Form 10-Q
period 2014-03-31
Celladon Corp
filed 2014-05-13
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36183

CELLADON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0971591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12760 High Bluff Drive, Suite 240, San Diego CA	92130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 366-4288

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 25, 2014 was 18,500,015.

CELLADON CORPORATION

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Celladon Corporation

(A Development Stage Company)

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,877	$7,903
Short-term investments	3,752	10,467
Prepaid expenses and other assets	585	180

Total current assets	58,214	18,550
Property and equipment, net	353	308
Other assets	11	2,296

Total assets	$58,578	$21,154

Liabilities, preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,754	$2,908
Accrued clinical expenses	2,208	1,478
Accrued interest	—	14
Convertible notes, net of discount	—	1,044
Warrant liability	—	1,116

Total current liabilities	3,962	6,560
Deferred rent	35	37
Commitments and contingencies (Note 5)
Series A-1 redeemable convertible preferred stock, $0.001 par value:
Authorized shares — none and 135,826,497 at March 31, 2014 and December 31, 2013, respectively; issued and outstanding shares — none and 127,140,530 at March 31, 2014 and December 31, 2013, respectively; liquidation preference — none and $114,172 at March 31, 2014 and December 31, 2013, respectively	—	60,098
Convertible preferred stock, $0.001 par value:
Authorized shares — none and 12,138,080 at March 31, 2014 and December 31, 2013, respectively; issued and outstanding shares — none and 12,138,080 at March 31, 2014 and December 31, 2013, respectively; liquidation preference — none and $5,450 at March 31, 2014 and December 31, 2013, respectively	—	5,450
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; authorized shares — 10,000,000 and none at March 31, 2014 and December 31, 2013, respectively; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized shares — 200,000,000 and 180,000,000 at March 31, 2014 and December 31, 2013, respectively; issued and outstanding — 18,500,015 and 884,179 at March 31, 2014 and December 31, 2013, respectively	18	—
Additional paid-in capital	174,311	61,593
Accumulated other comprehensive income	—	2
Deficit accumulated during the development stage	(119,748)	(112,586)

Total stockholders’ equity (deficit)	54,581	(50,991)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$58,578	$21,154

See accompanying notes.

Celladon Corporation

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Period from December 21, 2000 (inception) to March 31,
	2014	2013	2014
Operating expenses:
Research and development	$5,218	$2,919	$97,262
General and administrative	1,706	553	21,228

Total operating expenses	6,924	3,472	118,490

Loss from operations	(6,924)	(3,472)	(118,490)
Other income (expense):
Interest income	8	24	683
Interest expense	(59)	—	(2,416)
Other income (expense)	(4)	(82)	570
Change in fair value of warrant liability	(183)	—	(345)

Consolidated net loss	(7,162)	(3,530)	(119,998)
Net loss attributable to non-controlling interest	—	61	250

Net loss attributable to Celladon Corporation	(7,162)	(3,469)	(119,748)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(343)
Change in fair value of non-controlling interest	—	(61)	(3,259)
Deemed dividend	—	—	(856)

Net loss attributable to common stockholders	$(7,162)	$(3,530)	$(124,206)

Other comprehensive loss:
Unrealized loss on investments	(2)	(3)	—

Comprehensive loss	$(7,164)	$(3,533)	$(119,998)

Net loss per share attributable to common stockholders, basic and diluted	$(0.60)	$(3.99)

Weighted-average shares outstanding, basic and diluted	11,939,866	884,179

See accompanying notes.

Celladon Corporation

(A Development Stage Company)

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Period from December 21, 2000 (inception) to March 31, 2014
	2014	2013
Cash flows from operating activities
Consolidated net loss	$(7,162)	$(3,530)	$(119,998)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	26	17	499
Stock-based compensation	519	79	3,594
Forgiveness of notes receivable	—	—	72
Noncash interest expense	59	—	2,309
Amortization of investment premium (discount)	13	88	392
Change in fair value of warrant liability	183	—	345
Loss on disposal of property and equipment	—	—	92
Deferred rent	(1)	—	44
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(403)	(17)	(595)
Accounts payable and accrued expenses	219	(95)	3,840

Net cash used in operating activities	(6,547)	(3,458)	(109,406)
Cash flows from investing activities
Purchases of investment securities	(250)	(8,829)	(44,861)
Proceeds from maturities of investment securities	6,950	9,700	40,717
Purchases of property and equipment	(212)	(3)	(978)
Proceeds from sale of property and equipment	—	—	59

Net cash provided by (used in) investing activities	6,488	868	(5,063)
Cash flows from financing activities
Proceeds from issuance of common stock	50,600	—	50,706
Initial public offering costs	(4,567)		(6,260)
Proceeds from issuance of preferred stock, net	—	—	105,822
Proceeds from issuance of exchangeable shares	—	—	4,814
Proceeds from issuance of convertible debt	—	—	13,447
Repayment of convertible debt	—	—	(111)
Proceeds from equipment loan	—	—	175
Repayment of equipment loan	—	—	(175)
Issuance of notes receivable	—	—	(72)

Net cash provided by financing activities	46,033	—	168,346

Net increase (decrease) in cash and cash equivalents	45,974	(2,590)	53,877
Cash and cash equivalents, beginning of period	7,903	13,841	—

Cash and cash equivalents, end of period	$53,877	$11,251	$53,877

See accompanying notes.

Celladon Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

1. Basis of Presentation, Organization and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Celladon Corporation (Celladon or the Company) should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (SEC). The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to the fair value of equity awards and clinical trial expense accruals. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Organization

Celladon was incorporated in California on December 21, 2000 (inception) and reincorporated in Delaware in April 2012. The Company is a biotechnology company focused on developing treatments for heart failure, diabetes and neurodegenerative diseases. Celladon’s lead product candidate targets SERCA2a, an enzyme that becomes deficient in patients with heart failure.

As of March 31, 2014, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

Initial Public Offering

In February 2014, the Company completed its initial public offering of 6,325,000 shares of common stock at an offering price of $8.00 per share, which included the exercise by the underwriters of their option to purchase 825,000 additional shares of common stock. The Company received gross proceeds of $50.6 million and incurred $6.3 million in issuance costs. In connection with the initial public offering, all outstanding shares of convertible preferred stock were converted into shares of common stock, the outstanding principal and accrued interest on the convertible notes were converted into shares of common stock and the unamortized debt discount related to the convertible notes was charged to expense, warrants to purchase shares of Series A-1 preferred stock were converted into warrants to purchase common stock, the warrant liability was reclassified to additional paid-in capital, and the Company’s certificate of incorporation was amended and restated to authorize 200,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. See Note 6 for additional information.

Principles of Consolidation

In April 2012, Celladon formed a subsidiary, Celladon Europe B.V. (Celladon Europe). From its inception to June 6, 2013 the subsidiary was approximately 90% owned by Celladon and subsequent to June 6, 2013 the subsidiary has been wholly owned by Celladon. The financial statements of Celladon Europe are consolidated with those of the Company. All intercompany transactions and balances are eliminated in consolidation. The U.S. dollar is the functional currency of Celladon Europe. The Company remeasures Celladon Europe’s assets and liabilities related to monetary assets and liabilities to the U.S. dollar and records the net gains or losses resulting from remeasurement in other income (expense) in the consolidated statements of operations and comprehensive loss. Since the formation of Celladon Europe, the Company did not record any material gains or losses from remeasurement.

Investment Securities

Investment securities primarily consist of investment grade corporate debt securities. The Company classifies all investment securities as available-for-sale. Investments with maturity dates greater than 12 months from the end of each reporting period are classified as long-term. Investment securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders’ equity (deficit) until realized. Realized gains and losses from the sale of investment securities, if any, are determined on a specific identification basis. A decline in the market value of any investment security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. As of March 31, 2014 and December 31, 2013, none of the investment securities have been in an unrealized loss position for more than 12 months. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income. Interest income is recognized when earned.

The following table sets forth the composition of the Company’s investment securities (in thousands):

As of March 31, 2014	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities	Less than 1 year	$3,752	$—	$—	$3,752

As of December 31, 2013	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities	Less than 1 year	$10,465	$2	$—	$10,467

Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Potentially dilutive shares, which include convertible preferred stock and rights to acquire convertible preferred stock (non-controlling interest), warrants for the purchase of common stock and options outstanding under the Company’s equity incentive plans, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2014	2013
Redeemable convertible preferred stock	—	9,321,385
Convertible preferred stock	—	971,820
Warrants for common stock	231,821	702
Redeemable non-controlling interest	—	857,998
Common stock options	2,060,890	1,323,063

	2,292,711	12,474,968

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. On January 1, 2014, the Company adopted this standard, which had no impact on its financial position or results of operations.

2. Celladon Europe B.V.

In April 2012 and June 2012, Cooperatief LSB IV U.A. (LSP) invested an aggregate of $4.8 million in Celladon Europe. In exchange for the investment, the Company issued LSP one share of Special Preferred Voting stock and Celladon Europe issued LSP 1,999 non-voting B shares. The 1,999 B shares were exchangeable into 10,716,405 shares of the Company’s Series A-1 preferred stock at the option of LSP. The Company determined that the investment held by LSP in Celladon Europe should be classified as a redeemable non-controlling interest, as the shares of Celladon Europe were not in-substance common stock. In-substance common stock is an investment in an entity that has risk and reward characteristics that are substantially similar to that entity’s common stock. Due to the liability characteristics associated with the shares of Celladon Europe held by LSP, the Company concluded that LSP’s shares were not substantially similar to common stock. The liability characteristics include LSP’s put rights, which provided LSP with the ability to exchange its shares in Celladon Europe for Series A-1 preferred stock of the Company.

The redeemable non-controlling interest was initially valued using the fair value of the Series A-1 preferred stock. At each reporting period, the Company adjusted the carrying value of the redeemable non-controlling interest by the net loss attributable to the redeemable non-controlling interest. Any difference between the fair value and the adjusted carrying value of the redeemable non-controlling interest was recorded as an adjustment to additional paid-in capital and presented as a component of net loss attributable to common stockholders in the accompanying consolidated statements of operations and comprehensive loss.

On June 6, 2013, LSP delivered a notice to exchange its 1,999 B shares of Celladon Europe for 10,716,405 shares of the Company’s Series A-1 preferred stock. Concurrently, the one share of outstanding Special Preferred Voting stock was cancelled. As of June 6, 2013, the redeemable non-controlling interest was adjusted to fair value and reclassified to Series A-1 preferred stock on the accompanying consolidated balance sheet.

From April 2012 through June 6, 2013, LSP owned approximately 10% of Celladon Europe.

During the three months ended March 31, 2013, the Company adjusted the loss attributable to common stockholders as a result of increases in the fair value of the redeemable non-controlling interest of approximately $0.1 million. The increase in fair value increased the loss attributable to common stockholders.

As of March 31, 2014 and December 31, 2013, the $1.3 million and $0.8 million, respectively, of liabilities recognized as a result of consolidating Celladon Europe do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of Celladon Europe. As of March 31, 2014 and December 31, 2013, the $0.3 million and $0.6 million, respectively, of assets recognized as a result of consolidating Celladon Europe do not represent additional assets that could be used to satisfy claims against the Company’s general assets. The assets of Celladon Europe represent the only significant assets of the Company not located in the United States.

3. Balance Sheet Details

Property and equipment consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Office furniture and other equipment	$620	$555
Accumulated depreciation	(267)	(247)

	$353	$308

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Accounts payable	$731	$1,397
Current portion of deferred rent	8	8
Accrued compensation	356	664
Accrued other	659	839

	$1,754	$2,908

4. Fair Value Measurements

The Company’s financial instruments primarily consist of cash and cash equivalents, investment securities, accounts payable and accrued liabilities. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Investment securities are recorded at fair value.

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of March 31, 2014 and December 31, 2013, cash and cash equivalents consist primarily of bank deposits with third-party financial institutions and highly liquid money market securities with original maturities at date of purchase of 90 days or less and are stated at cost which approximate fair value and are classified within the Level 1 designation discussed above. Marketable securities are recorded at fair value, defined as the exit price in the principal market in which the Company would transact, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques and include the Company’s investments in corporate debt securities and commercial paper. Financial liabilities that were measured or disclosed at fair value on a recurring basis, and were classified within the Level 3 designation, included the warrant liability and convertible notes prior to their conversion to equity upon the Company’s initial public offering in February 2014. None of the Company’s non-financial assets and liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Cash equivalents measured at fair value as of March 31, 2014 and December 31, 2013 are all classified within Level 1. Below is a summary of other assets and liabilities measured at fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Corporate debt securities	$3,752	$—	$3,752	$—

		Fair Value Measurements at Reporting Date Using
	As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Corporate debt securities	$10,467	$—	$10,467	$—

Liabilities:
Convertible notes	$1,044	$—	$—	$1,044
Warrant Liability	1,116	—	—	1,116

	$2,160	$—	$—	$2,160

The Company determined the fair value of the convertible notes utilizing an estimated cost of debt for comparable venture backed and mezzanine financings.

The fair value per share of the Company’s underlying Series A-1 preferred stock was used to determine the fair value of the warrant liability. As of December 31, 2013, the fair value of the Series A-1 preferred stock was $0.64 and was derived from the price at which shares were sold in the Company’s initial public offering.

In addition to the fair value of the underlying Series A-1 preferred stock, the following assumptions were used in the Black-Scholes option pricing model to determine the fair value of the preferred stock warrant liability:

December 31, 2013
Risk-free interest rate	1.58%
Expected volatility	82%
Expected term (in years)	4.8
Expected dividend yield	0.0%

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

	Convertible Notes	Warrant Liability
Balance at December 31, 2013	$1,044	$1,116
Changes in fair value	53	183
Conversion to equity upon initial public offering	(1,097)	(1,299)

Balance at March 31, 2014	$—	$—

5. Commitments and Contingencies

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

The Company has recorded research and development expense related to sublicense fees under the agreement of $0.6 million for the period from December 21, 2000 (inception) to March 31, 2014. None of the expense was recorded in the three months ended March 31, 2014 or 2013. Through March 31, 2014, no milestone obligations were incurred under the agreement.

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

The Company is currently in compliance with these milestone requirements. During the term of the agreement, the Company is not obligated to make annual license or maintenance payments, but is obligated to pay to AmpliPhi all royalty and milestone payments that become due and payable by AmpliPhi to UPenn under AmpliPhi’s agreement with UPenn as a result of the Company’s exercise of the sublicense granted under the Company’s agreement with AmpliPhi. This includes a low single-digit tiered percentage royalty on net sales of MYDICAR and any other product covered by the licensed patents sold by the Company, its affiliates or its sublicensees, and up to $850,000 in milestone payments upon the achievement of certain developmental and regulatory milestones related to MYDICAR and any other product covered by the licensed patents. Through March 31, 2014, $0.3 million of milestone obligations were incurred under the agreement. The agreement does not provide either party with termination rights and does not have a provision for expiration or automatic termination.

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

The Company has recorded research and development expense related to license and annual maintenance fees under the agreement of $0.6 million for the period from December 21, 2000 (inception) to March 31, 2014. None of the expense was recorded in the three months ended March 31, 2014 or 2013. Through March 31, 2014, no milestone obligations were incurred under the agreement.

Material Transfer and Exclusivity Agreement

In February 2014, the Company and Les Laboratoires Servier (Servier) entered into a material transfer and exclusivity agreement, pursuant to which the Company agreed to transfer to Servier samples of certain proprietary compounds from the Company’s small molecule SERCA2b modulator program and granted to Servier a non-exclusive, non-sublicensable, royalty-free license to conduct certain studies of the samples for the purpose of evaluating Servier’s interest in negotiating a potential license and research collaboration agreement with the Company relating to small molecule SERCA2b modulators (Compounds), for the treatment of type 2 diabetes and other metabolic diseases.

The term of Servier’s license to conduct the evaluation, or the evaluation period, will expire six months after Servier’s initial receipt from the Company of the samples, provided that Servier may extend the evaluation period for up to an additional two months and may terminate the agreement at any time upon written notice to the Company.

Under the terms of the agreement, the Company also granted to Servier the exclusive right to negotiate for an exclusive, royalty-bearing license to develop and commercialize Compounds, and products containing Compounds, in the field of type 2 diabetes and other metabolic diseases, or the field, solely outside of the United States and its territories and possessions on the terms and conditions set forth in the agreement and other commercially reasonable terms to be negotiated in good faith by the parties and set forth in a definitive license and research collaboration agreement.

Other License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired certain intellectual property. Pursuant to each agreement the Company paid a license fee and reimbursed historical patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. Minimum annual payments to maintain these cancelable licenses total an aggregate of approximately $0.2 million and potential future milestone payments total an aggregate of approximately $3.3 million. The Company has recorded research and development expense related to license and annual maintenance fees under the agreements of $0.1 million, $0.1 million, and $1.2 million, respectively, for the three months ended March 31, 2014, the three months ended March 31, 2013 and the period from December 21, 2000 (inception) to March 31, 2014.

Through March 31, 2014, the Company has recorded research and development expense of $0.1 million related to milestone obligations incurred under the agreements.

Leases

The Company leases office space in San Diego, California under a long-term operating lease that expires in November 2017. The rent expense for each of the three months ended March 31, 2014 and 2013 was $21,000. Future minimum payments under the long-term operating lease total $345,000.

6. Stockholders’ Equity (Deficit)

Common Stock and Common Stock Warrants

In February 2014, the Company completed its initial public offering in which it sold 6,325,000 shares of common stock at a public offering price of $8.00 per share.

Net proceeds from the Company’s initial public offering, shown in the period received or paid, were determined as follows (in thousands):

	Total	Subsequent to March 31, 2014	Three months ended March 31, 2014	As of December 31, 2013
Gross proceeds (including over-allotment)	$50,600	$—	$50,600	$—
Underwriting discounts and commissions	(3,542)	—	(3,542)	—
Offering costs	(2,805)	(87)	(1,025)	(1,693)

Net proceeds	$44,253	$(87)	$46,033	$(1,693)

In addition, each of the following occurred on February 4, 2014 in connection with the Company’s initial public offering:

•	Series A-1 redeemable convertible preferred stock outstanding (127,140,530 shares) and Junior preferred convertible stock outstanding (12,138,080 shares) were converted into 10,179,372 and 971,820 shares of the Company’s common stock, respectively;

•	the outstanding principal balance of $1,097,017 and accrued interest of $20,000 on convertible promissory notes converted into 139,644 shares of the Company’s common stock;

•	warrants to purchase 2,895,570 shares of Series A-1 preferred stock were converted into warrants to purchase 231,821 shares of the Company’s common stock and the warrant liability was reclassified to additional paid-in capital.

The following table summarizes the fully exercisable warrants outstanding for the purchase of common stock as of March 31, 2014 and December 31, 2013:

March 31, 2014	December 31, 2013	Exercise Price	Expiration Date
—	80	$224.82	January 2015
—	622	$12.49	October 2016
231,821	—	$5.61	October 2018

231,821	702

Stock Options

Options granted under our equity incentive plans generally expire no more than ten years from the date of grant and generally vest and become exercisable over a period not to exceed four years, as determined by the board of directors. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant.

Prior Plans

In December 2001, the Company adopted its 2001 Stock Option Plan (the 2001 Plan) and in January 2012 adopted its 2012 Equity Incentive Plan (the 2012 Plan, and together with the 2001 Plan, the Prior Plans). The Prior Plans have terminated and no further shares may be granted under the Prior Plans.

2013 Equity Incentive Plan

In October 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (as amended, the 2013 Plan), which became effective in January 2014. Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based stock awards and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. Initially, the aggregate number of shares of common stock that may be issued pursuant to stock awards under the 2013 Plan is the sum of (1) 1,473,738 shares, plus (2) the number of shares (not to exceed 1,569,905 shares) (i) the 26,294 shares reserved for issuance under the 2012 Plan at the time the 2013 Plan became effective, and (ii) any shares subject to outstanding stock options or other stock awards that were granted under the Prior Plans that are forfeited, terminate, expire or are otherwise not issued. Additionally, the number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2023, by 5% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors.

A summary of the Company’s stock option activity under the Prior Plans and 2013 Equity Incentive Plan is as follows:

Options
Outstanding at December 31, 2013	1,543,667
Granted	517,223

Outstanding at March 31, 2014	2,060,890

2013 Employee Stock Purchase Plan

In October 2013, the Company’s stockholders approved the 2013 Equity Stock Purchase Plan (ESPP) which became effective in January 2014. Initially, the ESPP authorizes the issuance of 165,732 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of the Company’s designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2015 through January 1, 2023 by the least of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (2) 384,307 shares, or (3) a number determined by the Company’s board of directors that is less than (1) and (2).

Stock-Based Compensation Expense

The allocation of stock-based compensation for all equity awards is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$343	$58
General and administrative	176	21

	$519	$79

As of March 31, 2014 the unrecognized compensation cost related to outstanding employee options was $5.2 million and is expected to be recognized as expense over approximately 3.2 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and with our consolidated financial statements and the related notes thereto that are contained in our Annual Report on Form 10-K for the year ended December 31, 2013, or Annual Report, which has been filed with the Securities and Exchange Commission, or SEC. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties, and assumptions. Actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” elsewhere in this Form 10-Q and in our Annual Report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements.” We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the filing date of this Quarterly Report and are subject to risks and uncertainties. We discuss many of these risks in greater detail under “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a clinical-stage biotechnology company applying our leadership position in the field of calcium dysregulation by targeting SERCA enzymes to develop novel therapies for diseases with tremendous unmet medical needs. Our therapeutic portfolio for diseases characterized by SERCA enzyme deficiency includes both gene therapies and small molecule compounds. Our lead product candidate, MYDICAR, uses gene therapy to selectively target and restore SERCA2a enzyme levels in patients with heart failure. MYDICAR utilizes a recombinant adeno-associated viral vector 1, or AAV1 serotype, which is a group of adeno-associated viruses, or AAVs, sharing specific antigens, to deliver the gene for the SERCA2a enzyme. A companion diagnostic is being developed in parallel with MYDICAR to qualify patients for treatment based on the absence of antibodies that may neutralize the virus.

We are currently evaluating MYDICAR in a 250-patient randomized, double-blind, placebo-controlled international Phase 2b trial in patients with systolic heart failure, which we refer to as CUPID 2. We completed enrollment of CUPID 2 in February 2014 and expect to announce results in April 2015.

In April 2014, the U.S. Food and Drug Administration’s, or FDA’s, Center for Biologics Evaluation and Research granted Breakthrough Therapy designation to MYDICAR for reducing hospitalizations for heart failure in patients who test negative for adeno-associated viral vector 1 neutralizing antibodies, are class III or IV heart failure patients under the New York Heart Association, or NYHA, classification system, and are not in immediate need of a left-ventricular assist device, or LVAD, or heart transplant. The Breakthrough Therapy designation was enacted as part of the FDA Safety and Innovation Act of 2012. The Breakthrough Therapy program is intended to streamline drug development and review of innovative new medicines that address significant diseases or conditions with unmet needs. MYDICAR was the third product candidate to receive this designation from CBER, and indicates that the FDA has determined that the CUPID 1 study provided preliminary clinical evidence that MYDICAR may demonstrate substantial improvement over available therapies in a serious and life threatening condition such as advanced heart failure.

We are also investigating MYDICAR for additional indications, including arteriovenous fistula, or AVF, maturation failure, and for the treatment of patients with advanced heart failure who are on an LVAD.

In addition to MYDICAR, we have identified a number of potential first-in-class compounds addressing novel targets in diabetes and neurodegenerative diseases with our small molecule platform of SERCA2b modulators. In February 2014, we entered into a material transfer and exclusivity agreement with Les Laboratoires Servier, or Servier, pursuant to which we agreed to transfer to Servier samples of certain proprietary compounds from our small molecule SERCA2b modulator program to enable Servier to conduct certain time-limited studies of the samples for the purpose of evaluating Servier’s interest in negotiating a potential license and research collaboration agreement with us relating to small molecule SERCA2b modulators, or Compounds, for the treatment of type 2 diabetes and other metabolic diseases. Under the terms of the agreement, we also granted to Servier a time-limited exclusive right to negotiate for an exclusive, royalty-bearing license to develop and commercialize Compounds, and products containing Compounds, in the field of type 2 diabetes and other metabolic diseases, or the field, solely outside of the United States and its territories and possessions on the terms and conditions set forth in the agreement and other commercially reasonable terms to be negotiated in good faith by the parties and set forth in a definitive license and research collaboration agreement.

In February 2014, we completed our initial public offering of 6,325,000 shares of common stock at an offering price of $8.00 per share, which included the exercise by the underwriters of their option to purchase 825,000 additional shares of common stock. We received gross proceeds of $50.6 million and incurred $6.3 million in issuance costs.

We are a development-stage company. To date, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales or other sources. From our inception through March 31, 2014, we have funded our operations primarily through the sales of equity and convertible debt securities totaling approximately $168.3 million, which includes the net proceeds from our initial public offering.

We have incurred net losses in each year since our inception. As of March 31, 2014, we had a deficit accumulated during the development stage of approximately $119.7 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We anticipate that our expenses will increase substantially if and as we:

•	expand or accelerate our preclinical and clinical development activities, particularly with respect to clinical trials of MYDICAR for systolic heart failure, including our ongoing CUPID 2 trial, preclinical and clinical activities to evaluate MYDICAR for the treatment of AVF maturation failure, an LVAD trial, an AAV1 NAb positive trial and a viral shedding trial, and our preclinical studies and clinical trials of MYDICAR for the treatment of diastolic heart failure and other indications;

•	develop our small molecule modulators of SERCA2 enzymes;

•	further develop the manufacturing process for our viral vectors and product candidates, including commercial scale-up, and validation and automation of our companion diagnostic;

•	seek regulatory and marketing approvals for MYDICAR and any other product candidate that successfully completes clinical trials;

•	seek regulatory and marketing approvals for our companion diagnostic;

•	establish a sales, marketing and distribution infrastructure in the United States to commercialize any products for which we obtain marketing approval;

•	expand and accelerate development of our small molecule program in the fields of diabetes and neurodegenerative diseases;

•	acquire rights to other product candidates and technologies;

•	change or add additional manufacturers or suppliers;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our research and preclinical development of our product candidates and seek to identify and validate additional product candidates;

•	make milestone or other payments under any in-license or collaboration agreement;

•	attract and retain skilled personnel;

•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and

•	experience any delays or encounter issues with any of the above.

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

Financial Operations Overview

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

•	salaries and related overhead expenses, which include stock-based compensation and benefits for personnel in research and development functions;

•	fees paid to consultants and contract research organizations, or CROs, including in connection with our preclinical studies, and clinical trials and other related clinical trial fees, such as investigator grants, patient screening, laboratory work, clinical trial material management and statistical compilation and analysis;

•	costs related to acquiring and manufacturing clinical trial materials, including continued testing such as process validation and stability of drug product;

•	costs related to compliance with regulatory requirements; and

•	payments related to licensed products and technologies.

From our inception through March 31, 2014, we have incurred approximately $97.3 million in research and development expenses, of which we estimate $92.3 million relates to our development of MYDICAR. We plan to increase our research and development expenses for the foreseeable future as we continue to develop MYDICAR for the treatment of systolic heart failure and our companion diagnostic, as well as, subject to the availability of additional funding, further advance the development of our other product candidates and MYDICAR for additional indications. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, in connection with our clinical trials, and costs related to acquiring and manufacturing clinical trial materials. We typically use our employee and infrastructure resources across multiple research and development programs.

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

MYDICAR

The majority of our research and development resources are currently focused on our ongoing CUPID 2 trial, commercialization and manufacturing preparations, clinical trials and other work needed to submit MYDICAR for regulatory approval in the United States and Europe. We have incurred, and expect to continue to incur, significant expense in connection with these efforts, including expenses related to:

•	the development of manufacturing capabilities for the commercial production of MYDICAR;

•	conduct of our CUPID 2 trial of MYDICAR and the enrollment and conduct of an AVF trial, AAV NAb positive trial and viral shedding trial for patients with systolic heart failure; and

•	commercial scale-up, validation and automation activities related to our companion diagnostic.

Small Molecule Program

Our research and development expenses for our small molecule program relate primarily to identification and pre-clinical testing of small molecule SERCA2 enzyme modulators.

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

Other Income (Expense)

Other expense consists primarily of the amortization of debt discount and interest charges we incurred in periods when we had convertible debt outstanding and the change in the fair value of our outstanding warrant liability prior to its reclassification to stockholders’ equity in February 2014 in connection with the closing of our initial public offering. Other income consists primarily of interest income earned on our cash, cash equivalents and investments.

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

While our significant accounting policies are further described in Note 1 to our consolidated financial statements appearing elsewhere in this Form 10-Q, we believe that the following accounting policies related to clinical trial expenses, valuation of stock-based compensation and valuation of our convertible debt and warrant liability are the most critical for fully understanding and evaluating our financial condition and results of operations.

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

Our objective is to reflect the appropriate clinical trial expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of completion of clinical trials, or the services completed. During the course of a clinical trial, we adjust the rate of clinical trial expense recognition if actual results differ from the estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. Although we do not expect that our estimates will be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting amounts that are too high or too low for any particular period. Through March 31, 2014, there had been no material adjustments to our prior period estimates of accrued expenses for clinical trials. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Consolidated Financial Statements — Note 1 — Basis of Presentation, Organization and Summary of Significant Accounting Policies.”

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

The following table summarizes our results of operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2014	2013
Research and development	$5,218	$2,919	$2,299
General and administrative	1,706	553	1,153
Total other expense	(238)	(58)	(180)

Research and Development Expenses. Research and development expenses were $5.2 million and $2.9 million for the three months ended March 31, 2014 and 2013, respectively. The increase of approximately $2.3 million was due primarily to an increase of $0.8 million in expenses incurred during the first quarter of 2014 associated with manufacturing scale-up,

$0.8 million associated with the increase in enrollment of patients in our CUPID 2 clinical trial, $0.3 million in compensation related to an increase in headcount and stock-based compensation, $0.2 million in non-clinical studies related to MYDICAR and $0.2 million in regulatory and other costs. We expect that our overall research and development expenses will continue to increase in 2014 as we initiate additional clinical trials and continue scale-up activities.

General and Administrative Expenses. General and administrative expenses were $1.7 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively. The increase of approximately $1.2 million was due primarily to an increase in fees associated with being a public company, an increase in compensation related expenses due to an increase in headcount and an increase in stock-based compensation expense. We expect that our general and administrative expenses will increase as we continue to operate as a public company. We believe that these increases will likely include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel to support product commercialization efforts and increased fees for outside consultants, attorneys and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations and disclosures, and similar requirements applicable to public companies.

Other Expense. Other expense was $0.2 million and $58,000 for the three months ended March 31, 2014 and 2013, respectively. The other expense for the three months ended March 31, 2014 consisted primarily of $183,000 of expense related to an increase in the fair value of the warrant liability prior to conversion to equity upon the closing of our initial public offering and $53,000 of interest expense related to the amortization of debt discount on the convertible debt instrument prior to its settlement in shares of our common stock upon the closing of our initial public offering. Other expense for the three months ended March 31, 2013 consisted primarily of a foreign currency exchange rate loss offset by interest income on our investments. We expect our interest income to increase in the remainder of 2014 as we invest the proceeds from our initial public offering pending their use in our operations.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of March 31, 2014, we had an accumulated deficit of approximately $119.7 million. We anticipate that we will continue to incur net losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements.

Since our inception through March 31, 2014, we have funded our operations primarily through the sale of our equity and debt securities. As of March 31, 2014, we had cash, cash equivalents and investments of approximately $57.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Our initial public offering resulted in net proceeds to us of $44.3 million, of which $46.0 million in net proceeds were received in the three months ended March 31, 2014 and $1.7 million in offering costs were paid prior to December 31, 2013. The outstanding principal and accrued interest on our convertible promissory note converted into shares of our common stock upon our initial public offering. As of March 31, 2014 we had no outstanding debt.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$(6,547)	$(3,458)
Investing activities	6,488	868
Financing activities	46,033	—

Net increase (decrease) in cash and cash equivalents	$45,974	$(2,590)

Operating activities. Net cash used in operating activities of $6.5 million during the three months ended March 31, 2014, was primarily a result of our net loss of $7.1 million. The primary difference between our net loss and our cash used in operating activities was $(0.2) million of changes in our operating assets and liabilities, $0.5 million of stock-based compensation, $0.2 million related to the change in fair value of our outstanding warrant liability and $0.1 million of non-cash interest related to the amortization of debt discount on our convertible debt.

Net cash used in operating activities of $3.5 million during the three months ended March 31, 2013 was primarily a result of our net loss of $3.5 million. Changes in our operating assets and liabilities were offset by stock-based compensation and interest expense related to the amortization of discounts and premiums paid on investment securities.

Investing Activities. Net cash provided by investing activities of $6.5 million and $0.9 million during the three months ended March 31, 2014 and 2013, respectively, was primarily a result of the net maturities of investments used to fund our operating activities.

Financing Activities. Net cash provided by financing activities of $46.0 million during the three months ended March 31, 2014 consisted of $50.6 million in proceeds received and $4.6 million in costs paid in connection with our initial public offering.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments, will enable us to fund our operations through 2015. We intend to use our existing cash, cash equivalents and short-term investments to fund development activities, including commercial manufacturing capabilities and clinical activities related to the completion of our CUPID 2 trial, MYDICAR for the treatment of systolic heart failure in patients with existing LVADs and AVF maturation failure, internal salaries and external costs related to completion of our CUPID 2 trial and the remainder to fund working capital, including general operating expenses. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

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

Contractual Obligations and Commitments

There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. A 10% change in interest rates on March 31, 2014 would not have had a material effect on the fair market value of our portfolio.

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

Our balance sheet as of March 31, 2014 includes cash and cash equivalents of $0.3 million denominated in euros through our wholly-owned subsidiary, Celladon Europe B.V., or Celladon Europe. The majority of payments made by Celladon Europe are denominated in euros. Such payments have not been material in any period since our inception. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the three months ended March 31, 2014. A 10% change in the euro-to-dollar exchange rate on March 31, 2014 would not have had a material effect on our results of operations or financial condition.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We are responsible for maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2014, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Item 1A of our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to our Financial Condition and Capital Requirements

*We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biotechnology company and we have not yet generated any revenues. We have incurred net losses in each year since our inception in December 2000. Our consolidated net losses were $7.2 million and $3.5 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, we had an accumulated deficit of approximately $119.7 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

We have devoted most of our financial resources to research and development, including developing our manufacturing capabilities and preclinical and clinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings or strategic collaborations. We have not completed pivotal clinical trials for any product candidate and it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	expand or accelerate our clinical development activities, particularly with respect to our clinical trials of MYDICAR for systolic heart failure, including our CUPID 2 trial of MYDICAR, our AAV1 NAb positive trial and our viral shedding trial, as well as our preclinical studies and clinical trials of MYDICAR for AVF, patients on an LVAD and other indications;

•	further develop the manufacturing process for our vectors or our product candidates including commercial scale-up, validation and automation of our companion diagnostic;

•	seek regulatory and marketing approvals for MYDICAR and any other product candidate that successfully completes clinical trials;

•	seek regulatory and marketing approvals for our companion diagnostic;

•	establish a sales, marketing and distribution infrastructure in the United States to commercialize any products for which we obtain marketing approval;

•	initiate additional preclinical, clinical or other studies for our product candidates;

•	expand and accelerate development of our small molecule programs in the fields of diabetes and neurodegenerative diseases;

•	acquire rights to other product candidates and technologies;

•	change or add additional manufacturers or suppliers;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our research and preclinical development of our product candidates and seek to identify and validate additional product candidates;

•	make milestone or other payments under any in-license or collaboration agreement;

•	attract and retain skilled personnel;

•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and

•	experience any delays or encounter issues with any of the above.

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

*We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

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

Our operations have consumed substantial amounts of cash since inception. As of March 31, 2014, our cash, cash equivalents and investments were $57.6 million. Our research and development expenses were $5.2 million and $2.9 million for the three months ended March 31, 2014 and 2013, respectively. In 2014, we plan to develop MYDICAR for additional indications including treatment of AVF maturation failure and for the treatment of patients with advanced heart failure who are on an LVAD. We believe that our existing cash, cash equivalents and investments will be sufficient to fund our current operations through our expected receipt of data from our CUPID 2 trial in April 2015. This period could be shortened if there are any significant increases beyond our expectations in spending on development programs or more rapid progress of development programs than anticipated. We do not expect our existing capital resources to be sufficient to enable us to begin a Phase 3 trial of MYDICAR for systolic heart failure, if required. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates and companion diagnostic, as well as to further develop MYDICAR for additional indications, such as AVF maturation failure, the treatment of patients with advanced heart failure who are on an LVAD, and to potentially develop MYDICAR for PAH and/or diastolic heart failure. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

*MYDICAR is based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. At the moment, no gene therapy product has been approved in the United States and only one gene therapy product has been approved in Europe.

We have primarily concentrated our research and development efforts on our lead product candidate, MYDICAR, for the treatment of systolic heart failure, and our future success is highly dependent on the successful development of this product candidate. There can be no assurance that any development problems we experience in the future related to our product candidates will not cause significant delays or unanticipated costs, or that such development problems can be solved. In addition, our product development program is dependent on the development and commercialization of a required companion diagnostic by us or by third party collaborators. Companion diagnostics are subject to regulation as medical devices and those diagnostic tools must independently be cleared or approved by the FDA, the EMA or other foreign regulatory authorities before we may commercialize our product candidates. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

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

Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health, or the NIH, are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or the RAC. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. Conversely, the FDA can put an investigational new drug application, or IND, on clinical hold even if the RAC has provided a favorable review. For example, our IND for MYDICAR, which we filed with the FDA in December 2006, was placed on clinical hold by the FDA in May 2012 until detailed, updated manufacturing information was submitted and the clinical hold was removed by the FDA in July 2012. Also, before a clinical trial can begin at an NIH-funded institution, that institution’s institutional review board, or IRB, and its Institutional Biosafety Committee, or IBC, will have to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA, the EMA or other foreign regulatory authorities to change the requirements for approval of any of our gene therapy-based product candidates.

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

*Failure to successfully validate, commercialize and obtain regulatory approval for our companion diagnostic could delay or prevent commercialization of MYDICAR. Devices used in the administration of MYDICAR may also require labeling changes and result in delays for the commercialization of MYDICAR.

A key element of our strategy is to screen out patients with certain amounts of pre-existing NAbs to the AAV1 viral vector used by MYDICAR. We have developed a companion diagnostic that will be used in combination with MYDICAR to help us better identify those patients that may benefit from treatment with MYDICAR. Accordingly, we will be dependent on such companion diagnostic, both during our clinical trials and in connection with any future commercialization of MYDICAR for systolic heart failure or for other indications. We expect that we will enter into a strategic alliance with a third party for the automation and commercialization of our companion diagnostic. We and any of our future collaborators may encounter difficulties in developing the companion diagnostic for commercial application, including issues in relation to automation, selectivity/specificity, analytical validation, reproducibility, or clinical validation of such companion diagnostic. Companion diagnostics are subject to regulation by the FDA, the EMA and other foreign regulatory authorities as medical devices and require separate regulatory clearance or approval prior to commercialization. In the case of MYDICAR, we anticipate that the FDA will require approval of the companion diagnostic under a medical device pre-market approval, or PMA, application prior to, or concurrently with, approval and commercialization of MYDICAR, which could delay our ability to commercialize both products. If we or any of our future collaborators fail to obtain regulatory approval of the companion diagnostic or are delayed in receiving such approval, our ability to commercialize MYDICAR would be delayed until such time as regulatory approval is obtained. In addition, our future collaborators may encounter production difficulties that could constrain the supply of the companion diagnostic, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostic in the clinical community. MYDICAR and certain of the off-the-shelf administration components used in the cardiac catheterization laboratory are regulated as combination products. These include products where two or more separate products are packaged together (e.g., drug and device products); or a product packaged separately but intended for use only with an approved, individually specified product where both are required to achieve the intended use of the proposed product. MYDICAR will include labelling that specifies certain administration products, and the labeling of some of the administration products may need to be changed, e.g., to reflect a change in intended use, which revisions could delay our ability to commercialize MYDICAR.

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

*We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in raising, or inability to raise, sufficient capital to fund the planned clinical trials;

•	delays in reaching a consensus with regulatory agencies on trial design;

•	identifying, recruiting and training suitable clinical investigators;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in obtaining required IRB and IBC approval at each clinical trial site;

•	delays in recruiting suitable patients to participate in our clinical trials;

•	delays due to changing standard of care for the diseases we are studying;

•	delays in dosing or other delays in our clinical trial plans or planned clinical trials as a result of direction from one or more independent data monitoring committees;

•	adding new clinical trial sites;

•	imposition of a clinical hold by regulatory agencies, after an inspection of our clinical trial operations or trial sites;

•	failure by our CROs, other third parties or us to adhere to clinical trial requirements;

•	catastrophic loss of product due to shipping delays or delays in customs in connection with delivery to foreign countries for use in clinical trials;

•	failure to perform in accordance with the FDA’s good clinical practices, or GCPs, or applicable regulatory guidelines in other countries;

•	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;

•	delays in the approval or commercial scale-up, validation and automation of critical companion diagnostics;

•	delays in the manufacture of critical reagents used in any companion diagnostic;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical trial sites or patients dropping out of a trial;

•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. Even though we received Fast Track designation in December 2011 and Breakthrough Therapy designation in April 2014 from the FDA for MYDICAR for the treatment of systolic heart failure in NYHA Class III/IV heart failure patients, these designations may not result in faster review or approval, if at all. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

*Success in early clinical trials may not be indicative of results obtained in later trials.

Trial designs and results from previous trials, including the results from our CUPID 1 and ongoing CUPID 2 trial, are not necessarily predictive of our future clinical trial designs or results. In addition, our CUPID 1 and CUPID 2 trials had a combined enrollment of 301 patients, which is smaller than the number of patients we may need to enroll in a Phase 3 trial for MYDICAR, if such trial is required by the FDA. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials.

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

*The results from our CUPID 2 trial may not be sufficiently robust to support the submission of marketing approval for MYDICAR for the treatment of systolic heart failure. Before we submit MYDICAR for marketing approval, the FDA and the EMA may require us to conduct additional clinical trials, or evaluate subjects for an additional follow-up period.

Our ongoing CUPID 2 trial, which is a 250-patient, double-blind, placebo-controlled, randomized Phase 2b clinical trial to evaluate the safety and efficacy of MYDICAR to reduce the frequency of, and/or delay of, heart failure-related hospitalizations in persons with systolic heart failure, may not be deemed to be a pivotal trial or may not provide sufficient support for a BLA submission. Although our CUPID 1 trial met its primary safety and efficacy endpoints at six months for high-dose MYDICAR versus placebo and the safety profile from this trial was very favorable, it is still possible that, even if we achieve favorable results in the CUPID 2 trial, the FDA may require us to conduct one or more additional clinical trials, possibly involving a larger sample size or a different clinical trial design, particularly if the FDA does not find the results from the CUPID 2 trial to be sufficiently persuasive to support a BLA submission. For example, the FDA advised us in October 2013 that the number of subjects in our proposed safety database may be an issue to be considered in review of our BLA submission. The FDA may also require that we conduct a longer follow-up period of subjects treated with our MYDICAR product candidate prior to accepting our BLA submission.

In May 1998, the FDA published “ Guidance for Industry — Providing Clinical Evidence of Effectiveness for Human Drug and Biological Products” outlining the conditions in which a single trial might be sufficient to support a BLA submission. We believe that the FDA may not require us to complete additional trials of MYDICAR for the treatment of systolic heart failure if the results of our CUPID 2 trial meet the requirements for a single trial set forth in this guidance. In addition, in November 2013, the EMA indicated that if MYDICAR demonstrates a substantial and highly significant treatment effect in the advanced heart failure population, and no untoward effects attributable to MYDICAR are observed, a safety database of approximately 205 to 230 MYDICAR-treated subjects may be sufficient to assess safety and allow acceptance of an MMA for MYDICAR for the treatment of systolic heart failure. We therefore believe that, if the above conditions are met, a Phase 3 trial will not be required for marketing approval in Europe. It is possible, however, that the FDA or the EMA may not consider the results of our CUPID 2 trial to be sufficient for approval of MYDICAR for the treatment of systolic heart failure. If the FDA or the EMA requires additional studies, including Phase 3 trials, we would incur increased costs and delays in the marketing approval process, which would require us to expend more resources than we have available. In addition, it is possible that the FDA and the EMA may have divergent opinions on the elements necessary for a successful BLA and MAA, respectively, which may cause us to alter our development, regulatory and/or commercialization strategies.

*Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any potential marketing approval.

As with many pharmaceutical and biological products, treatment with MYDICAR may produce undesirable side effects or adverse reactions or events. Although extensive preclinical safety and biodistribution testing conducted on MYDICAR and other AAV vectors, including the CUPID 1 trial of MYDICAR for systolic heart failure and data from previous clinical trials of other AAV vectors, suggests that MYDICAR will be well tolerated, known adverse side effects that could present with treatment with AAV vectors include an immunologic reaction to the capsid protein or gene at early timepoints after administration. In previous clinical trials involving AAV viral vectors for gene therapy, some subjects experienced serious adverse events, including the development of an immunologic T-cell response against the vector capsid proteins. If our vectors demonstrate a similar effect, or other adverse events, we may be required to halt or delay further clinical development of our product candidates. In addition, theoretical adverse side effects of AAV vectors include replication and spread of the virus to other parts of the body and insertional oncogenesis, which is the process whereby the insertion of a gene near a gene that is important in cell growth or division results in uncontrolled cell division, also known as cancer, which could potentially enhance the risk of malignant transformation. Potential procedure-related events are similar to those associated with standard coronary intervention procedures, and may include vascular injury (e.g., damage to the femoral, radial, or brachial arteries at the site of vascular access, or damage to the coronary arteries) or myocardial injury. If any such adverse events occur, our clinical trials could be suspended or terminated and the FDA, the EMA or other foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate or the approval may be for a more narrow indication than we expect.

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

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with good manufacturing practices, or GMP, and adherence to commitments made in the BLA. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

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

We may run into technical or scientific issues related to manufacturing or development that we may be unable to resolve in a timely manner or with available funds. In addition, we have not completed the characterization and validation activities necessary for commercial and regulatory approvals. If Lonza or any of our other manufacturing partners does not obtain such regulatory approvals, our commercialization efforts will be harmed. For more information regarding our manufacturing services agreement with Lonza, see “Business — Manufacturing — Manufacturing Services Agreement with Lonza” in our Annual Report.

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

*We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of May 1, 2014, we had 19 full-time employees. As we mature and expand our research and development and other pre-commercialization activities, we expect to expand our full-time employee base and to hire more consultants and contractors. In addition, we currently plan to commercialize MYDICAR, if approved, using an internal sales force to target selected cardiologists, heart failure specialists and third-party payors in the United States. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

*We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use or misuse of our product candidates harms patients, or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.

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

Patients with the diseases targeted by our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may or may not be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our products, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the NASDAQ Global Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the pricing of their initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

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

Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. A majority of our management operates in our principal executive offices located in San Diego, California. If our San Diego offices were affected by a natural or man-made disaster, particularly those that are characteristic of the region, such as wildfires and earthquakes, or other business interruption, our ability to manage our domestic and foreign operations could be impaired, which could materially and adversely affect our results of operations and financial condition. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. We currently rely, and intend to rely in the future, on our third-party manufacturer, Lonza, to produce our supply of MYDICAR. Our ability to obtain supply of MYDICAR could be disrupted, and our results of operations and financial condition could be materially and adversely affected if the operations of Lonza were affected by a man-made or natural disaster or other business interruption. The ultimate impact of any such events on us, our significant suppliers and our general infrastructure is unknown. For more information regarding our manufacturing services agreement and our non-binding letter of intent with Lonza, see “Business — Manufacturing — Manufacturing Services Agreement with Lonza” in our Annual Report.

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

We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business and we expect that we may need to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license. Additionally, several of our existing license agreements are sublicenses from a third party who is not the original licensor of the intellectual property at issue. Under these agreements, we must rely on our licensor to comply with their obligations under the primary license agreements under which such third party obtained rights in the applicable intellectual property, where we may have no relationship with the original licensor of such rights. If our licensors fail to comply with their obligations under these upstream license agreements, the original third-party licensor may have the right to terminate the original license, which may terminate our sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which we may not be able to do at a reasonable cost or on reasonable terms, which may impact our ability to continue to develop and commercialize our product candidates and companion diagnostic incorporating the relevant intellectual property. See “Business—License Agreements” in our Annual Report for a description of our license agreements, which includes a description of the termination provisions of these agreements.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have determined that several ownership changes have occurred since our inception and have reduced our deferred tax asset accordingly. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

A list of the exhibits filed as part of this Quarterly Report on Form 10-Q is set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Celladon Corporation

Dated: May 13, 2014

/s/ Krisztina M. Zsebo, Ph.D.
Krisztina M. Zsebo, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2014

/s/ Rebecque J. Laba
Rebecque J. Laba
Vice President, Finance and Administration
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 10, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 10, 2014).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

4.3	Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated February 4, 2014 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

4.4	Form of Warrant to Purchase Common Stock issued to participants in the Registrant’s Convertible Debt and Warrant financing, dated October 15, 2013 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.1*	Material Transfer and Exclusivity Agreement by and between the Registrant and Les Laboratoires Servier, dated February 20, 2014.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.