Form 10-Q
period 2014-06-30
Celladon Corp
filed 2014-08-07
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36183

CELLADON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0971591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11988 El Camino Real, Suite 650, San Diego CA	92130
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 28, 2014 was 18,534,480.

CELLADON CORPORATION

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Celladon Corporation

(A Development Stage Company)

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,371	$7,903
Short-term investments	37,801	10,467
Prepaid expenses and other assets	590	180

Total current assets	51,762	18,550
Property and equipment, net	367	308
Other assets	149	2,296

Total assets	$52,278	$21,154

Liabilities, preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,145	$2,908
Accrued clinical expenses	1,523	1,478
Accrued interest	—	14
Convertible notes, net of discount	—	1,044
Warrant liability	—	1,116

Total current liabilities	3,668	6,560
Non-current liabilities	46	37
Commitments and contingencies (Note 5)
Series A-1 redeemable convertible preferred stock, $0.0001 par value:
Authorized shares — none and 135,826,497 at June 30, 2014 and December 31, 2013, respectively; issued and outstanding shares — none and 127,140,530 at June 30, 2014 and December 31, 2013, respectively; liquidation preference — none and $114,172 at June 30, 2014 and December 31, 2013, respectively	—	60,098
Convertible preferred stock, $0.0001 par value:
Authorized shares — none and 12,138,080 at June 30, 2014 and December 31, 2013, respectively; issued and outstanding shares — none and 12,138,080 at June 30, 2014 and December 31, 2013, respectively; liquidation preference — none and $5,450 at June 30, 2014 and December 31, 2013, respectively	—	5,450
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; authorized shares — 10,000,000 and none at June 30, 2014 and December 31, 2013, respectively; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized shares — 200,000,000 and 180,000,000 at June 30, 2014 and December 31, 2013, respectively; issued and outstanding — 18,534,480 and 884,179 at June 30, 2014 and December 31, 2013, respectively	18	—
Additional paid-in capital	175,268	61,593
Accumulated other comprehensive income	18	2
Deficit accumulated during the development stage	(126,740)	(112,586)

Total stockholders’ equity (deficit)	48,564	(50,991)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$52,278	$21,154

See accompanying notes.

Celladon Corporation

(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from December 21, 2000 (inception) to June 30,
	2014	2013	2014	2013	2014
Operating expenses:
Research and development	$4,981	$4,217	$10,199	$7,136	$102,243
General and administrative	2,024	775	3,730	1,328	23,252

Total operating expenses	7,005	4,992	13,929	8,464	125,495

Loss from operations	(7,005)	(4,992)	(13,929)	(8,464)	(125,495)
Other income (expense):
Interest income	21	20	29	44	704
Interest expense	—	—	(59)	—	(2,416)
Other income (expense)	(8)	43	(12)	(39)	562
Change in fair value of warrant liability	—	—	(183)	—	(345)

Consolidated net loss	(6,992)	(4,929)	(14,154)	(8,459)	(126,990)
Net loss attributable to non-controlling interest	—	35	—	96	250

Net loss attributable to Celladon Corporation	(6,992)	(4,894)	(14,154)	(8,363)	(126,740)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(343)
Change in fair value of non-controlling interest	—	(3,044)	—	(3,105)	(3,259)
Deemed dividend	—	—	—	—	(856)

Net loss attributable to common stockholders	$(6,992)	$(7,938)	$(14,154)	$(11,468)	$(131,198)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	18	(4)	16	(7)	18

Comprehensive loss	$(6,974)	$(4,933)	$(14,138)	$(8,466)	$(126,972)

Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(8.98)	$(0.94)	$(12.97)

Weighted-average shares outstanding, basic and diluted	18,511,889	884,179	15,092,098	884,179

See accompanying notes.

Celladon Corporation

(A Development Stage Company)

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,		Period from December 21, 2000 (inception) to June 30, 2014
	2014	2013
Cash flows from operating activities
Consolidated net loss	$(14,154)	$(8,459)	$(126,990)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	60	33	533
Stock-based compensation	1,267	266	4,342
Forgiveness of notes receivable	—	—	72
Noncash interest expense	59	—	2,309
Amortization of investment premium (discount)	49	171	428
Change in fair value of warrant liability	183	—	345
Loss on disposal of property and equipment	—	—	92
Other items, net	22	20	67
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(546)	(16)	(738)
Accounts payable and accrued expenses	11	637	3,632

Net cash used in operating activities	(13,049)	(7,348)	(115,908)
Cash flows from investing activities
Purchases of investment securities	(38,067)	(14,366)	(82,678)
Proceeds from maturities of investment securities	10,700	16,200	44,467
Purchases of property and equipment	(270)	(8)	(1,036)
Proceeds from sale of property and equipment	—	—	59

Net cash provided by (used in) investing activities	(27,637)	1,826	(39,188)
Cash flows from financing activities
Proceeds from issuance of common stock	50,804	—	50,910
Initial public offering costs	(4,650)	—	(6,343)
Proceeds from issuance of preferred stock, net	—	—	105,822
Proceeds from issuance of exchangeable shares	—	—	4,814
Proceeds from issuance of convertible debt	—	—	13,447
Repayment of convertible debt	—	—	(111)
Proceeds from equipment loan	—	—	175
Repayment of equipment loan	—	—	(175)
Issuance of notes receivable	—	—	(72)

Net cash provided by financing activities	46,154	—	168,467

Net increase (decrease) in cash and cash equivalents	5,468	(5,522)	13,371
Cash and cash equivalents, beginning of period	7,903	13,841	—

Cash and cash equivalents, end of period	$13,371	$8,319	$13,371

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

As of June 30, 2014, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

Initial Public Offering

In February 2014, the Company completed its initial public offering of 6,325,000 shares of common stock at an offering price of $8.00 per share, which included the exercise by the underwriters of their option to purchase 825,000 additional shares of common stock. The Company received gross proceeds of $50.6 million and incurred $6.3 million in issuance costs, resulting in net proceeds to the Company of $44.3 million. In connection with the initial public offering, all outstanding shares of convertible preferred stock were converted into shares of common stock, the outstanding principal and accrued interest on the Company’s outstanding convertible notes were converted into shares of common stock and the unamortized debt discount related to the convertible notes was charged to expense, warrants to purchase shares of Series A-1 preferred stock were converted into warrants to purchase common stock, the warrant liability was reclassified to additional paid-in capital, and the Company’s certificate of incorporation was amended and restated to authorize 200,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. See Note 6 for additional information.

Principles of Consolidation

In April 2012, Celladon formed a subsidiary, Celladon Europe B.V. (Celladon Europe). From its inception to June 6, 2013, the subsidiary was approximately 90% owned by Celladon and subsequent to June 6, 2013 the subsidiary has been wholly owned by Celladon. The financial statements of Celladon Europe are consolidated with those of the Company. All intercompany transactions and balances are eliminated in consolidation. The U.S. dollar is the functional currency of Celladon Europe. The Company remeasures Celladon Europe’s assets and liabilities related to monetary assets and liabilities to the U.S. dollar and records the net gains or losses resulting from remeasurement in other income (expense) in the consolidated statements of operations and comprehensive loss. Since the formation of Celladon Europe, the Company did not record any material gains or losses from remeasurement.

Investment Securities

Investment securities primarily consist of investment grade corporate debt securities. The Company classifies all investment securities as available-for-sale. Investments with maturity dates greater than 12 months from the end of each reporting period are classified as long-term. Investment securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders’ equity (deficit) until realized. Realized gains and losses from the sale of investment securities, if any, are determined on a specific identification basis. A decline in the market value of any investment security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. As of June 30, 2014 and December 31, 2013, none of the investment securities have been in an unrealized loss position for more than 12 months. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income. Interest income is recognized when earned.

The following table sets forth the composition of the Company’s investment securities (in thousands):

As of June 30, 2014	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities	Less than 1 year	$37,783	$18	$—	$37,801

As of December 31, 2013	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities	Less than 1 year	$10,465	$2	$—	$10,467

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Six Months Ended June 30,
	2014	2013
Redeemable convertible preferred stock	—	9,321,385
Convertible preferred stock	—	971,820
Warrants for common stock	206,340	702
Redeemable non-controlling interest	—	857,998
Common stock options	2,510,828	1,359,090

	2,717,168	12,510,995

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

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 a) eliminates the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows and shareholder equity, b) amends Topic 275 to clarify that the risk and uncertainty disclosure requirements apply to entities that have not commenced principal operations, c) eliminates the exception related to the sufficiency of equity at risk for development stage entities from the guidance on variable interest entities in paragraph 810-10-15-16 to increase consistency in application of consolidated guidance across all entities and d) removes the definition of development stage entities from the Master Glossary of the Accounting Standards Codification. The amendments in this Update are to be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with an option for early adoption. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

2. Celladon Europe B.V.

In April 2012 and June 2012, Cooperatief LSP IV U.A. (LSP) invested an aggregate of $4.8 million in Celladon Europe. In exchange for the investment, the Company issued LSP one share of Special Preferred Voting stock and Celladon Europe issued LSP 1,999 non-voting B shares. The 1,999 B shares were exchangeable into 10,716,405 shares of the Company’s Series A-1 preferred stock at the option of LSP. The Company determined that the investment held by LSP in Celladon Europe should be classified as a redeemable non-controlling interest, as the shares of Celladon Europe were not in-substance common stock. In-substance common stock is an investment in an entity that has risk and reward characteristics that are substantially similar to that entity’s common stock. Due to the liability characteristics associated with the shares of Celladon Europe held by LSP, the Company concluded that LSP’s shares were not substantially similar to common stock. The liability characteristics include LSP’s put rights, which provided LSP with the ability to exchange its shares in Celladon Europe for Series A-1 preferred stock of the Company.

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

From April 2012 through June 6, 2013, LSP owned approximately 10% of Celladon Europe.

During the six months ended June 30, 2013, the Company adjusted the loss attributable to common stockholders as a result of increases in the fair value of the redeemable non-controlling interest of approximately $3.1 million. The increase in fair value increased the loss attributable to common stockholders.

In May 2014, the Company completed the transfer of the open clinical site contracts from Celladon Europe to Celladon. As of June 30, 2014, there were no liabilities recognized as a result of consolidating Celladon Europe. As of December 31, 2013, the $0.8 million of liabilities recognized as a result of consolidating Celladon Europe did not represent additional claims on the Company’s general assets; rather, they represented claims against the specific assets of Celladon Europe. As of June 30, 2014 and December 31, 2013, the $0.1 million and $0.6 million, respectively, of assets recognized as a result of consolidating Celladon Europe did not represent additional assets that could be used to satisfy claims against the Company’s general assets. The assets of Celladon Europe represent the only significant assets of the Company not located in the United States.

3. Balance Sheet Details

Property and equipment consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Office furniture and other equipment	$668	$555
Accumulated depreciation	(301)	(247)

	$367	$308

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Accounts payable	$1,088	$1,397
Current portion of deferred rent	—	8
Accrued compensation	641	664
Accrued other	416	839

	$2,145	$2,908

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of June 30, 2014 and December 31, 2013, cash and cash equivalents consist primarily of bank deposits with third-party financial institutions and highly liquid money market securities with original maturities at date of purchase of 90 days or less and are stated at cost which approximate fair value and are classified within the Level 1 designation discussed above. Marketable securities are recorded at fair value, defined as the exit price in the principal market in which the Company would transact, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques and include the Company’s investments in corporate debt securities and commercial paper. Financial liabilities that were measured or disclosed at fair value on a recurring basis, and were classified within the Level 3 designation, included the warrant liability and convertible notes prior to their conversion to equity upon the Company’s initial public offering in February 2014. None of the Company’s non-financial assets and liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Cash equivalents measured at fair value as of June 30, 2014 and December 31, 2013 are all classified within Level 1. Below is a summary of other assets and liabilities measured at fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
	As of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Corporate debt securities	$37,801	$—	$37,801	$—

		Fair Value Measurements at Reporting Date Using
	As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Corporate debt securities	$10,467	$—	$10,467	$—

Liabilities:
Convertible notes	$1,044	$—	$—	$1,044
Warrant Liability	1,116	—	—	1,116

	$2,160	$—	$—	$2,160

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

In addition to the fair value of the underlying Series A-1 preferred stock, the following assumptions were used in the Black-Scholes option pricing model to determine the fair value of the preferred stock warrant liability:

December 31, 2013
Risk-free interest rate	1.58%
Expected volatility	82%
Expected term (in years)	4.8
Expected dividend yield	0.0%

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

	Convertible Notes	Warrant Liability
Balance at December 31, 2013	$1,044	$1,116
Changes in fair value	53	183
Conversion to equity upon initial public offering	(1,097)	(1,299)

Balance at June 30, 2014	$—	$—

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

The Company has recorded research and development expense related to sublicense fees under the agreement of $0.9 million for the period from December 21, 2000 (inception) to June 30, 2014. The Company recorded $0.3 million in each of the six month periods ended June 30, 2014 and June 30, 2013. Through June 30, 2014, no milestone obligations were incurred under the agreement.

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

The Company is currently in compliance with these milestone requirements. During the term of the agreement, the Company is not obligated to make annual license or maintenance payments, but is obligated to pay to AmpliPhi all royalty and milestone payments that become due and payable by AmpliPhi to UPenn under AmpliPhi’s agreement with UPenn as a result of the Company’s exercise of the sublicense granted under the Company’s agreement with AmpliPhi. This includes a low single-digit tiered percentage royalty on net sales of MYDICAR and any other product covered by the licensed patents sold by the Company, its affiliates or its sublicensees, and up to $850,000 in milestone payments upon the achievement of certain developmental and regulatory milestones related to MYDICAR and any other product covered by the licensed patents. Through June 30, 2014, $0.3 million of milestone obligations were incurred under the agreement. The agreement does not provide either party with termination rights and does not have a provision for expiration or automatic termination.

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

The Company has recorded research and development expense related to license and annual maintenance fees under the agreement of $0.7 million for the period from December 21, 2000 (inception) to June 30, 2014. The Company recorded $0.1 million in each of the six month periods ended June 30, 2014 and June 30, 2013. Through June 30, 2014, no milestone obligations were incurred under the agreement.

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

Other License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired certain intellectual property. Pursuant to each agreement the Company paid a license fee and reimbursed historical patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. Minimum annual payments to maintain these cancelable licenses total an aggregate of approximately $0.2 million and potential future milestone payments total an aggregate of approximately $4.3 million, which includes a potential future milestone payment of $1.0 million to Enterprise Partners Management, LLC under a license agreement entered into on July 18, 2014 (see Note 7). The Company has recorded research and development expense related to license and annual maintenance fees under the agreements of $0.2 million and $0.2 million, respectively, for the six months ended June 30, 2014 and June 30, 2013.

Through June 30, 2014, the Company has recorded research and development expense of $0.1 million related to milestone obligations incurred under the agreements.

Leases

The Company leases office space in San Diego, California under long-term operating leases that expire in October 2017 and September 2021. On July 1, 2014, the Company relocated its San Diego office to another location in San Diego and is subleasing the prior space. The rent expense for each of the three months and six months ended June 30, 2014 and 2013 was $21,000 and $42,000, respectively. Future minimum payments under the long-term operating leases net of contractual sublease payments total $3.0 million.

6. Stockholders’ Equity (Deficit)

Common Stock and Common Stock Warrants

In February 2014, the Company completed its initial public offering in which it sold 6,325,000 shares of common stock at a public offering price of $8.00 per share.

The proceeds received and costs incurred in connection with the Company’s initial public offering, shown in the period received or paid, were as follows (in thousands):

	Total	Six months ended June 30, 2014	As of December 31, 2013
Gross proceeds (including over-allotment)	$50,600	$50,600	$—
Underwriting discounts and commissions	(3,542)	(3,542)	—
Offering costs	(2,800)	(1,107)	(1,693)

Net proceeds	$44,258	$45,951	$(1,693)

In addition, each of the following occurred on February 4, 2014 in connection with the Company’s initial public offering:

•	Series A-1 redeemable convertible preferred stock outstanding (127,140,530 shares) and Junior preferred convertible stock outstanding (12,138,080 shares) were converted into 10,179,372 and 971,820 shares of the Company’s common stock, respectively;

•	the outstanding principal balance of $1,097,017 and accrued interest of $20,000 on convertible promissory notes converted into 139,644 shares of the Company’s common stock;

•	warrants to purchase 2,895,570 shares of Series A-1 preferred stock were converted into warrants to purchase 231,821 shares of the Company’s common stock and the warrant liability was reclassified to additional paid-in capital.

The following table summarizes the fully exercisable warrants outstanding for the purchase of common stock as of June 30, 2014 and December 31, 2013:

June 30, 2014	December 31, 2013	Exercise Price	Expiration Date
—	80	$224.82	January 2015
—	622	$12.49	October 2016
206,340	—	$5.61	October 2018

206,340	702

Stock Options

Options granted under the Company’s equity incentive plans generally expire no more than ten years from the date of grant and generally vest and become exercisable over a period not to exceed four years, as determined by the Company’s board of directors. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant.

Prior Plans

In December 2001, the Company adopted its 2001 Stock Option Plan (the 2001 Plan) and in January 2012 adopted its 2012 Equity Incentive Plan (the 2012 Plan, and together with the 2001 Plan, the Prior Plans). The Prior Plans have terminated and no further shares may be granted under the Prior Plans.

2013 Equity Incentive Plan

In October 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (as amended, the 2013 Plan), which became effective in January 2014. Under the 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based stock awards and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company and its affiliates. Additionally, the 2013 Plan provides for the grant of performance cash awards. The initial aggregate number of shares of common stock issuable pursuant to stock awards under the 2013 Plan is the sum of (1) 1,473,738 shares, plus (2) the number of shares (not to exceed 1,569,905 shares) (i) reserved for issuance under the 2012 Plan at the time the 2013 Plan became effective (26,294 shares), and (ii) any shares subject to outstanding stock options or other stock awards that were granted under the Prior Plans that are forfeited, terminate, expire or are otherwise not issued. Additionally, the number of shares of common stock reserved for issuance under the 2013 Plan will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2023, by 5% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors.

A summary of the Company’s stock option activity under the Prior Plans and 2013 Equity Incentive Plan is as follows:

Options
Outstanding at December 31, 2013	1,543,667
Granted	992,473
Cancelled	(25,312)

Outstanding at June 30, 2014	2,510,828

2013 Employee Stock Purchase Plan

In October 2013, the Company’s stockholders approved the 2013 Equity Stock Purchase Plan (ESPP) which became effective in January 2014. Under the ESPP, an aggregate of 165,732 shares of common stock are initially authorized for issuance pursuant to purchase rights granted to the Company’s employees or to employees of any of the Company’s designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2015 through January 1, 2023 by the least of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (2) 384,307 shares, or (3) a number determined by the Company’s board of directors that is less than (1) and (2).

Stock-Based Compensation Expense

The allocation of stock-based compensation for all equity awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$441	$171	$784	$229
General and administrative	307	16	483	37

	$748	$187	$1,267	$266

As of June 30, 2014 the unrecognized compensation cost related to outstanding employee options was $8.8 million and is expected to be recognized as expense over approximately 3.3 years.

7. Subsequent Events

License Agreement

On July 18, 2014, the Company and Enterprise Partners Management, LLC (Enterprise), an affiliate of Enterprise Partners Venture Capital, entered into an Assignment and License Agreement (the Agreement), pursuant to which Enterprise granted to the Company an exclusive, worldwide license and the assignment of patents held by Enterprise relating to certain gene therapy applications of the membrane-bound form of the Stem Cell Factor gene (mSCF) for treatment of cardiac ischemia. The Company has the right to grant sublicenses to third parties under the Agreement.

Entities affiliated with Enterprise beneficially owned more than 10% of Celladon’s stock as of June 30, 2014.

In consideration for the rights granted to the Company under the Agreement, the Company paid an upfront fee to Enterprise of $160,000. The Company is also obligated to pay to Enterprise a milestone payment in the amount of $1,000,000 upon the grant to the Company, a Company affiliate or a Company sublicensee of the first regulatory approval in the United States of a product that is covered by the licensed patents. In addition, the Company is required to pay to Enterprise a 2% royalty on net sales of products sold by the Company, Company affiliates and Company sublicensees that are covered by the licensed patents. The Company’s royalty obligations continue on a product-by-product and country-by-country basis until the expiration of the last-to-expire valid claim in the licensed patents covering a licensed product in such country.

The Company may unilaterally terminate the Agreement upon written notice to Enterprise. Enterprise may terminate the agreement in the event of the Company’s material breach of the Agreement if such breach remains uncured for 90 days following receipt of written notice of such breach. Absent early termination, the Agreement will automatically terminate upon the expiration of the last-to-expire of the licensed patents containing a valid claim.

Loan Service Agreement

On July 31, 2014, the Company entered into a Loan and Security Agreement (the Loan Agreement) with Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc. (as agent and as a lender, and together with Hercules Technology III, L.P., the “Lenders”) under which the Company may borrow up to $25.0 million in two tranches (the Loan).

The Company borrowed the first tranche of $10.0 million on August 1, 2014 and paid a facility charge to the Lenders of $150,000 in addition to $37,500 previously paid to the Lenders as a commitment fee. The Company plans to use the proceeds of the Loan to provide additional funding for the development of MYDICAR, for other development programs in its pipeline and for general corporate purposes. The second tranche of up to $15.0 million can be drawn through May 31, 2015, but only if the Company has provided the Lenders with notice that data from the Company’s Phase 2b clinical trial for MYDICAR supports the continued development of MYDICAR for its Breakthrough Therapy designation to either a Phase 3 clinical trial or for registration for approval, as reasonably determined by the Company’s senior management and board of directors (the Milestone). Upon funding of the second tranche of the Loan, the Company will be required to pay a facility charge to the Lenders of $100,000.

The interest rate for each tranche will be calculated at a rate equal to the greater of either (i) 8.25% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 8.25%. Payments under the Loan Agreement are interest only until August 1, 2015 (which will be extended until February 1, 2016 if the Company achieves the Milestone on or before May 31, 2015) (the Amortization Date) followed by equal monthly payments of principal and interest through the scheduled maturity date on February 1, 2018 (the “Loan Maturity Date”). In addition, a final payment equal to $1,750,000 will be due at such time as the Loan is prepaid or becomes due and payable as specified in the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, excluding its intellectual property but including the proceeds from the sale, licensing or disposition of its intellectual property. The Company’s intellectual property is also subject to customary negative covenants.

If the Company prepays the loan prior to maturity, it will pay the Lenders a prepayment charge, based on a percentage of the then outstanding principal balance, equal to 1.5% if the prepayment occurs prior to the Amortization Date.

Subject to certain conditions and limitations set forth in the Loan Agreement, including ownership limitations of the Lenders, the Company has the right to convert up to $3.0 million of scheduled principal installments of the Loan into shares of the Company’s common stock, provided such shares must be freely tradable. The number of shares of common stock that would be issued upon conversion would be equal to the number determined by dividing (x) the principal amount to be paid in shares of common stock by (y) $16.33.

The Loan Agreement includes customary representations, warranties and covenants (affirmative and negative) of the Company, including restrictive covenants that limit the Company’s ability to: incur additional indebtedness; encumber the collateral securing the Loan; acquire, own or make investments; repurchase or redeem stock or other equity securities; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; transfer a material portion of the Company’s assets; acquire other businesses; and merge or consolidate with or into any other business organization. The Loan Agreement does not however include any financial maintenance covenants. The Loan Agreement also includes standard events of default, including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of the Lenders’ security interest or in the value of the collateral, and events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 5% may be applied to the outstanding Loan, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as are set forth in the Loan Agreement.

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

Overview

We are a clinical-stage biotechnology company applying our leadership position in the field of gene therapy and calcium dysregulation to develop novel therapies for diseases with tremendous unmet medical needs. Our therapeutic portfolio for diseases characterized by SERCA enzyme deficiency includes both gene therapies and small molecule compounds. MYDICAR, our most advanced product candidate, uses gene therapy to target SERCA2a, which is an enzyme that becomes deficient in patients with heart failure. MYDICAR utilizes a recombinant AAV1 serotype, which is a group of adeno-associated viruses, or AAVs, sharing specific antigens, to deliver the gene for the SERCA2a enzyme. We believe that our gene therapy approach to modulating SERCA2a overcomes the issues encountered by previous efforts and has the potential to provide transformative disease-modifying effects with long-term benefits in patients with heart failure. In addition, we have recently in-licensed worldwide rights to patents covering an additional gene therapy product opportunity, the membrane-bound form of Stem Cell Factor, or mSCF, for the treatment of cardiac ischemic damage. We have also identified a number of potential first-in-class compounds addressing novel targets in diabetes and neurodegenerative diseases with our small molecule platform of SERCA2b modulators.

We are currently evaluating MYDICAR in a 250-patient randomized, double-blind, placebo-controlled international Phase 2b trial in patients with systolic heart failure, which we refer to as CUPID 2. We completed enrollment of CUPID 2 in February 2014 and expect to announce results in April 2015.

We have developed a companion diagnostic to identify the patients who are AAV1 neutralizing antibody, or NAb, negative and therefore eligible for MYDICAR treatment. We believe approximately 40% of patients in the United States are AAV1 NAb negative. In an effort to expand the population of heart failure patients with systolic dysfunction that may be eligible for MYDICAR treatment, we are currently exploring whether plasma exchange can be used to remove AAV1 neutralizing antibodies from the circulation in advance of MYDICAR administration. In late 2014, we plan to initiate a pilot, 24 patient, Phase 1/2 study of MYDICAR in advanced heart failure patients with systolic dysfunction and pre-existing levels of neutralizing antibodies against the AAV1 vector, who will undergo plasma exchange prior to administration of MYDICAR. Initial results from this study are expected in 2015.

In April 2014, the FDA’s Center for Biologics Evaluation and Research, or CBER, granted Breakthrough Therapy designation to MYDICAR for reducing hospitalizations for heart failure in patients who test negative for adeno-associated viral vector 1, or AAV1, neutralizing antibodies, are class III or IV heart failure patients under the New York Heart Association, or NYHA, classification system, and are not in immediate need of a left-ventricular assist device, or LVAD, or heart transplant. The Breakthrough Therapy program is intended to expedite drug development and review of innovative new drugs that are intended to treat serious or life-threatening diseases and for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on a clinically significant endpoint. MYDICAR was the third product candidate to receive this designation from CBER, and the designation indicates that the FDA has determined that the CUPID 1 trial provided preliminary clinical evidence that MYDICAR may demonstrate substantial improvement over available therapies in heart failure patients for which the designation was granted.

We are initially developing MYDICAR to treat patients with systolic heart failure. Heart failure caused by systolic dysfunction is characterized by a decreased contraction of the heart muscle. We are also developing MYDICAR for additional indications, including arteriovenous fistula, or AVF, maturation failure, and for the treatment of patients with advanced heart failure who are on a left-ventricular assist device, or LVAD. In addition, we expect to initiate a clinical trial in 2015 for the treatment of diastolic heart failure, a condition caused by the inability of the heart to relax normally between contractions. MYDICAR has demonstrated activity in preclinical models of this condition.

We hold worldwide rights to MYDICAR in all indications and markets. We plan to commercialize MYDICAR for any approved heart failure indications using a targeted sales force in the United States focused on selected cardiologists and heart failure specialists who treat the majority of heart failure patients. We believe we can maximize the value of our company by retaining substantial commercialization rights to our product candidates and, where appropriate, entering into partnerships for specific therapeutic indications and/or geographic territories.

In February 2014, we entered into a material transfer and exclusivity agreement with Les Laboratories Servier, or Servier, for the purpose of enabling Servier to conduct an evaluation of our small molecule compounds that modulate the SERCA2b enzyme. As part of this agreement, we granted Servier an option to enter into a license and research collaboration agreement for the joint collaboration, research and development of these compounds for the treatment of type 2 diabetes and other metabolic diseases, pursuant to which Servier may obtain an exclusive, royalty-bearing license to commercialize one or more of these compounds and any related products in the field of type 2 diabetes and other metabolic diseases outside of the United States.

In February 2014, we completed our initial public offering of 6,325,000 shares of common stock at an offering price of $8.00 per share, which included the exercise by the underwriters of their option to purchase 825,000 additional shares of common stock. We received gross proceeds of $50.6 million and incurred $6.3 million in issuance costs, resulting in net proceeds to us of $44.3 million.

In July 2014, we in-licensed world-wide rights to gene therapy applications for mSCF for treatment of cardiac ischemia from Enterprise Partners Management, LLC. Our initial focus with the program will be to generate clinically acceptable gene therapy vectors in support of potentially conducting a future clinical trial in patients who have suffered cardiac damage, as well as exploration of other potential applications.

In July 2014, we entered into a Loan and Security Agreement with Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc. under which we may borrow up to $25.0 million in two tranches. We borrowed the first tranche of $10.0 million on August 1, 2014. We plan to use the proceeds of the Loan and Security Agreement to support our product candidate pipeline and for working capital and general corporate purposes. The second tranche of up to $15.0 million can be drawn anytime through May 31, 2015, but only if data from our Phase 2b clinical trial for MYDICAR supports the continued development of MYDICAR for its Breakthrough Therapy designation to either a Phase 3 clinical trial or for registration for approval.

We are a development-stage company. To date, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales or other sources. From our inception through June 30, 2014, we have funded our operations primarily through the sales of equity and convertible debt securities totaling approximately $168.5 million, which includes the net proceeds from our initial public offering.

We have incurred net losses in each year since our inception. As of June 30, 2014, we had a deficit accumulated during the development stage of approximately $126.7 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We anticipate that our expenses will increase substantially if and as we:

•	initiate, expand or accelerate preclinical and clinical development activities for our lead product candidate, MYDICAR, including with respect to clinical trials of MYDICAR for systolic heart failure (including our ongoing CUPID 2 trial), preclinical and potential clinical activities to evaluate MYDICAR for the treatment of AVF maturation failure, our preclinical activities and planned 100-patient Phase 2a trial for MYDICAR in end-stage renal disease patients undergoing surgery for AVF creation, our LVAD trial, our planned AAV1 NAb positive trial and viral shedding trial, clinical development of a potential plasma exchange procedure designed to remove AAVI neutralizing antibodies in advanced heart failure patients to enable their treatment with MYDICAR and preclinical studies and potential clinical trials of MYDICAR for the treatment of diastolic heart failure and other indications;

•	advance our additional preclinical assets, including mSCF gene therapy and our small molecule platform targeting SERCA2 enzymes;

•	continue our research and preclinical development of our product candidates and seek to identify and validate additional product candidates;

•	further develop the manufacturing process for our viral vectors and product candidates, including commercial scale-up, and validation and automation of our companion diagnostic;

•	seek regulatory and marketing approvals for MYDICAR and any other product candidate that successfully completes clinical trials;

•	seek regulatory and marketing approvals for our companion diagnostic;

•	establish a sales, marketing and distribution infrastructure in the United States to commercialize any products for which we obtain marketing approval;

•	expand and accelerate development of our small molecule program in the fields of diabetes and neurodegenerative diseases;

•	acquire rights to other product candidates and technologies;

•	change or add manufacturers or suppliers;

•	maintain, expand and protect our intellectual property portfolio;

•	make milestone or other payments under any in-license or collaboration agreement;

•	attract and retain skilled personnel;

•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and

•	experience any delays or encounter issues with any of the above.

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

From our inception through June 30, 2014, we have incurred approximately $102.2 million in research and development expenses, of which we estimate $97.0 million relates to our development of MYDICAR. We plan to increase our research and development expenses for the foreseeable future as we continue to develop MYDICAR for the treatment of systolic heart failure and our companion diagnostic and further advance the development of our other product candidates and MYDICAR for additional indications. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, in connection with our clinical trials, and costs related to acquiring and manufacturing clinical trial materials. We typically use our employee and infrastructure resources across multiple research and development programs.

The successful development of our clinical and preclinical product candidates and companion diagnostic is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or preclinical product candidates or companion diagnostic or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with the development of our product candidates and companion diagnostic, including:

•	the uncertainty of the scope, rate of progress and expense of our ongoing, as well as additional, clinical trials and other research and development activities;

•	the potential benefits of our product candidates over other therapies;

•	our ability to market, commercialize and achieve market acceptance for any product candidate or companion diagnostic that we are developing or may develop in the future;

•	ongoing and future clinical trial results;

•	the timing and receipt of any regulatory approvals of MYDICAR for systolic heart failure, and approval to initiate a clinical trial to evaluate MYDICAR for the treatment of AVF maturation failure, a 100-patient Phase 2a trial with MYDICAR in end-stage renal disease patients undergoing surgery for AVF creation, an AAV1 NAb positive trial and a viral shedding trial; and

•	the filing, prosecuting, defending and enforcing of patent claims and other intellectual property rights, and the expense of doing so.

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

MYDICAR

The majority of our research and development resources are currently focused on our ongoing CUPID 2 trial, commercialization and manufacturing preparations, clinical trials and other work needed to submit MYDICAR for regulatory approval in the United States and Europe. We have incurred, and expect to continue to incur, significant expense in connection with these efforts, including expenses related to:

•	the development of manufacturing capabilities for the commercial production of MYDICAR;

•	conduct of our CUPID 2 trial of MYDICAR and the enrollment and conduct of an AVF trial, a 100-patient Phase 2a trial with MYDICAR in end-stage renal disease patients undergoing surgery for AVF creation, AAV NAb positive trial, viral shedding trial for patients with systolic heart failure, clinical development of a potential plasma exchange procedure designed to remove AAVI neutralizing antibodies in advanced heart failure patients to enable their treatment with MYDICAR, and research and, if supported by pre-clinical data, clinical development of MYDICAR for the treatment of diastolic heart failure; and

•	commercial scale-up, validation and automation activities related to our companion diagnostic.

Small Molecule Program

Our research and development expenses for our small molecule program relate primarily to identification and pre-clinical testing of small molecule SERCA2 enzyme modulators.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance, legal and administration, corporate development and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses include accounting and legal services, expenses associated with obtaining and maintaining patents, the cost of various consultants, occupancy costs and information systems costs.

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

Our objective is to reflect the appropriate clinical trial expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of completion of clinical trials, or the services completed. During the course of a clinical trial, we adjust the rate of clinical trial expense recognition if actual results differ from the estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. Although we do not expect that our estimates will be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting amounts that are too high or too low for any particular period. Through June 30, 2014, there had been no material adjustments to our prior period estimates of accrued expenses for clinical trials. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2014	2013
Research and development	$4,981	$4,217	$764
General and administrative	2,024	775	1,249
Total other income	13	63	(50)

Research and Development Expenses. Research and development expenses were $5.0 million and $4.2 million for the three months ended June 30, 2014 and 2013, respectively. The increase of approximately $0.8 million was due primarily to an increase of $1.1 million in expenses incurred during the second quarter of 2014 associated with drug substance manufacturing scale-up, $0.4 million in compensation related to an increase in headcount and $0.3 million in stock-based compensation offset by a $1.0 million decrease in clinical costs due to the completion of enrollment in our CUPID2 trial in the first quarter of 2014. We expect that our overall research and development expenses will continue to increase in 2014 as we initiate additional clinical trials and continue scale-up activities.

General and Administrative Expenses. General and administrative expenses were $2.0 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively. The increase of approximately $1.2 million was due primarily to an increase of $0.5 million in compensation related to an increase in headcount, $0.3 million in fees associated with being a public company, $0.3 million in stock-based compensation and $0.1 million in travel and other costs. We expect that our general and administrative expenses will increase as we continue to operate as a public company. We believe that these increases will likely include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel to support product commercialization efforts and increased fees for outside consultants, attorneys and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations and disclosures, and similar requirements applicable to public companies.

Other Income. Other income was $13,000 and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and is comprised of interest income and foreign currency exchange rate fluctuation. The decrease in other income from 2013 to 2014 was primarily due to foreign currency exchange rate losses.

Comparison of the Six Months Ended June 30, 2014 and 2013

The following table summarizes our results of operations for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2014	2013
Research and development	$10,199	$7,136	$3,063
General and administrative	3,730	1,328	2,402
Total other (expense) income	(225)	5	(230)

Research and Development Expenses. Research and development expenses were $10.2 million and $7.1 million for the six months ended June 30, 2014 and 2013, respectively. The increase of approximately $3.1 million was due primarily to an increase of $1.9 million in expenses incurred during the first six months of 2014 associated with manufacturing scale-up, $0.6 million in compensation related to an increase in headcount and $0.6 million in stock-based compensation. A $0.2 million decrease in clinical costs due to the completion of enrollment in our CUPID2 trial in the first quarter of 2014 was offset by an increase in non-clinical expenses. We expect that our overall research and development expenses will continue to increase in 2014 as we initiate additional clinical trials and continue scale-up activities.

General and Administrative Expenses. General and administrative expenses were $3.7 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively. The increase of approximately $2.4 million was due primarily to an increase of $0.8 million in compensation related to an increase in headcount, $0.8 million in fees associated with being a public company, $0.4 million in stock-based compensation and $0.4 million in travel and other personnel related costs. We expect that our general and administrative expenses will increase as we continue to operate as a public company. We believe that these increases will likely include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel to support product commercialization efforts and increased fees for outside consultants, attorneys and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations and disclosures, and similar requirements applicable to public companies.

Other Expense. Other expense was $0.2 million and $5,000 for the six months ended June 30, 2014 and 2013, respectively. Other expense for the six months ended June 30, 2014 consisted primarily of $183,000 of expense related to an increase in the fair value of the warrant liability prior to conversion to equity upon the closing of our initial public offering and $53,000 of interest expense related to the amortization of debt discount on the convertible debt instrument prior to its settlement in shares of our common stock upon the closing of our initial public offering. Other income for the six months ended June 30, 2013 consisted primarily of interest income partially offset by a foreign currency exchange loss.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of June 30, 2014, we had an accumulated deficit of approximately $126.7 million. We anticipate that we will continue to incur net losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements.

Since our inception through June 30, 2014, we have funded our operations primarily through the sale of our equity and debt securities. As of June 30, 2014, we had cash, cash equivalents and investments of approximately $51.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Our initial public offering resulted in net proceeds to us of $44.3 million, of which $46.0 million in net proceeds were received in the six months ended June 30, 2014 and $1.7 million in offering costs were paid prior to December 31, 2013. The outstanding principal and accrued interest on our convertible promissory note converted into shares of our common stock upon our initial public offering. As of June 30, 2014 we had no outstanding debt.

On July 31, 2014, we entered into a Loan Agreement with a lender under which we can borrow up to $25.0 million in two tranches. On August 1, 2014, we borrowed the first tranche of $10.0 million and received $9.6 million, net of fees.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$(13,049)	$(7,348)
Investing activities	(27,637)	1,826
Financing activities	46,154	—

Net increase (decrease) in cash and cash equivalents	$5,468	$(5,522)

Operating activities. Net cash used in operating activities of $13.0 million during the six months ended June 30, 2014, was primarily a result of our net loss of $14.2 million. The primary difference between our net loss and our cash used in operating activities was $1.3 million of stock-based compensation, $0.2 million related to the change in fair value of our outstanding warrant liability, $0.1 million of depreciation expense, $0.1 million of non-cash interest related to the amortization of debt discount on our convertible debt and $(0.5) million of changes in our operating assets and liabilities. In connection with our initial public offering which was completed in February 2014, the warrant liability was reclassified to additional paid-in capital, the outstanding principal and accrued interest on our convertible debt were converted into shares of our common stock and the unamortized debt discount related to the convertible debt was charged to expense.

Net cash used in operating activities of $7.3 million during the six months ended June 30, 2013 was primarily a result of our net loss of $8.5 million. The primary difference between our net loss and our cash used in operating activities was $0.6 million of changes in our operating assets and liabilities, $0.3 million in stock-based compensation and $0.3 million in interest expense related to the amortization of discounts and premiums paid on investment securities and other non-cash expenses.

Investing Activities. Net cash (used in) provided by investing activities of $(27.6) million and $1.8 million during the six months ended June 30, 2014 and 2013, respectively, was primarily a result of the purchases and maturities of investments.

Financing Activities. Net cash provided by financing activities of $46.2 million during the six months ended June 30, 2014 consisted primarily of $50.6 million in proceeds received and $4.7 million in costs paid in connection with our initial public offering, $0.1 million in proceeds upon the exercise of warrants in exchange for common stock and $0.1 million in proceeds from the sale of shares under our employee stock purchase plan.

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

Contractual Obligations and Commitments

As of June 30, 2014, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. A 10% change in interest rates on June 30, 2014 would not have had a material effect on the fair market value of our portfolio.

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

Our balance sheet as of June 30, 2014 includes cash and cash equivalents of $0.1 million denominated in euros through our wholly-owned subsidiary, Celladon Europe B.V., or Celladon Europe. The majority of payments made by Celladon Europe are denominated in euros. Such payments have not been material in any period since our inception. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the six months ended June 30, 2014. A 10% change in the euro-to-dollar exchange rate on June 30, 2014 would not have had a material effect on our results of operations or financial condition.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2014, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company and we have not yet generated any revenues. We have incurred net losses in each year since our inception in December 2000, including consolidated net losses of $14.2 million for the six months ended June 30, 2014. As of June 30, 2014, we had an accumulated deficit of approximately $126.7 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	initiate, expand or accelerate preclinical and clinical development activities for our lead product candidate, MYDICAR, including with respect to clinical trials of MYDICAR for systolic heart failure (including our ongoing CUPID 2 trial), preclinical and potential clinical activities to evaluate MYDICAR for the treatment of AVF maturation failure, our preclinical activities and planned 100-patient Phase 2a trial for MYDICAR in end-stage renal disease patients undergoing surgery for AVF creation, our LVAD trial, our planned AAV1 NAb positive trial and viral shedding trial, clinical development of a potential plasma exchange procedure designed to remove AAVI neutralizing antibodies in advanced heart failure patients to enable their treatment with MYDICAR and preclinical studies and potential clinical trials of MYDICAR for the treatment of diastolic heart failure and other indications;

•	advance our additional preclinical assets, including mSCF gene therapy and our small molecule platform targeting SERCA2 enzymes;

•	continue our research and preclinical development of our product candidates and seek to identify and validate additional product candidates;

•	further develop the manufacturing process for our viral vectors and product candidates, including commercial scale-up, and validation and automation of our companion diagnostic;

•	seek regulatory and marketing approvals for MYDICAR and any other product candidate that successfully completes clinical trials;

•	seek regulatory and marketing approvals for our companion diagnostic;

•	establish a sales, marketing and distribution infrastructure in the United States to commercialize any products for which we obtain marketing approval;

•	expand and accelerate development of our small molecule program in the fields of diabetes and neurodegenerative diseases;

•	acquire rights to other product candidates and technologies;

•	change or add manufacturers or suppliers;

•	maintain, expand and protect our intellectual property portfolio;

•	make milestone or other payments under any in-license or collaboration agreement;

•	attract and retain skilled personnel;

•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and

•	experience any delays or encounter issues with any of the above.

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

*Failure to comply with covenants in our existing loan agreement or satisfy certain conditions of the loan agreement, could harm our liquidity, financial condition, business, operating results and prospects.

Under our loan and security agreement with Hercules Technology Growth Capital, Inc. and its affiliate Hercules Technology III, L.P., which we refer to collectively as Hercules or the Lenders, in August 2014 we borrowed $10.0 million from the Lenders and we have the option to borrow up to $15.0 million through May 31, 2015, subject to the satisfaction of certain funding conditions related to our clinical development of MYDICAR. The loan agreement requires us to comply with restrictive covenants, including restrictive covenants that limit our ability to incur additional indebtedness; encumber the collateral securing the loan agreement; acquire, own or make investments; repurchase or redeem stock or other equity securities; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; transfer a material portion of our assets; acquire other businesses; or merge or consolidate with or into any other business organization. If we are unable to satisfy the conditions to borrow additional amounts, we may not be able to draw-down additional funds from the loan agreement. Moreover, an uncured breach of any of the covenants or other event of default under the loan agreement could lead to an event of default under the loan agreement. If any event of default occurs, then outstanding amounts under the loan agreement may become due and payable immediately, but we may not have access to such amounts on reasonable terms or at all, which could harm our liquidity, business, financial condition, operating results and prospects.

If we enter into additional debt or credit financing arrangements with the consent of our existing lenders, the terms of such additional debt or credit arrangements could further restrict our operating and financial flexibility. In the event we must cease operations and liquidate our assets, the rights of our existing lenders and any other holder of our outstanding debt would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation.

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

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2014, our cash, cash equivalents and investments were $51.2 million. Our research and development expenses were $10.2 million and $7.1 million for the six months ended June 30, 2014 and 2013, respectively. In 2014, we plan to develop MYDICAR for additional indications including treatment of AVF maturation failure and for the treatment of patients with advanced heart failure who are on an LVAD. In addition, in late 2014 we plan to initiate a pilot, 24 patient, Phase 1/2 study of MYDICAR in advanced heart failure patients with systolic dysfunction and pre-existing levels of neutralizing antibodies against the AAV1 vector, who will undergo plasma exchange prior to administration of MYDICAR. We also expect to initiate a clinical trial in 2015 for the treatment of diastolic heart failure, a condition caused by the inability of the heart to relax normally between contractions, if data from our preclinical research warrants. We believe that our existing cash, cash equivalents and investments will enable us to fund our operations through 2015. This period could be shortened if there are any significant increases beyond our expectations in spending on development programs or more rapid progress of development programs than anticipated. We do not expect our existing capital resources to be sufficient to enable us to begin a Phase 3 trial of MYDICAR for systolic heart failure, if required. Furthermore, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates and companion diagnostic, as well as to further develop MYDICAR for additional indications, such as AVF maturation failure, the treatment of patients with end-stage renal disease on hemodialysis undergoing surgery for AVF creation, the treatment of patients with advanced heart failure who are on an LVAD, and to potentially develop MYDICAR for diastolic heart failure. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

*Raising additional funds through debt or equity financing could be dilutive and may cause the market price of our common stock to decline.

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

A key element of our strategy is to screen out patients with certain amounts of pre-existing NAbs to the AAV1 viral vector used by MYDICAR. We have developed a companion diagnostic that will be used in combination with MYDICAR to help us better identify those patients that may benefit from treatment with MYDICAR. Although we are currently exploring whether a plasma exchange procedure can be used to remove AAV1 neutralizing antibodies from advanced heart failure patients to enable their treatment with MYDICAR, such a procedure may ultimately prove to be unsafe, ineffective or cost prohibitive, and we cannot predict with certainty when, if ever, such a procedure could successfully be implemented on a broad basis or whether such a procedure would be covered for reimbursement by third-party payors. Accordingly, we will be dependent on such companion diagnostic, both during our clinical trials and in connection with any future commercialization of MYDICAR for systolic heart failure or for other indications. We expect that we will enter into a strategic alliance with a third party for the automation and commercialization of our companion diagnostic. We and any of our future collaborators may encounter difficulties in developing the companion diagnostic for commercial application, including issues in relation to automation, selectivity/specificity, analytical validation, reproducibility, or clinical validation of such companion diagnostic. Companion diagnostics are subject to regulation by the FDA, the EMA and other foreign regulatory authorities as medical devices and require separate regulatory clearance or approval prior to commercialization. In the case of MYDICAR, we anticipate that the FDA will require approval of the companion diagnostic under a medical device pre-market approval, or PMA, application prior to, or concurrently with, approval and commercialization of MYDICAR, which could delay our ability to commercialize both products. If we or any of our future collaborators fail to obtain regulatory approval of the companion diagnostic or are delayed in receiving such approval, our ability to commercialize MYDICAR would be delayed until such time as regulatory approval is obtained. In addition, our future collaborators may encounter production difficulties that could constrain the supply of the companion diagnostic, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostic in the clinical community. MYDICAR and certain of the off-the-shelf administration components used in the cardiac catheterization laboratory are regulated as combination products. These include products where two or more separate products are packaged together (e.g., drug and device products); or a product packaged separately but intended for use only with an approved, individually specified product where both are required to achieve the intended use of the proposed product. MYDICAR will include labelling that specifies certain administration products, and the labeling of some of the administration products may need to be changed, e.g., to reflect a change in intended use, which revisions could delay our ability to commercialize MYDICAR.

*We may find it difficult to enroll patients in our clinical trials, which could delay or prevent development of our product candidates.

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics or to complete our clinical trials in a timely manner. Although we did not experience difficulties enrolling patients in our 250-patient CUPID 2 trial, we may experience difficulties enrolling the requisite number of patients for subsequent clinical trials, including additional trials that may be required by the FDA for the approval of MYDICAR. For example, one significant obstacle to the timely recruitment and enrollment of a sufficient number of eligible patients in a Phase 3 trial of MYDICAR, if required, is the high prevalence of certain pre-existing NAbs to the viral vector used by MYDICAR, with, we believe, approximately 60% of potential patients in the United States exhibiting these antibodies. In other countries, such as Poland, the prevalence of pre-existing AAV1 NAbs is significantly higher. These antibodies neutralize the effectiveness of AAV-based vectors, such as MYDICAR, and although we are able to prescreen for the presence of these antibodies, the high prevalence of these antibodies in humans reduces the pool of available trial participants. In addition, because therapy with AAV vectors can cause the body to produce NAbs after as little as one treatment, the pool of available trial participants may also be reduced if AAV vectors are increasingly used to treat heart failure or other conditions. Although we are currently exploring whether a plasma exchange procedure can be used to remove AAV1 neutralizing antibodies from advanced heart failure patients to enable their treatment with MYDICAR, such a procedure may ultimately prove to be unsafe, ineffective or cost prohibitive, and we cannot predict with certainty when, if ever, such a procedure could successfully be implemented on a broad basis or whether such a procedure would be covered for reimbursement by third-party payors.

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

We currently have a relationship with only one supplier, Lonza, for the manufacturing of our viral vectors and product candidates for clinical testing purposes, and intend to continue to utilize Lonza as our sole or primary supplier for clinical trials. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates and companion diagnostic if we succeed in obtaining the necessary regulatory approvals. Because certain of our license agreements place restrictions on our ability to transfer or sublicense our intellectual property rights obtained under such agreements in connection with manufacturing activities, if any supplier we use requires a sublicense of our intellectual property rights for commercial manufacture of our viral vectors, product candidates or companion diagnostic, we may be unable to transfer or sublicense the requisite intellectual property rights, which may negatively impact our supply of our viral vectors, product candidates or companion diagnostic.

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

Risks Related to Commercialization of our Product Candidates and Companion Diagnostic

*We intend to rely on third parties to produce our viral vectors, product candidates and other key materials and for our companion diagnostic testing, but we have not entered into binding agreements with any such manufacturers to support commercialization. Additionally, these manufacturers do not have experience producing our vectors, product candidates or companion diagnostic materials at commercial levels and may not achieve the necessary regulatory approvals or produce our vectors, products or companion diagnostic materials at the quality, quantities, locations and timing needed to support commercialization.

We have not yet secured manufacturing capabilities for commercial quantities of our small molecule compounds or viral vectors to support commercialization of our product candidates, if approved. Although we intend to rely on third parties for commercialization and expect that Lonza will complete a commercial manufacturing facility with capability up to 2,000 liter bioreactor capacity, which we expect to be operational no earlier than 2015, to date we have only entered into a manufacturing services agreement with Lonza to support our development activities and clinical trials. We may be unable to negotiate a binding agreement with Lonza or with any other suitably qualified third-party manufacturer to support our commercialization activities at commercially reasonable terms.

We are currently developing a scalable manufacturing process for MYDICAR, which we are in the process of transferring to Lonza. In particular, we are in the process of preparing a demonstration batch for scale-up to commercial scale of production (2,000-liter production bioreactor), which we expect to begin later this year. However, there is no guarantee that the scale-up process will be able to be completed without complications or delay. Although we have entered into an agreement for the manufacture of our MYDICAR vector with Lonza for our clinical trials, Lonza may not perform as agreed, may be unable to comply with GMP requirements and with FDA, state and foreign regulatory requirements or may terminate its agreement with us. If Lonza is unable to manufacture our MYDICAR vector in a timely manner, encounters manufacturing difficulties, or otherwise fails to comply with its contractual obligations and we are required to switch to a new manufacturer, we expect that our clinical development timeline would be delayed by at least one year. Moreover, we have not entered into a commercial-scale supply agreement with Lonza and Lonza has not yet manufactured our MYDICAR vector on a commercial scale. Because of the complex nature of our product candidates, Lonza, or any other manufacturer with whom we may enter into an agreement, may not be able to manufacture our product candidates at a cost or in quantities or on timelines necessary for the successful commercialization of our product candidates. If we successfully commercialize any of our product candidates, we may be required to establish large-scale commercial manufacturing capabilities, either independently or with one or more third parties, and there is no guarantee that any such third parties will be able to do this in a timely manner, or at all. In addition, in the event that our product development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. We have no experience manufacturing pharmaceutical or biological products on a commercial scale and some of our suppliers, including Lonza, would need to increase their scale of production to meet our projected needs for commercial manufacturing of our product candidates, the satisfaction of which may not be met on a timely basis.

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

*If the market size for MYDICAR is considerably smaller than we anticipate, it could significantly and negatively impact our business, financial condition and results of operations.

It is very difficult to estimate the future commercial potential of MYDICAR due to factors such as safety and efficacy compared to other available treatments, changing standards of care, third-party payor reimbursement standards, patient and physician preferences, and the availability of competitive alternatives that may emerge. We believe that approximately 60% of such potential patients in the United States will be ineligible for treatment with MYDICAR due to the presence of pre-existing AAV1 NAbs which will neutralize the effectiveness of AAV-based vectors such as MYDICAR. In other countries, such as Poland, the prevalence of pre-existing AAV-resistant antibodies is significantly higher. In addition, just one exposure to an AAV-based treatment such as MYDICAR may cause a patient to produce NAbs. Furthermore, other pharmaceutical companies could develop and receive approval for new AAV-based treatments which could increase the number of patients that exhibit NAbs. We estimate that there are over 350,000 heart failure patients in the United States alone that will be eligible for MYDICAR therapy; however, if the potential eligible patient population is lower than we anticipate, or if considerably more than 60% of potential patients exhibit NAbs, it could significantly and negatively impact our business, financial condition and results of operations. We are currently exploring whether a plasma exchange procedure can be used to remove AAV1 neutralizing antibodies from advanced heart failure patients to enable their treatment with MYDICAR, and plan to initiate a pilot, 24 patient, Phase 1/2 study of MYDICAR in advanced heart failure patients with systolic dysfunction and pre-existing levels of neutralizing antibodies against the AAV1 vector, who will undergo plasma exchange prior to administration of MYDICAR. Initial results from this study are expected in 2015. If we are able to successfully utilize plasma exchange on patients to reduce AAV1 neutralizing antibodies in advance of MYDICAR administration, we estimate the patient population eligible for MYDICAR treatment could be increased by approximately 175,000 patients. However, if the procedure ultimately proves to be unsafe, ineffective or cost prohibitive, or if our estimates of the potentially increased patient population is significantly higher than the actual number, or if the procedure is not covered for reimbursement by third-party payors, our results of operations and prospectus would be negatively impacted.

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

*If we are unable to achieve and maintain adequate levels of coverage and reimbursement for MYDICAR, our companion diagnostic or any other product candidates, if approved, on reasonable pricing terms, their commercial success may be severely hindered.

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

In addition, coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost alternatives are already available or subsequently become available. Assuming we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Middle Class Tax Relief and Job Creation Act of 2012 required CMS to reduce the Medicare Clinical Laboratory Fee Schedule, or CLFS, by 2% in 2013, which in turn serves as a base for 2014 and subsequent years. In addition, CMS announced that it will bundle the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting beginning on January 1, 2014.

More recently, on April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed to law, which, among other things, significantly alters the current payment methodology under the CLFS. Under the new law, starting January 1, 2016 and every three years thereafter (or annually in the case of advanced diagnostic lab tests), applicable clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes during a time period to be defined by future regulations. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payor (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test will be equal to the weighted median amount for the test from the most recent data collection period. The payment rate will apply to clinical laboratory diagnostic tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. Additionally, PAMA overrules reforms included in the 2014 final rule for the Medicare Physician Fee Schedule that called for a process to permit CMS to adjust payments under the CLFS to account for technological changes in tools, machines, supplies, labor, instruments, skills, techniques and devices by which laboratory tests are produced and used beginning in 2015. Levels of reimbursement may be impacted by these initiatives and other current and future legislation, regulation or reimbursement policies of third-party payors in a manner that may harm the demand and reimbursement available for our products, including our companion diagnostic, which in turn, could harm our product pricing and sales.

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

*Healthcare reform measures may have a material adverse effect on our business and results of operations.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to certain providers, including physicians, hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

As of July 30, 2014, we had 22 full-time employees. As we mature and expand our research and development and other pre-commercialization activities, we expect to expand our full-time employee base and to hire more consultants and contractors. In addition, we currently plan to commercialize MYDICAR, if approved, using an internal sales force to target selected cardiologists, heart failure specialists and third-party payors in the United States. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Health Care Program Anti-Kickback Statute and the federal civil and criminal False Claims Acts. These laws may impact, among other things, our proposed promotional, sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, but are not limited to:

•	the federal Health Care Program Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind in return for, the purchase, recommendation, leasing or furnishing of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other government payers that are false or fraudulent;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing a scheme or from making false or fraudulent statements to defraud any healthcare benefit program, regardless of the payor (e.g., public or private);

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, and as amended again by the final HIPAA omnibus rule, Modifications to the HIPAA Privacy, Security, Enforcement, and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to HIPAA, published in January 2013, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization by entities subject to the rule, such as health plans, health care clearinghouses and health care providers;

•	the federal Food, Drug and Cosmetic Act, or FDCA, which prohibits, among other things, the adulteration or misbranding of drugs and devices;

•	federal transparency laws, including the federal Physician Payment Sunshine Act that requires certain drug manufacturers to disclose payments and other transfers of value provided to physicians and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members;

•	the Affordable Care Act, and its implementing regulations, which may impact, among other things, reimbursement rates by federal health care programs and commercial insurers; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts in certain circumstances, such as specific disease states.

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

Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. A majority of our management operates in our principal executive offices located in San Diego, California. If our San Diego offices were affected by a natural or man-made disaster, particularly those that are characteristic of the region, such as wildfires and earthquakes, or other business interruption, our ability to manage our domestic and foreign operations could be impaired, which could materially and adversely affect our results of operations and financial condition. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. We currently rely, and intend to rely in the future, on our third-party manufacturer, Lonza, to produce our clinical supply of MYDICAR. Our ability to obtain supply of MYDICAR could be disrupted, and our results of operations and financial condition could be materially and adversely affected if the operations of Lonza were affected by a man-made or natural disaster or other business interruption. The ultimate impact of any such events on us, our significant suppliers and our general infrastructure is unknown. For more information regarding our manufacturing services agreement and our non-binding letter of intent with Lonza, see “Business — Manufacturing — Manufacturing Services Agreement with Lonza” in our Annual Report.

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

*Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2014, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 74.9% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

*Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

We, along with our directors, executive management team and the entities affiliated with our directors, have agreed that for a period of 90 days after the date of the underwriting agreement for the public offering contemplated by our registration statement on Form S-1 initially filed with the SEC on July 30, 2014 , subject to specified exceptions, not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of our common stock. Subject to certain limitations, including sales volume limitations with respect to shares held by our affiliates, approximately 1,281,478 shares of our common stock will become eligible for sale upon expiration of the lock-up period. In addition, shares issued or issuable upon exercise of options and warrants vested as of the expiration of the lock-up period will also be eligible for sale at that time. Sales of stock by these stockholders upon expiration of the lock-up period could have a material adverse effect on the trading price of our common stock.

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act, subject to the 90-day lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

*We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition our ability to pay dividends is currently restricted by the terms of our loan agreement with Hercules. Any return to stockholders will therefore be limited to the appreciation of their stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On May 27, 2014, we issued 25,481 shares of our common stock to Novartis International Pharmaceutical Investment Ltd pursuant to the exercise of a warrant for $142,948.41 in cash. The offer, sale and issuance of the foregoing shares of common stock were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D thereunder as transactions by an issuer not involving a public offering.

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

The net proceeds from our initial public offering have been invested in highly-liquid money market funds and investment grade corporate debt securities, pending their use. Our cash requirements for the first six months of 2014 were met with sources of liquidity available to us at December 31, 2013, prior to our initial public offering. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b), except we intend to dedicate all or a portion of the net proceeds received by us from the full exercise of the underwriters’ option to purchase additional shares to a trial of MYDICAR for the treatment of AVF maturation failure.

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

Celladon Corporation

Dated: August 6, 2014
/s/ Krisztina M. Zsebo, Ph.D.
Krisztina M. Zsebo, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2014
/s/ Paul B. Cleveland
Paul B. Cleveland
President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 10, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 10, 2014).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

4.3	Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated February 4, 2014 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

4.4	Form of Warrant to Purchase Common Stock issued to participants in the Registrant’s Convertible Debt and Warrant financing, dated October 15, 2013 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.1	Sublease Agreement by and between the Registrant and Brandes Investment Partners, L.P. dated May 28, 2014 (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197720), originally filed with the SEC on July 30, 2014).

10.2	Assignment and License Agreement by and between the Registrant and Enterprise Management Partners, LLC dated July 18, 2014 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2014).

Exhibit Number	Description

10.3+	Employment Agreement by and between the Registrant and Paul Cleveland, dated May 28, 2014 (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197720), originally filed with the SEC on July 30, 2014).

10.4+	Employment Agreement by and between the Registrant and Elizabeth Reed, dated May 30, 2014 (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197720), originally filed with the SEC on July 30, 2014).

10.5	Loan and Security Agreement by and between the Registrant and Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc., dated as of July 31, 2014 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2014).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.
+	Indicates management contract or compensatory plan.