Form 10-Q
period 2014-09-30
Celladon Corp
filed 2014-11-12
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 31, 2014 was 23,304,631.

CELLADON CORPORATION

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Celladon Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,367	$7,903
Short-term investments	80,755	10,467
Prepaid expenses and other assets	891	180

Total current assets	96,013	18,550
Property and equipment, net	616	308
Other assets	280	2,296

Total assets	$96,909	$21,154

Liabilities, preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$3,959	$2,908
Accrued clinical expenses	867	1,478
Accrued interest	86	14
Convertible notes, net of discount	—	1,044
Warrant liability	—	1,116

Total current liabilities	4,912	6,560
Term loan, net of discount	9,911	—
Non-current liabilities	111	37
Commitments and contingencies (Note 5)
Series A-1 redeemable convertible preferred stock, $0.0001 par value:
Authorized shares — none and 135,826,497 at September 30, 2014 and December 31, 2013, respectively; issued and outstanding shares — none and 127,140,530 at September 30, 2014 and December 31, 2013, respectively; liquidation preference — none and $114,172 at September 30, 2014 and December 31, 2013, respectively	—	60,098
Convertible preferred stock, $0.0001 par value:
Authorized shares — none and 12,138,080 at September 30, 2014 and December 31, 2013, respectively; issued and outstanding shares — none and 12,138,080 at September 30, 2014 and December 31, 2013, respectively; liquidation preference — none and $5,450 at September 30, 2014 and December 31, 2013, respectively	—	5,450
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; authorized shares — 10,000,000 and none at September 30, 2014 and December 31, 2013, respectively; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized shares — 200,000,000 and 180,000,000 at September 30, 2014 and December 31, 2013, respectively; issued and outstanding — 23,297,567 and 884,179 at September 30, 2014 and December 31, 2013, respectively	23	—
Additional paid-in capital	217,058	61,593
Accumulated other comprehensive (loss) income	(8)	2
Accumulated deficit	(135,098)	(112,586)

Total stockholders’ equity (deficit)	81,975	(50,991)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$96,909	$21,154

See accompanying notes.

Celladon Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$5,316	$4,571	$15,515	$11,707
General and administrative	2,815	952	6,545	2,280

Total operating expenses	8,131	5,523	22,060	13,987

Loss from operations	(8,131)	(5,523)	(22,060)	(13,987)
Other income (expense):
Interest income	36	14	65	58
Interest expense	(271)	—	(330)	—
Other income (expense)	8	56	(4)	17
Change in fair value of warrant liability	—	—	(183)	—

Consolidated net loss	(8,358)	(5,453)	(22,512)	(13,912)
Net loss attributable to non-controlling interest	—	—	—	96

Net loss attributable to Celladon Corporation	(8,358)	(5,453)	(22,512)	(13,816)
Change in fair value of non-controlling interest	—	—	—	(3,105)

Net loss attributable to common stockholders	$(8,358)	$(5,453)	$(22,512)	$(16,921)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	(26)	5	(10)	(2)

Comprehensive loss	$(8,384)	$(5,448)	$(22,522)	$(13,914)

Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(6.17)	$(1.32)	$(19.14)

Weighted-average shares outstanding, basic and diluted	20,752,895	884,179	16,999,766	884,179

See accompanying notes.

Celladon Corporation

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Consolidated net loss	$(22,512)	$(13,912)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	110	49
Stock-based compensation	2,178	1,078
Noncash interest expense	190	—
Amortization of investment premium (discount)	163	230
Change in fair value of warrant liability	183	—
Other items, net	85	19
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(689)	46
Accounts payable and accrued expenses	910	1,113
Other liabilities	8	—

Net cash used in operating activities	(19,374)	(11,377)
Cash flows from investing activities
Purchases of investment securities	(88,661)	(16,612)
Proceeds from maturities of investment securities	18,200	24,792
Purchases of property and equipment	(549)	(12)

Net cash (used in) provided by investing activities	(71,010)	8,168
Cash flows from financing activities
Proceeds from issuance of common stock	94,578	—
Costs paid in connection with common stock offerings	(7,396)	(677)
Proceeds from borrowing under term loan	10,000	—
Costs paid in connection with term loan	(334)	—

Net cash provided by (used in) financing activities	96,848	(677)

Net increase (decrease) in cash and cash equivalents	6,464	(3,886)
Cash and cash equivalents, beginning of period	7,903	13,841

Cash and cash equivalents, end of period	$14,367	$9,955

See accompanying notes.

Celladon Corporation

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

Organization

Celladon was incorporated in California on December 21, 2000 (inception) and reincorporated in Delaware in April 2012. The Company is a clinical-stage biotechnology with industry-leading expertise in the development of cardiovascular gene therapy. The Company applies its leadership position in the field of gene therapy and calcium dysregulation to develop novel therapies for diseases with tremendous unmet medical needs and characterized by an underlying SERCA enzyme deficiency.

As of September 30, 2014, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated revenues from its planned principal operations.

Public Offerings

In February 2014, the Company completed its initial public offering of 6,325,000 shares of common stock at an offering price of $8.00 per share, which included the exercise by the underwriters of their option to purchase 825,000 additional shares of common stock. The Company received net proceeds of $44.3 million after deducting underwriting discounts and commission and offering expenses payable by the Company, including $1.7 million in offering costs paid by the Company prior to December 31, 2013. In connection with the initial public offering, all outstanding shares of convertible preferred stock were converted into shares of common stock, the outstanding principal and accrued interest on the Company’s outstanding convertible notes were converted into shares of common stock and the unamortized debt discount related to the convertible notes was charged to expense, warrants to purchase shares of Series A-1 preferred stock were converted into warrants to purchase common stock, the warrant liability was reclassified to additional paid-in capital, and the Company’s certificate of incorporation was amended and restated to authorize 200,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. See Note 6 for additional information.

In August 2014, the Company completed an underwritten public offering of 4,600,000 shares of common stock at an offering price of $9.50 per share, which included the exercise by the underwriters of their option to purchase 600,000 additional shares of common stock. The Company received net proceeds of $40.7 million after deducting underwriting discounts and commission and offering expenses payable by the Company, including $0.3 million in offering costs paid by the Company after September 30, 2014. See Note 6 for additional information.

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

Investment Securities

Investment securities primarily consist of investment grade corporate debt securities. The Company classifies all investment securities as available-for-sale. Investments with maturity dates greater than 12 months from the end of each reporting period are classified as long-term. Investment securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders’ equity (deficit) until realized. Realized gains and losses from the sale of investment securities, if any, are determined on a specific identification basis. A decline in the market value of any investment security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. As of September 30, 2014 and December 31, 2013, none of the investment securities have been in an unrealized loss position for more than 12 months. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income. Interest income is recognized when earned.

The following table sets forth the composition of the Company’s investment securities (in thousands):

As of September 30, 2014	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities	Less than 1 year	$80,763	$—	$(8)	$80,755

As of December 31, 2013	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities	Less than 1 year	$10,465	$2	$—	$10,467

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Nine Months Ended September 30,
	2014	2013
Redeemable convertible preferred stock	—	10,179,372
Convertible preferred stock	—	971,820
Warrants for common stock	206,340	702
Common stock options	2,527,067	1,359,090

	2,733,407	12,510,984

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

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 a) eliminates the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows and shareholder equity, b) amends Topic 275 to clarify that the risk and uncertainty disclosure requirements apply to entities that have not commenced principal operations, c) eliminates the exception related to the sufficiency of equity at risk for development stage entities from the guidance on variable interest entities in paragraph 810-10-15-16 to increase consistency in application of consolidated guidance across all entities and d) removes the definition of development stage entities from the Master Glossary of the Accounting Standards Codification. The amendments in this Update are to be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with an option for early adoption. The Company adopted this guidance prior to filing this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014. The adoption of ASU 2014-10 impacted disclosure only and did not have any impact on financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern, which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. This standard is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. The adoption of this guidance is expected to have no impact on our financial position or results of operations.

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

From April 2012 through June 6, 2013, LSP owned approximately 10% of Celladon Europe.

During the nine months ended September 30, 2013, the Company adjusted the loss attributable to common stockholders as a result of increases in the fair value of the redeemable non-controlling interest of approximately $3.1 million. The increase in fair value increased the loss attributable to common stockholders.

In May 2014, the Company completed the transfer of the open clinical site contracts from Celladon Europe to Celladon. As of September 30, 2014, there were no liabilities recognized as a result of consolidating Celladon Europe. As of December 31, 2013, the $0.8 million of liabilities recognized as a result of consolidating Celladon Europe did not represent additional claims on the Company’s general assets; rather, they represented claims against the specific assets of Celladon Europe. As of September 30, 2014 and December 31, 2013, the $0.1 million and $0.6 million, respectively, of assets recognized as a result of consolidating Celladon Europe did not represent additional assets that could be used to satisfy claims against the Company’s general assets. The assets of Celladon Europe represent the only significant assets of the Company not located in the United States.

3. Balance Sheet Details

Property and equipment consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Office furniture and other equipment	$937	$555
Accumulated depreciation	(321)	(247)

	$616	$308

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Accounts payable	$2,198	$1,397
Current portion of deferred rent	—	8
Accrued compensation	1,179	664
Accrued other	582	839

	$3,959	$2,908

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of September 30, 2014 and December 31, 2013, cash and cash equivalents consist primarily of bank deposits with third-party financial institutions and highly liquid money market securities with original maturities at date of purchase of 90 days or less and are stated at cost which approximate fair value and are classified within the Level 1 designation discussed above. Marketable securities are recorded at fair value, defined as the exit price in the principal market in which the Company would transact, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques and include the Company’s investments in corporate debt securities and commercial paper. Financial liabilities that were measured or disclosed at fair value on a recurring basis, and were classified within the Level 3 designation, included the warrant liability and convertible notes prior to their conversion to equity upon the Company’s initial public offering in February 2014. None of the Company’s non-financial assets and liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Cash equivalents measured at fair value as of September 30, 2014 and December 31, 2013 are all classified within Level 1. Below is a summary of other assets and liabilities measured at fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
	As of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Corporate debt securities	$80,755	$—	$80,755	$—

		Fair Value Measurements at Reporting Date Using
	As of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Corporate debt securities	$10,467	$—	$10,467	$—

Liabilities:
Convertible notes	$1,044	$—	$—	$1,044
Warrant Liability	1,116	—	—	1,116

	$2,160	$—	$—	$2,160

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

In addition to the fair value of the underlying Series A-1 preferred stock, the following assumptions were used in the Black-Scholes option pricing model to determine the fair value of the preferred stock warrant liability:

December 31, 2013
Risk-free interest rate	1.58%
Expected volatility	82%
Expected term (in years)	4.8
Expected dividend yield	0.0%

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

	Convertible Notes	Warrant Liability
Balance at December 31, 2013	$1,044	$1,116
Changes in fair value	53	183
Conversion to equity upon initial public offering	(1,097)	(1,299)

Balance at September 30, 2014	$—	$—

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

The Company recorded research and development expense related to sublicense fees under the agreement of $0.3 million in each of the nine month periods ended September 30, 2014 and September 30, 2013. Through September 30, 2014, no milestone obligations were incurred under the agreement.

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

The Company is currently in compliance with these milestone requirements. During the term of the agreement, the Company is not obligated to make annual license or maintenance payments, but is obligated to pay to AmpliPhi all royalty and milestone payments that become due and payable by AmpliPhi to UPenn under AmpliPhi’s agreement with UPenn as a result of the Company’s exercise of the sublicense granted under the Company’s agreement with AmpliPhi. This includes a low single-digit tiered percentage royalty on net sales of MYDICAR and any other product covered by the licensed patents sold by the Company, its affiliates or its sublicensees, and up to $850,000 in milestone payments upon the achievement of certain developmental and regulatory milestones related to MYDICAR and any other product covered by the licensed patents. Through September 30, 2014, $0.3 million of milestone obligations were incurred under the agreement. The agreement does not provide either party with termination rights and does not have a provision for expiration or automatic termination.

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

The Company recorded research and development expense related to license and annual maintenance fees under the agreement of $0.1 million in each of the nine month periods ended September 30, 2014 and September 30, 2013. Through September 30, 2014, no milestone obligations were incurred under the agreement.

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

License Agreement with Enterprise

On July 18, 2014, the Company and Enterprise Partners Management, LLC (Enterprise), an affiliate of Enterprise Partners Venture Capital, entered into an Assignment and License Agreement (the Enterprise License Agreement), pursuant to which Enterprise granted to the Company an exclusive, worldwide license and the assignment of patents held by Enterprise relating to certain gene therapy applications of the membrane-bound form of the Stem Cell Factor gene (mSCF) for treatment of cardiac ischemia. The Company has the right to grant sublicenses to third parties under the Enterprise License Agreement. Entities affiliated with Enterprise beneficially owned more than 10% of Celladon’s stock as of the date the Enterprise License Agreement was executed.

In consideration for the rights granted to the Company under the Enterprise License Agreement, the Company paid an upfront fee to Enterprise of $160,000. The Company is also obligated to pay to Enterprise a milestone payment in the amount of $1,000,000 upon the grant to the Company, a Company affiliate or a Company sublicensee of the first regulatory approval in the United States of a product that is covered by the licensed patents. In addition, the Company is required to pay to Enterprise a 2% royalty on net sales of products sold by the Company, Company affiliates and Company sublicensees that are covered by the licensed patents. The Company’s royalty obligations continue on a product-by-product and country-by-country basis until the expiration of the last-to-expire valid claim in the licensed patents covering a licensed product in such country.

The Company may unilaterally terminate the Enterprise License Agreement upon written notice to Enterprise. Enterprise may terminate the agreement in the event of the Company’s material breach of the Enterprise License Agreement if such breach remains uncured for 90 days following receipt of written notice of such breach. Absent early termination, the Enterprise License Agreement will automatically terminate upon the expiration of the last-to-expire of the licensed patents containing a valid claim.

Other License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired certain intellectual property. Pursuant to each agreement the Company paid a license fee and reimbursed historical patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. Minimum annual payments to maintain these cancelable licenses total an aggregate of approximately $0.2 million and potential future milestone payments total an aggregate of approximately $3.3 million. The Company has recorded research and development expense related to license and annual maintenance fees under the agreements of $0.2 million and $0.2 million, respectively, for the nine months ended September 30, 2014 and September 30, 2013.

Through September 30, 2014, the Company has recorded research and development expense of $0.1 million related to milestone obligations incurred under the agreements.

Leases

The Company leases office space in San Diego, California under long-term operating leases that expire in October 2017 and September 2021. On July 1, 2014, the Company relocated its San Diego office to another location in San Diego and is subleasing the prior space. The rent expense for the three months and nine months ended September 30, 2014 was $94,000 and $136,000, respectively, and the rent expense for the three months and nine months ended September 30, 2013 was $21,000 and $63,000, respectively. Future minimum payments under the long-term operating leases net of contractual sublease payments total $2.9 million.

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

The proceeds received and costs incurred in connection with the Company’s initial public offering, shown in the period received or paid, were as follows (in thousands):

	Total	Nine months ended September 30, 2014	As of December 31, 2013
Gross proceeds (including over-allotment)	$50,600	$50,600	$—
Underwriting discounts and commissions	(3,542)	(3,542)	—
Offering costs	(2,800)	(1,107)	(1,693)

Net proceeds	$44,258	$45,951	$(1,693)

In addition, each of the following occurred on February 4, 2014 in connection with the Company’s initial public offering:

•	Series A-1 redeemable convertible preferred stock outstanding (127,140,530 shares) and Junior preferred convertible stock outstanding (12,138,080 shares) were converted into 10,179,372 and 971,820 shares of the Company’s common stock, respectively;

•	the outstanding principal balance of $1,097,017 and accrued interest of $20,000 on convertible promissory notes converted into 139,644 shares of the Company’s common stock;

•	warrants to purchase 2,895,570 shares of Series A-1 preferred stock were converted into warrants to purchase 231,821 shares of the Company’s common stock and the warrant liability was reclassified to additional paid-in capital.

In August 2014, the Company completed an underwritten public offering in which it sold 4,600,000 shares of common stock at a public offering price of $9.50 per share. The proceeds received and costs incurred in connection with this offering, shown in the period received or paid, were as follows (in thousands):

	Total	Subsequent to September 30, 2014	As of September 30, 2014
Gross proceeds (including option to purchase additional shares)	$43,700	$—	$43,700
Underwriting discounts and commissions	(2,622)	—	(2,622)
Offering costs	(389)	(265)	(124)

Net proceeds	$40,689	$(265)	$40,954

The following table summarizes the fully exercisable warrants outstanding for the purchase of common stock as of September 30, 2014 and December 31, 2013:

September 30, 2014	December 31, 2013	Exercise Price	Expiration Date
—	80	$224.82	January 2015
—	622	$12.49	October 2016
206,340	—	$5.61	October 2018

206,340	702

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

A summary of the Company’s stock option activity under the Prior Plans and 2013 Equity Incentive Plan is as follows:

Options
Outstanding at December 31, 2013	1,543,667
Granted	1,181,973
Exercised	(163,087)
Cancelled	(35,486)

Outstanding at September 30, 2014	2,527,067

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

Stock-Based Compensation Expense

The allocation of stock-based compensation for all equity awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$391	$791	$1,175	$1,020
General and administrative	520	21	1,003	58

	$911	$812	$2,178	$1,078

As of September 30, 2014 the unrecognized compensation cost related to outstanding employee options was $9.3 million and is expected to be recognized as expense over approximately 3.2 years.

7. Term Loan and Security Agreement

On July 31, 2014, the Company entered into a Loan and Security Agreement (the Loan Agreement) with Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc. (as agent and as a lender, and together with Hercules Technology III, L.P., the Lenders) under which the Company may borrow up to $25.0 million in two tranches (the Loan).

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

The interest rate for each tranche will be calculated at a rate equal to the greater of either (i) 8.25% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 8.25%. Payments under the Loan Agreement are interest only until August 1, 2015 (which will be extended until February 1, 2016 if the Company achieves the Milestone on or before May 31, 2015) (the Amortization Date) followed by equal monthly payments of principal and interest through the scheduled maturity date on February 1, 2018 (the Loan Maturity Date). In addition, a final payment equal to $1,750,000 will be due at such time as the Loan is prepaid or becomes due and payable as specified in the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, excluding its intellectual property but including the proceeds from the sale, licensing or disposition of its intellectual property. The Company’s intellectual property is also subject to customary negative covenants.

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

The following table summarizes the components of the term loan carrying value (in thousands):

September 30, 2014
Obligations to lender: principal and final payment fee	$11,750
Debt discount	(1,839)

Carrying value	$9,911

8. Subsequent Event

Lonza Agreement

On October 31, 2014, the Company and Lonza Biologics, Inc. (Lonza) entered into a Facility Construction and Commercial Supply Agreement (the Lonza Agreement), pursuant to which the parties agreed to initiate detailed design planning (the Detailed Design) for the potential construction of a new commercial viral therapeutics facility in Portsmouth, New Hampshire for the manufacture of MYDICAR drug substance (AAV1/SERCA2a) (the Facility), and in exchange for an upfront $1,000,000 reservation fee payable by the Company to Lonza, Lonza agreed to reserve, for a period of time extendable on payment of specified reservation extension fees, the capital, property and labor resources necessary to enable the initiation of construction of the Facility within 75 days of receipt of notice of the Company’s decision to exercise the construction trigger and commit to a long-term supply arrangement for MYDICAR (the Construction Trigger).

The Construction Trigger may not be exercised by the Company prior to completion of the Detailed Design for the Facility, which is currently expected to be completed by April 2015. If the Company exercises the Construction Trigger, Lonza would be obligated to purchase $10,000,000 worth of newly issued, unregistered shares of common stock of the Company and initiate construction of the Facility. In exchange, the Company would be obligated to (i) fund Lonza’s construction of the Facility through time and event-triggered milestone payments secured by funds deposited by the Company into an escrow account upon exercise by the Company of the Construction Trigger, (ii) upon completion of the Facility, fund Lonza’s costs for overhead, including personnel reserved for manufacture of MYDICAR at the Facility, and (iii) through such overhead funding arrangement order from Lonza a certain percentage of the Company’s and its partners’ annual global commercial supply of MYDICAR, subject to certain limits and adjustments.

The Lonza Agreement would continue in effect until the earlier of the sixth anniversary of the first approval of MYDICAR in the United States or European Union (First Approval) or expiration of the reservation period for construction of the Facility prior to the Company exercising the Construction Trigger, subject to earlier termination under specified circumstances set forth in the Lonza Agreement as described below. Additionally, if the Company exercises the Construction Trigger and is paying an agreed threshold for overhead for manufacture of MYDICAR at the Facility, the Company has the right to extend the term of the Lonza Agreement for an additional three years upon notice provided to Lonza between the third and fourth anniversary of the First Approval. The Company has the right to terminate the Lonza Agreement (i) immediately upon notice to Lonza at any time prior to exercise of the Construction Trigger; (ii) upon 90 days’ notice to Lonza if at any time the Company discontinues development and, if applicable, commercialization of MYDICAR as a result of regulatory, safety and/or efficacy concerns; or (iii) immediately upon notice to Lonza in the event of a certain specified material breaches of the Lonza Agreement by Lonza or Lonza’s debarment. Additionally, each party may terminate the Lonza Agreement on uncured material breach of the Agreement by, or upon the insolvency or bankruptcy of, the other party, or in the event of a continuing force majeure preventing performance. Upon any termination following exercise of the Construction Trigger other than for material breach of the Lonza Agreement or Lonza’s debarment, the Company is obligated to pay specified termination fees as set forth in the Lonza Agreement.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements.” We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the success, cost and timing of our product development activities and clinical trials;

•	our ability to obtain and maintain regulatory approval for MYDICAR, our companion diagnostic, and any of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations, including funding necessary to complete all clinical trials that may potentially be required to file a biologics license application, or BLA, and a Marketing Authorization Application, or MAA, for MYDICAR for the treatment of systolic heart failure;

•	the commercialization of our product candidates and companion diagnostic, if approved;

•	our plans to research, develop and commercialize our product candidates and companion diagnostic;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our plans and expectations with respect to future commercial scale-up activities, including our expectation regarding the building of commercial manufacturing facilities for the production of MYDICAR;

•	current and future agreements with Lonza Biologics, Inc. or its affiliates, or Lonza, and other third parties in connection with the commercialization of MYDICAR, our companion diagnostic and any other approved product;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates and companion diagnostic;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act; and

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

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

Overview

We are a clinical-stage biotechnology company with industry-leading expertise in the development of cardiovascular gene therapy. We apply our leadership position in the field of gene therapy and calcium dysregulation to develop novel therapies for diseases with tremendous unmet medical needs and characterized by an underlying SERCA enzyme deficiency. MYDICAR, our most advanced product candidate, uses gene therapy to target SERCA2a, which is an enzyme that becomes deficient in patients with heart failure. MYDICAR utilizes a recombinant AAV1 serotype, which is a group of adeno-associated viruses, or AAVs, sharing specific antigens, to deliver the gene for the SERCA2a enzyme. We believe that our gene therapy approach to modulating SERCA2a overcomes the issues encountered by previous efforts and has the potential to provide transformative disease-modifying effects with long-term benefits in patients with advanced heart failure. In addition, we have recently in-licensed worldwide rights to patents covering an additional gene therapy product opportunity, the membrane-bound form of Stem Cell Factor, or mSCF, for the treatment of cardiac ischemic damage. We have also identified a number of potential first-in-class compounds addressing novel targets in diabetes and neurodegenerative diseases with our small molecule platform of SERCA2b modulators.

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

We have developed a companion diagnostic to identify patients who are AAV1 neutralizing antibody, or NAb, negative and therefore eligible for MYDICAR treatment. We believe approximately 40% of patients in the United States are AAV1 NAb negative. In an effort to expand the population of heart failure patients with systolic dysfunction that may be eligible for MYDICAR treatment, we are currently exploring whether plasma exchange can be used to remove AAV1 neutralizing antibodies from the circulation in advance of MYDICAR administration. We are currently in discussions with the FDA regarding a potential clinical trial using this procedure, and pending the outcome of these discussions we may initiate a clinical trial in 2015.

We are initially developing MYDICAR to treat patients with systolic heart failure. Heart failure caused by systolic dysfunction is characterized by a decreased contraction of the heart muscle. We are also developing MYDICAR for additional indications, including arteriovenous fistula, or AVF, maturation failure, and for the treatment of patients with advanced heart failure who are on a left-ventricular assist device, or LVAD. In addition, pending the outcome of our CUPID 2 trial, we expect to initiate a clinical trial in 2015 for the treatment of diastolic heart failure. This condition is also known as heart failure with preserved ejection fraction, which is caused by the inability of the heart to relax normally between contractions. MYDICAR has demonstrated activity in preclinical models of this condition.

We hold worldwide rights to MYDICAR in all indications and markets. We plan to commercialize MYDICAR for any approved heart failure indications using a targeted sales force in the United States focused on selected cardiologists and heart failure specialists who treat the majority of advanced heart failure patients. We believe we can maximize the value of our company by retaining substantial commercialization rights to our product candidates and, where appropriate, entering into partnerships for specific therapeutic indications and/or geographic territories.

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

In July 2014, we entered into a loan and security agreement with Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc. under which we may borrow up to $25.0 million in two tranches. We borrowed the first tranche of $10.0 million on August 1, 2014. We plan to use the proceeds of the agreement to support our product candidate pipeline and for working capital and general corporate purposes. The second tranche of up to $15.0 million can be drawn anytime through May 31, 2015, but only if data from our Phase 2b clinical trial for MYDICAR supports the continued development of MYDICAR for its Breakthrough Therapy designation to either a Phase 3 clinical trial or for registration for approval.

In August 2014, we completed an underwritten public offering of 4,600,000 shares of common stock at an offering price of $9.50 per share, which included the exercise by the underwriters of their option to purchase 600,000 additional shares of common stock. We received gross proceeds of $43.7 million and incurred $3.0 million in issuance costs, resulting in net proceeds to us of $40.7 million.

In October 2014, we entered into a facility construction and commercial supply agreement with Lonza pursuant to which we and Lonza agreed to initiate detailed design planning for the potential construction of a new commercial viral therapeutics facility in Portsmouth, New Hampshire for the manufacture of MYDICAR drug substance (AAV1/SERCA2a), and in exchange for an upfront $1,000,000 reservation fee payable by us to Lonza, Lonza agreed to reserve, for a period of time extendable on payment of specified reservation extension fees, the capital, property and labor resources necessary to enable the initiation of construction of the facility within 75 days of receipt of notice of our decision to exercise the construction trigger and commit to a long-term supply arrangement for MYDICAR, or the construction trigger. The construction trigger may not be exercised by us prior to completion of the detailed design for the facility, which is currently expected to be completed by April 2015. Our ability to exercise the construction trigger is subject to the terms and conditions of the agreement as well as other factors, and we may choose not to exercise the construction trigger even if we have the ability to do so as a result of a number of factors, certain of which are discussed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on From 10-Q.

To date, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales or other sources. From our inception through September 30, 2014, we have funded our operations primarily through the sales of equity and debt securities totaling approximately $219.2 million, which includes the net proceeds from our 2014 public offerings.

We have incurred net losses in each year since our inception. As of September 30, 2014, we had an accumulated deficit of approximately $135.1 million. Substantially all our net losses, including those incurred during the periods presented in this report, have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We anticipate that our expenses will increase substantially if and as we:

•	initiate, expand or accelerate preclinical and clinical development activities for our lead product candidate, MYDICAR, including with respect to clinical trials of MYDICAR for systolic heart failure (including our ongoing CUPID 2 trial), preclinical and potential clinical activities to evaluate MYDICAR for the treatment of AVF maturation failure, our preclinical activities and planned initial trial of MYDICAR in end-stage renal disease patients undergoing surgery for AVF creation, the LVAD trial, our planned AAV1 NAb positive trial and viral shedding trial, investigation of the feasibility of plasma exchange in removing AAV1 neutralizing antibodies in advanced heart failure patients just prior to treatment with MYDICAR and potential clinical trials of MYDICAR for the treatment of diastolic heart failure and other indications;

•	further develop the manufacturing process for our product candidates, including commercial scale-up, and validation and automation of our companion diagnostic;

•	change or add manufacturers or suppliers;

•	advance our additional preclinical assets, including mSCF gene therapy and our small molecule platform targeting SERCA2 enzymes;

•	continue our research and preclinical development of our product candidates and seek to identify and validate additional product candidates;

•	seek regulatory and marketing approvals for MYDICAR and any other product candidate that successfully completes clinical trials;

•	seek regulatory and marketing approvals for our companion diagnostic;

•	establish a sales, marketing and distribution infrastructure in the United States to commercialize any products for which we obtain marketing approval;

•	acquire rights to other product candidates and technologies;

•	maintain, expand and protect our intellectual property portfolio;

•	make milestone or other payments under any in-license or collaboration agreement;

•	attract and retain skilled personnel;

•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and

•	experience any delays or encounter issues with any of the above.

We expect to continue to incur significant expenses and increasing losses for at least the next several years. Accordingly, we anticipate that we will need to raise additional capital prior to the commercialization of MYDICAR, our small molecule program, or any of our other product candidates. Until such time that we can generate meaningful revenue from product sales, if ever, we expect to finance our operating activities through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. If we are unable to raise additional capital or obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any approved products or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially adversely affect our business, financial condition and results of operations.

Financial Operations Overview

Research and Development Expenses

To date, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials, developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and related overhead expenses, which include stock-based compensation and benefits for personnel in research and development functions;

•	fees paid to consultants and contract research organizations, or CROs, including in connection with our preclinical studies, and clinical trials and other related clinical trial fees, such as investigator grants, patient screening, laboratory work, clinical trial material management and statistical compilation and analysis;

•	costs related to acquiring and manufacturing clinical trial materials and preparing for commercialization, including continued testing such as process validation and stability of drug substance and drug product;

•	costs related to compliance with regulatory requirements; and

•	payments related to licensed products and technologies.

From our inception through September 30, 2014, we have incurred approximately $107.6 million in research and development expenses, of which we estimate $101.9 million relates to our development of MYDICAR. We plan to increase our research and development expenses for the foreseeable future as we continue to develop MYDICAR for the treatment of systolic heart failure and additional indications and further advance the development of our companion diagnostic and other product candidates. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, in connection with our clinical trials, and costs related to acquiring and manufacturing clinical trial materials. We typically use our employee and infrastructure resources across multiple research and development programs.

The successful development of our clinical and preclinical product candidates and companion diagnostic is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or preclinical product candidates or companion diagnostic or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with the development of our product candidates and companion diagnostic, including:

•	the uncertainty of the scope, rate of progress and expense of our ongoing, as well as additional, clinical trials and other research and development activities including transfer and commercial scale-up of our manufacturing processes;

•	the potential benefits of our product candidates over other therapies;

•	our ability to market, commercialize and achieve market acceptance for any product candidate or companion diagnostic that we are developing or may develop in the future;

•	ongoing and future clinical trial results;

•	the timing and receipt of any regulatory approvals of MYDICAR for systolic heart failure, and approval to initiate a clinical trial to evaluate MYDICAR for the treatment of AVF maturation failure and diastolic heart failure; and

•	the filing, prosecuting, defending and enforcing of patent claims and other intellectual property rights, and the expense of doing so.

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

MYDICAR

The majority of our research and development resources are currently focused on our ongoing CUPID 2 trial, commercialization and manufacturing preparations, clinical trials and other work needed to submit MYDICAR for regulatory approval in the United States and Europe. We have incurred, and expect to continue to incur, significant expense in connection with these efforts, including expenses related to:

•	the development of manufacturing capabilities for the commercial production of MYDICAR;

•	conduct of our CUPID 2 trial of MYDICAR and the enrollment and conduct of an AVF trial, AAV NAb positive trial, viral shedding trial for patients with systolic heart failure, investigating the feasibility of plasma exchange in removing AAV1 NAbs in advanced heart failure patients prior to treatment with MYDICAR, and research and, pending outcome of CUPID2 data, clinical development of MYDICAR for the treatment of diastolic heart failure; and

•	commercial scale-up, validation and automation activities related to our companion diagnostic.

Small Molecule Program

Our research and development expenses for our small molecule program relate primarily to identification and pre-clinical testing of small molecule SERCA2 enzyme modulators.

Stem Cell Factor Program

Our research and development expenses for our stem cell factor program relate primarily to the identification of potential gene therapy applications of the membrane-bound form of the Stem Cell Factor gene (mSCF).

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

Other Income (Expense)

Other expense consists primarily of the accretion of debt discount and interest charges on our current and prior debt agreements and the change in the fair value of our outstanding warrant liability prior to its reclassification to stockholders’ equity in February 2014 in connection with the closing of our initial public offering. Other income consists primarily of interest income earned on our cash, cash equivalents and investments.

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

Recent Accounting Pronouncements

See Item 1 of Part I, “Notes to Consolidated Financial Statements — Note 1 — Basis of Presentation, Organization and Summary of Significant Accounting Policies” of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2014	2013
Research and development	$5,316	$4,571	$745
General and administrative	2,815	952	1,863
Total other (expense) income	(227)	70	(297)

Research and Development Expenses. Research and development expenses were $5.3 million and $4.6 million for the three months ended September 30, 2014 and 2013, respectively. The increase of approximately $0.7 million was due primarily to an increase of $1.0 million in expenses incurred during the third quarter of 2014 associated with drug substance manufacturing scale-up, $0.5 million in compensation related to an increase in headcount and $0.2 million in license fees offset by a decrease of $0.6 million in clinical costs due to the completion of enrollment in our CUPID2 trial in the first quarter of 2014 and $0.4 million in stock-based compensation due to the termination of certain consulting contracts in 2013. We expect that our overall research and development expenses will continue to increase in 2014 as we initiate additional clinical trials and continue scale-up activities.

General and Administrative Expenses. General and administrative expenses were $2.8 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively. The increase of approximately $1.9 million was due primarily to an increase of $0.6 million in compensation related to an increase in headcount, $0.5 million in stock-based compensation and $0.3 million in business development and $0.5 million in patent and other costs. We expect that our general and administrative expenses will increase as we continue to operate as a public company. We believe that these increases will likely include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel to support product commercialization efforts and increased fees for outside consultants, attorneys and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations and disclosures, and similar requirements applicable to public companies.

Other (Expense) Income. Other expense was $0.2 million and other income was $0.1 million for the three months ended September 30, 2014 and 2013, respectively. Other expense for the three months ended September 30, 2014 consisted primarily of $0.3 million of expense related to the accretion of debt discount and interest charges on our term loan offset by $44,000 in interest and other income. Other income for the three months ended September 30, 2013 consisted primarily of interest income and a foreign currency exchange gain.

Comparison of the Nine Months Ended September 30, 2014 and 2013

The following table summarizes our results of operations for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2014	2013
Research and development	$15,515	$11,707	$3,808
General and administrative	6,545	2,280	4,265
Total other (expense) income	(452)	75	(527)

Research and Development Expenses. Research and development expenses were $15.5 million and $11.7 million for the nine months ended September 30, 2014 and 2013, respectively. The increase of approximately $3.8 million was due primarily to an increase of $2.9 million in expenses incurred during the first nine months of 2014 associated with manufacturing scale-up and $0.9 million in compensation related to an increase in headcount. A decrease of $0.8 million decrease in clinical costs due to the completion of enrollment in our CUPID2 trial in the first quarter of 2014 was offset by an increase in non-clinical expenses and stock-based compensation. We expect that our overall research and development expenses will continue to increase in 2014 as we initiate additional clinical trials and continue scale-up activities.

General and Administrative Expenses. General and administrative expenses were $6.5 million and $2.3 million for the nine months ended September 30, 2014 and 2013, respectively. The increase of approximately $4.3 million was due primarily to an increase of $1.4 million in compensation related to an increase in headcount, $0.9 million in fees associated with being a public company, $0.9 million in stock-based compensation, $0.4 million in business development expenses and $0.7 million in travel and other personnel related costs. We expect that our general and administrative expenses will increase as we continue to operate as a public company. We believe that these increases will likely include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel to support product commercialization efforts and increased fees for outside consultants, attorneys and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls, investor relations and disclosures, and similar requirements applicable to public companies.

Other (Expense) Income. Other expense was $0.5 million and other income was $0.1 million for the nine months ended September 30, 2014 and 2013, respectively. Other expense for the nine months ended September 30, 2014 consisted primarily of $0.3 million of expense related to the accretion of debt discount and interest charges on our term loan and $0.2 million related to an increase in the fair value of the warrant liability prior to conversion to equity upon the closing of our initial public offering. Other income for the nine months ended September 30, 2013 consisted primarily of interest income and a foreign currency exchange gain.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of September 30, 2014, we had an accumulated deficit of approximately $135.1 million. We anticipate that we will continue to incur net losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements.

Since our inception through September 30, 2014, we have funded our operations primarily through the sale of our equity and debt securities. As of September 30, 2014, we had cash, cash equivalents and investments of approximately $95.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Our initial public offering completed in February 2014 resulted in net proceeds to us of $44.3 million after deducting underwriting discounts and commission and offering expenses payable by us, including $1.7 million in offering costs paid by us prior to December 31, 2013. The outstanding principal and accrued interest thereon under our outstanding convertible promissory notes converted into shares of our common stock upon the closing of our initial public offering. On July 31, 2014, we entered into a Loan Agreement with a lender under which we can borrow up to $25.0 million in two tranches. On August 1, 2014, we borrowed the first tranche in the amount of $10.0 million and received $9.7 million, net of fees, prior September 30, 2014 and paid $0.1 million in fees after September 30, 2014. Our underwritten public offering completed in August 2014 resulted in net proceeds to us of $40.7 million after deducting underwriting discounts and commission and offering expenses payable by us, including $0.3 million in offering costs paid by us after September 30, 2014.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$(19,374)	$(11,377)
Investing activities	(71,010)	8,168
Financing activities	96,848	(677)

Net increase (decrease) in cash and cash equivalents	$6,464	$(3,886)

Operating activities. Net cash used in operating activities of $19.4 million during the nine months ended September 30, 2014, was primarily a result of our net loss of $22.5 million. The primary difference between our net loss and our cash used in operating activities was $2.2 million of stock-based compensation, $0.2 million related to the change in fair value of the warrant liability, $0.2 million of non-cash interest related to the accretion of debt discount on our current and prior debt arrangements, $0.2 million amortization of premiums paid on investment securities, $0.2 million of changes in our operating assets and liabilities and $0.1 million of depreciation expense. In connection with our initial public offering which was completed in February 2014, the warrant liability was reclassified to additional paid-in capital, the outstanding principal and accrued interest on our convertible debt were converted into shares of our common stock and the unamortized debt discount related to the convertible debt was charged to expense.

Net cash used in operating activities of $11.4 million during the nine months ended September 30, 2013 was primarily a result of our net loss of $13.9 million. The primary difference between our net loss and our cash used in operating activities was $1.1 million of changes in our operating assets and liabilities, $1.1 million in stock-based compensation and $0.3 million in interest expense related to the amortization of discounts and premiums paid on investment securities and other non-cash expenses.

Investing Activities. Net cash (used in) provided by investing activities of $(71.0) million and $8.2 million during the nine months ended September 30, 2014 and 2013, respectively, was primarily a result of the purchases and maturities of investments. In 2014, $0.5 million was also used to purchase property and equipment.

Financing Activities. Net cash provided by financing activities of $96.8 million during the nine months ended September 30, 2014 consisted primarily of $94.3 million in proceeds received and $7.4 million in costs paid in connection with our public offerings, $9.7 million in net borrowings under our term loan, $0.1 million in proceeds upon the exercise of warrants in exchange for common stock and $0.1 million in proceeds from the sale of shares under our employee stock purchase plan.

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

Our future capital requirements will depend on many factors, including:

•	the progress, costs, results and timing of our CUPID 2 trial, and the clinical development of MYDICAR for other potential indications;

•	the willingness of the FDA to accept CUPID 2, as well as our other completed and planned preclinical studies and clinical trials and other work, as the basis for review and regulatory approval of MYDICAR for the treatment of systolic heart failure and for other potential indications;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the costs associated with establishing and maintaining commercial manufacturing capabilities;

•	the costs associated with, establishing and maintaining product commercialization capabilities;

•	the number and characteristics of product candidates that we pursue, including our product candidates in feasibility and preclinical development;

•	the ability of our product candidates to progress through clinical development successfully;

•	our need to expand our research and development activities;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to hire additional management and scientific, medical and sales personnel;

•	the effect of competing technological and market developments; and

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems.

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

Contractual Obligations and Commitments

As of September 30, 2014, there were no material changes, outside of the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as contained in our Annual Report, other than the addition of the following contractual obligations (in thousands):

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Obligations under term loan (1)	$13,929	$836	$7,680	$5,413	$—
Operating lease obligation relating to facility (2)	2,848	345	786	833	884

Total	$16,777	$1,181	$8,466	$6,246	$884

(1)	Consists of 10.0 million term loan borrowed by us on August 1, 2014 under our loan and security agreement with Hercules

Technology III, L.P. and Hercules Technology Growth Capital, Inc. dated July 31, 2014. A final payment equal to $1.8 million will be due at such time as all amounts borrowed under the loan and security agreement are prepaid or become due and payable. The term loan has a scheduled maturity date of February 1, 2018.
(2)	Consists of facility lease encompassing 10,908 square feet of office space that expires in September 2021.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. A 10% change in interest rates on September 30, 2014 would not have had a material effect on the fair market value of our portfolio.

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

Our balance sheet as of September 30, 2014 includes cash and cash equivalents of $0.1 million denominated in euros through our wholly-owned subsidiary, Celladon Europe B.V., or Celladon Europe. The majority of payments made by Celladon Europe are denominated in euros. Such payments have not been material in any period since our inception. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the nine months ended September 30, 2014. A 10% change in the euro-to-dollar exchange rate on September 30, 2014 would not have had a material effect on our results of operations or financial condition.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2014, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biotechnology company and we have not yet generated any revenues. We have incurred net losses in each year since our inception in December 2000, including consolidated net losses of $22.5 million for the nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of approximately $135.1 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	initiate, expand or accelerate preclinical and clinical development activities for our lead product candidate, MYDICAR, including with respect to clinical trials of MYDICAR for systolic heart failure (including our ongoing CUPID 2 trial), preclinical and potential clinical activities to evaluate MYDICAR for the treatment of AVF maturation failure, including a planned initial trial of MYDICAR in end-stage renal disease patients undergoing surgery for AVF creation, the LVAD trial, our planned AAV1 NAb positive trial and viral shedding trial, investigation of the feasibility of plasma exchange in removing AAV1 neutralizing antibodies in advanced heart failure patients prior to treatment with MYDICAR and potential clinical trials of MYDICAR for the treatment of diastolic heart failure and other indications;

•	further develop the manufacturing process for our product candidates, including commercial scale-up, and validation and automation of our companion diagnostic;

•	advance our additional preclinical assets, including mSCF gene therapy and our small molecule platform targeting SERCA2 enzymes;

•	continue our research and preclinical development of our product candidates and seek to identify and validate additional product candidates;

•	seek regulatory and marketing approvals for MYDICAR and any other product candidate that successfully completes clinical trials;

•	seek regulatory and marketing approvals for our companion diagnostic;

•	establish a sales, marketing and distribution infrastructure in the United States to commercialize any products for which we obtain marketing approval;

•	acquire rights to other product candidates and technologies;

•	change or add manufacturers or suppliers;

•	maintain, expand and protect our intellectual property portfolio;

•	make milestone or other payments under any in-license or collaboration agreement;

•	attract and retain skilled personnel;

•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and

•	experience any delays or encounter issues with any of the above.

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

Our operations have consumed substantial amounts of cash since inception. As of September 30, 2014, our cash, cash equivalents and investments were $95.1 million. Our research and development expenses were $15.5 million and $11.7 million for the nine months ended September 30, 2014 and 2013, respectively. We plan to develop MYDICAR for additional indications including treatment of AVF maturation failure and for the treatment of patients with advanced heart failure who are on an LVAD. In addition, we are investigating the feasibility of using plasma exchange in removing AAV1 Nabs in advanced heart failure patients prior to administration of MYDICAR. Also, we are currently planning to initiate a clinical trial in 2015 for the treatment of diastolic heart failure, a condition caused by the inability of the heart to relax normally between contractions, if our early development activities and CUPID 2 data warrant. We believe that our existing cash, cash equivalents and investments will enable us to fund our operations through 2015. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates and companion diagnostic, as well as to further develop MYDICAR for additional indications, such as the treatment of patients with end-stage renal disease on hemodialysis undergoing surgery for AVF creation, the treatment of patients with advanced heart failure who are on an LVAD, and to potentially develop MYDICAR for diastolic heart failure. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Risks Related to the Discovery and Development of our Product Candidates and Companion Diagnostic

*We are highly dependent on the success of MYDICAR and we may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, this product candidate.

To date, we have expended significant time, resources and effort on the development of MYDICAR for the treatment of systolic heart failure, including conducting preclinical studies and clinical trials. Although we are preparing for the development of MYDICAR for the treatment of diastolic heart failure and our small molecule product candidates are in preclinical development for the treatment of diabetes and neurodegenerative diseases, our ability to generate product revenues and to achieve commercial success in the near term will initially depend almost entirely on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize MYDICAR for the treatment of systolic heart failure in the United States and the European Economic Area, or EEA. Before we can market and sell MYDICAR in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials, manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States, from the EMA in the EEA, and from other foreign regulatory authorities in other jurisdictions for both MYDICAR and its companion diagnostic, obtain manufacturing supply, build a commercial organization or enter into a marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials and/or obtain regulatory approvals and sufficient commercial manufacturing supply for MYDICAR or its companion diagnostic. To date, no gene therapy product has ever been approved in the United States. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain regulatory approvals, we may never generate significant revenues from any commercial sales of MYDICAR. If we fail to successfully commercialize MYDICAR, we may be unable to generate sufficient revenues to sustain and grow our business and our business, prospects, financial condition and results of operations will be adversely affected.

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

A key element of our strategy is to screen out patients with certain amounts of pre-existing NAbs to the AAV1 viral vector used by MYDICAR. We have developed a companion diagnostic that will be used in combination with MYDICAR to help us better identify those patients that may benefit from treatment with MYDICAR. Although we are currently exploring the feasibility of using a plasma exchange procedure to remove AAV1 neutralizing antibodies from advanced heart failure patients to enable their treatment with MYDICAR, the FDA may not permit this procedure to be investigated in certain patient populations, and such a procedure may ultimately prove to be unsafe, ineffective or cost prohibitive, and we cannot predict with certainty when, if ever, such a procedure could successfully be implemented on a broad basis or whether such a procedure would be covered for reimbursement by third-party payors. Accordingly, we will be dependent on such companion diagnostic, both during our clinical trials and in connection with any future commercialization of MYDICAR for systolic heart failure or for other indications. We expect that we will enter into a strategic alliance with a third party for the automation and commercialization of our companion diagnostic. We and any of our future collaborators may encounter difficulties in developing the companion diagnostic for commercial application, including issues in relation to automation, selectivity/specificity, analytical validation, reproducibility, or clinical validation of such companion diagnostic. Companion diagnostics are subject to regulation by the FDA, the EMA and other foreign regulatory authorities as medical devices and require separate regulatory clearance or approval prior to commercialization. In the case of MYDICAR, we anticipate that the FDA will require approval of the companion diagnostic under a medical device pre-market approval, or PMA, application prior to, or concurrently with, approval and commercialization of MYDICAR, which could delay our ability to commercialize both products. If we or any of our future collaborators fail to obtain regulatory approval of the companion diagnostic or are delayed in receiving such approval, our ability to commercialize MYDICAR would be delayed until such time as regulatory approval is obtained. In addition, our future collaborators may encounter production difficulties that could constrain the supply of the companion diagnostic, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostic in the clinical community. MYDICAR and certain of the off-the-shelf administration components used in the cardiac catheterization laboratory are regulated as combination products. These include products where two or more separate products are packaged together (e.g., drug and device products); or a product packaged separately but intended for use only with an approved, individually specified product where both are required to achieve the intended use of the proposed product. MYDICAR will include labelling that specifies certain administration products, and the labeling of some of the administration products may need to be changed, e.g., to reflect a change in intended use, which revisions could delay our ability to commercialize MYDICAR.

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

We plan to seek initial marketing approval for our product candidates in the United States and the EEA. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA, the EMA or other foreign regulatory authorities. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

Trial designs and results from previous trials, including the results from our CUPID 1 and ongoing CUPID 2 trial, are not necessarily predictive of our future clinical trial designs or results. In addition, our CUPID 1 and CUPID 2 trials had a combined enrollment of 301 patients, which may be fewer than the number of patients we may need to enroll in a Phase 3 trial for MYDICAR, if such trial is required by the FDA. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials.

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

*The results from our CUPID 2 trial may not be sufficiently robust to support the submission of marketing approval for MYDICAR for the treatment of systolic heart failure. Before we submit MYDICAR for marketing approval, the FDA and the EMA may require us to conduct additional clinical trials.

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

In addition, in November 2013, the EMA indicated that if MYDICAR demonstrates a substantial and highly significant treatment effect in the advanced heart failure population, and no untoward effects attributable to MYDICAR are observed, a safety database of approximately 205 to 230 MYDICAR-treated subjects may be sufficient to assess safety and allow acceptance of an MAA for MYDICAR for the treatment of systolic heart failure. We therefore believe that, if the above conditions are met, a Phase 3 trial will not be required for marketing approval in Europe. It is possible, however, that the FDA or the EMA may not consider the results of our CUPID 2 trial to be sufficient for approval of MYDICAR for the treatment of systolic heart failure. If the FDA or the EMA requires additional studies, including Phase 3 trials, we will incur additional costs and delays in the marketing approval process, which would require us to expend more resources than we have available. In addition, it is possible that the FDA and the EMA may have divergent opinions on the elements necessary for a successful BLA and MAA, respectively, which may cause us to alter our development, regulatory and/or commercialization strategies.

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

*Public opinion and heightened regulatory scrutiny of gene therapy and genetic research may impact public perception of our product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

Gene therapy remains a novel technology, with no gene therapy product approved to date in the United States and only one gene therapy product approved to date in Europe. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing treatments that involve the use of our product candidates in lieu of, or, with respect to MYDICAR, in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, in conducting clinical trials of MYDICAR in Europe, we are subject to environmental assessment legislation applicable to genetically modified organisms, or GMOs, which classifies the administration of GMOs to humans as a “deliberate release” of the GMO into the environment, thereby necessitating prior review and clearance by the applicable environmental assessment governing body. The level of scrutiny varies by country and some localities have additional requirements. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

*Even if we obtain and maintain approval for MYDICAR from one regulatory authority, we may never obtain approval for MYDICAR from regulatory authorities in other jurisdictions, which would limit our market opportunities and adversely affect our business.

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

*If approved, MYDICAR or any future products may cause or contribute to adverse medical events that we are required to report to regulatory agencies and if we fail to do so, we could be subject to sanctions that would materially harm our business.

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

*Although we have obtained an SPA for a potential Phase 3 pivotal clinical trial of MYDICAR for the treatment of systolic heart failure, this agreement does not guarantee any particular outcome from regulatory review.

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

Risks Related to Commercialization of our Product Candidates and Companion Diagnostic

*We intend to rely on third parties to produce our viral vectors, product candidates and other key materials and for our companion diagnostic testing, but these manufacturers do not have experience producing our vectors, product candidates or companion diagnostic materials at commercial levels and may not achieve the necessary regulatory approvals or produce our vectors, products or companion diagnostic materials at the quality, quantities, locations and timing needed to support commercialization.

We are currently developing a scalable manufacturing process for MYDICAR, which we are in the process of transferring to Lonza. In particular, we are in the process of conducting a first demonstration batch at commercial scale of production (2,000-liter production bioreactor scale), which we expect to complete by the end of this year. However, there is no guarantee that the scale-up process will be able to be completed without complications or delay. Although we have entered into an agreement for the manufacture of our MYDICAR vector with Lonza for our clinical trials, Lonza may not perform as agreed, may be unable to comply with GMP requirements and with FDA, state and foreign regulatory requirements or may terminate its agreement with us. If Lonza is unable to manufacture our MYDICAR vector in a timely manner, encounters manufacturing difficulties, or otherwise fails to comply with its contractual obligations and we are required to switch to a new manufacturer, we expect that our clinical development timeline would be delayed by at least one year. Moreover, Lonza has not yet manufactured our MYDICAR vector on a commercial scale. Because of the complex nature of our product candidates, Lonza, or any other manufacturer with whom we may enter into an agreement, may not be able to manufacture our product candidates at a cost or in quantities or on timelines necessary for the successful commercialization of our product candidates. If we successfully commercialize any of our product candidates, we may be required to establish large-scale commercial manufacturing capabilities, either independently or with one or more third parties, and there is no guarantee that any such third parties will be able to do this in a timely manner, or at all. In addition, in the event that our product development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. We have no experience manufacturing pharmaceutical or biological products on a commercial scale and some of our suppliers, including Lonza, would need to increase their scale of production to meet our projected needs for commercial manufacturing of our product candidates, the satisfaction of which may not be met on a timely basis.

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

*Our ability and decision as to whether to exercise the construction trigger under our facility construction and commercial supply agreement with Lonza will depend on a number of factors. If we are unable to or determine not to exercise our rights under the agreement, Lonza will not proceed with the construction of the proposed Portsmouth facility and we will need to identify, negotiate terms for and secure alternate sources of commercial supply of MYDICAR in order to commercialize MYDICAR.

In October 2014, we entered into a Facility Construction and Commercial Supply Agreement with Lonza Biologics, Inc., or Lonza, pursuant to which we and Lonza agreed to initiate detailed design planning for the potential construction of a new commercial viral therapeutics facility in Portsmouth, New Hampshire for the manufacture of MYDICAR drug substance (AAV1/SERCA2a), and in exchange for an upfront $1,000,000 reservation fee payable by us to Lonza, Lonza agreed to reserve, for a period of time extendable on payment of specified reservation extension fees, the capital, property and labor resources necessary to enable the initiation of construction of the facility within 75 days of receipt of notice of our decision to initiate construction of the facility and commit to a long-term supply arrangement for MYDICAR, or the construction trigger. The construction trigger may not be exercised by us prior to completion of an agreed upon detailed design for the facility, which we currently expect may be completed by April 2015, but there can be no assurance that it will be completed on this timeframe, or at all. Our decision as to whether to exercise the construction trigger may be impacted by a number of factors, including, among others, the outcome of our CUPID 2 trial of MYDICAR, our expectations regarding clinical trial requirements and development timelines, and our perception of the prospects for commercialization of MYDICAR. Even if we view the results of our CUPID 2 trial as sufficiently favorable to support a decision to exercise the construction trigger, our ability to do so may be limited by a number of additional factors, including our ability to obtain financing on terms sufficient to fund our financial obligations under the agreement following exercise of the construction trigger. In addition, under our loan and security agreement with Hercules, we will be required to either obtain the consent of Hercules prior to exercising the construction trigger or pay off our outstanding loan under the agreement, and there is no guarantee that we will be able to do either within the timeframe available to us to exercise the construction trigger.

Even if we exercise the construction trigger, we may not realize the anticipated benefits under the agreement and may incur considerable losses and commercialization delays associated with the construction or planned construction of the facility. There can be no assurance that the construction of the facility will be completed within the budget we anticipate or in a timely manner, or in compliance with applicable laws and regulations. In connection with our exercise of the construction trigger, we will be required to commit to a long-term supply arrangement with Lonza that will involve minimum purchase obligations, which could inhibit our ability to secure an alternative commercial supply of MYDICAR on a cost-efficient basis upon entering into such arrangement. Additionally, establishing an alternative commercial manufacturing facility capable of meeting our anticipated commercial supply needs of MYDICAR drug substance would involve considerable additional time and expense that could materially harm our ability to successfully commercialize MYDICAR in a timely manner, or at all, as well as our financial position and results of operations.

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

*We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

We face competition both in the United States and internationally, including from major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Some of the pharmaceutical and biotechnology companies we know are developing gene therapies for heart failure that could potentially be competitive with or hinder the uptake of MYDICAR and change the standard of care for heart failure patients include Renova Therapeutics, NanoCor Therapeutics, Juventas Therapeutics, VentriNova, uniQure N.V. and Beat BioTherapeutics. In addition, many universities and private and public research institutes are active in our target disease areas.

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

As of September 30, 2014, we had 26 full-time employees. As we mature and expand our research and development and other pre-commercialization activities, we expect to expand our full-time employee base and to hire more consultants and contractors. In addition, we currently plan to commercialize MYDICAR, if approved, using an internal sales force to target selected cardiologists, heart failure specialists and third-party payors in the United States. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

*We may not be successful in our efforts to identify or discover additional product candidates.

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our gene therapy, stem cell factor and small molecule platforms. Our research programs may fail to identify other potential product candidates for clinical development for a number of reasons. For example, our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which may have a material adverse effect on our business and could potentially cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

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

The market price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical studies or clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	unanticipated serious safety concerns related to the use of any of our product candidates;

•	reports of adverse events in other gene therapy products or clinical trials of such products;

•	inability to obtain additional funding;

•	any delay in filing an IND or BLA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;

•	failure to obtain regulatory and marketing approvals;

•	sales or potential sales of our common stock by us or our stockholders in the future;

failure to successfully develop and commercialize our product candidates or companion diagnostic;

•	failure to enter into collaborations;

•	failure by us or our licensors to prosecute, maintain or enforce our intellectual property rights;

•	our dependence on third parties, including CROs as well as our partners that provide us with our companion diagnostic product;

•	changes in laws or regulations applicable to future products;

•	inability to obtain adequate product supply for our product candidates or companion diagnostic or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we may provide to the public;

•	failure to meet or exceed the financial projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies; and

•	trading volume of our common stock.

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

Our executive officers, directors, 5% stockholders and their affiliates currently beneficially own a majority of our outstanding voting stock. Therefore, these stockholders have the ability and may continue to have the ability to influence us through this ownership position. These stockholders may be able to determine some or all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended, or the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

The net proceeds from our initial public offering have been invested in highly-liquid money market funds and investment grade corporate debt securities, pending their use. Our cash requirements for the first nine months of 2014 were primarily met with sources of liquidity available to us at December 31, 2013, prior to our initial public offering. As of September 30, 2014, we have used approximately $1.6 million of the net proceeds from our initial public offering. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b), except we intend to dedicate all or a portion of the net proceeds received by us from the full exercise of the underwriters’ option to purchase additional shares to a trial of MYDICAR for the treatment of AVF maturation failure.

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

Celladon Corporation
Dated: November 12, 2014
/s/ Krisztina M. Zsebo, Ph.D.
Krisztina M. Zsebo, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2014
/s/ Paul B. Cleveland
Paul B. Cleveland
President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 10, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 10, 2014).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

4.3	Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated February 4, 2014 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

4.4	Form of Warrant to Purchase Common Stock issued to participants in the Registrant’s Convertible Debt and Warrant financing, dated October 15, 2013 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.1	Assignment and License Agreement by and between the Registrant and Enterprise Management Partners, LLC dated July 18, 2014 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2014).

10.2	Loan and Security Agreement by and between the Registrant and Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc., dated as of July 31, 2014 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2014).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document