Form 10-K
period 2014-12-31
Celladon Corp
filed 2015-03-31
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission file number 001-36183

CELLADON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0971591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11988 El Camino Real, Suite 650, San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)

(858) 366-4288

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2014 totaled approximately $264,282,292 based on the closing price of $16.02 as reported by the NASDAQ Global Market.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 13, 2015 was 23,827,918.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after registrant’s fiscal year ended December 31, 2014 are incorporated by reference into Part III of this report.

CELLADON CORPORATION

Form 10-K

For the Fiscal Year Ended December 31, 2014

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain “forward-looking statements.” We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	the success, cost and timing of our product development activities and clinical trials;

•	our ability to obtain and maintain regulatory approval for MYDICAR, our companion diagnostic, and any of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations, including funding necessary to complete all clinical trials that may potentially be required to file a biologics license application, or BLA, and a Marketing Authorization Application, or MAA, for MYDICAR for the treatment of heart failure for reduced ejection fraction or HFrEF (also referred to as systolic heart failure);

•	the commercialization of our product candidates and companion diagnostic, if approved;

•	our plans to research, develop and commercialize our product candidates and companion diagnostic;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our plans and expectations with respect to preparation for commercial production of MYDICAR, including contractual commitments for commercial manufacturing capacity at one or more commercial suppliers;

•	future agreements with Lonza Biologics, Inc. and/or Lonza Houston, Inc., which we collectively refer to as Lonza, and/or Novasep, Inc., or Novasep, and other third parties in connection with the commercialization of MYDICAR, our companion diagnostic and any other approved product;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates and companion diagnostic;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act; and

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

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

ITEM 1. Business

Overview

We are a clinical-stage biotechnology company with industry-leading expertise in the development of cardiovascular gene therapy. We apply our leadership position in the field of gene therapy and calcium dysregulation to develop novel therapies for diseases with high unmet medical needs. Our lead programs target sarco/endoplasmic reticulum Ca2+ -ATPase, or SERCA, enzymes, which are a family of enzymes that play an integral part in the regulation of intra-cellular calcium in all human cells. Calcium dysregulation is implicated in a number of important and complex medical conditions and diseases, such as heart failure, which is a clinical syndrome characterized by poor heart function resulting in inadequate blood flow to meet the body’s metabolic needs, as well as blood vessel health, diabetes and neurodegenerative diseases. SERCA2a, an enzyme that becomes deficient in patients with heart failure, was scientifically validated as a molecular target for heart failure in the 1990s and became a focus of internal discovery efforts for many large pharmaceutical companies. However, to date, no other company has been successful in targeting SERCA2a using traditional discovery methods.

Our therapeutic portfolio includes both gene therapies and small molecule compounds targeting diseases characterized by SERCA enzyme deficiency. MYDICAR, our most advanced product candidate, uses gene therapy to target SERCA2a. We believe that our gene therapy approach to modulating SERCA2a overcomes the issues encountered by previous efforts and has the potential to provide transformative disease-modifying effects with long-term benefits in patients with heart failure. In addition, we have in-licensed worldwide rights to patents covering an additional gene therapy product opportunity, the membrane-bound form of Stem Cell Factor, or mSCF, for the treatment of cardiac ischemic damage. We have also identified a number of potential first-in-class compounds addressing novel targets in diabetes and neurodegenerative diseases with our small molecule platform of SERCA2b modulators.

We are the first company to enter clinical development with a product candidate, MYDICAR, that selectively targets SERCA2a. We refer to our Phase 1 trial and Phase 2a trial of MYDICAR together as our CUPID 1 trial. In Phase 2a of our CUPID 1 trial, 39 patients with heart failure for reduced ejection fraction, or HFrEF, which is caused by the inability of the heart to pump blood efficiently due to weakening and enlargement of the ventricles, were enrolled in a randomized, double-blind, placebo-controlled trial. MYDICAR was safe and well-tolerated, reduced heart failure-related hospitalizations, improved patients’ symptoms, quality of life and serum biomarkers and improved key markers of cardiac function predictive of survival, such as end systolic volume. Based on these results, as well as our previous preclinical studies and clinical trials, we advanced MYDICAR to a 250-patient randomized, double-blind, placebo-controlled international Phase 2b trial in patients with HFrEF, which we refer to as CUPID 2. We completed enrollment of CUPID 2 in February 2014, reached the primary analysis data cutoff in February 2015 and expect to un-blind the data and announce results in late April 2015. If successful, these results, along with other studies, could form the basis for regulatory submissions for approval with the United States Food and Drug Administration, or FDA, and European Medicines Agency, or EMA.

In 2012, we obtained a Special Protocol Assessment, or SPA, whereby the FDA agreed to use time-to-recurrent heart failure-related hospitalizations as the primary endpoint for a MYDICAR Phase 3 pivotal trial. The design of our CUPID 2 trial is similar to the Phase 3 SPA protocol in that it includes the same primary and secondary end points, and the same method of analysis. However, in CUPID 2 we will use a modified intent to treat, or mITT, approach for the analysis of the primary and secondary endpoints. We have adopted an mITT approach for the CUPID 2 trial in order to more accurately reflect intent to treat in the CUPID 2 study, by excluding from the primary analysis clinical events that occurred in subjects prior to being dosed (with MYDICAR or placebo) or from those subjects who were never dosed in the trial. Results from both the mITT and ITT approaches will need to be consistent to demonstrate a treatment effect. In April 2014, the FDA’s Center for Biologics Evaluation and Research, or CBER, granted Breakthrough Therapy designation to MYDICAR for reducing hospitalizations for heart failure in patients who test negative for adeno-associated viral vector 1, or AAV1, neutralizing antibodies, are class III or IV heart failure patients under the New York Heart Association, or NYHA, classification system, and are not in immediate need of a left-ventricular assist device, or LVAD, or heart transplant. The Breakthrough Therapy program is intended to expedite drug development and review of innovative new drugs that are intended to treat serious or life-threatening diseases and for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on a clinically significant endpoint. MYDICAR was the first gene therapy product candidate to receive this designation, and the designation indicates that the FDA has determined that the CUPID 1 trial provided preliminary clinical evidence that MYDICAR may demonstrate substantial improvement over available therapies in heart failure patients for which the designation was granted. The FDA has confirmed that the primary efficacy endpoint of time-to-recurrent heart failure-related hospitalizations in the presence of terminal events would be acceptable for a pivotal trial of MYDICAR. This endpoint counts multiple heart failure-related hospitalizations per patient, and adjusts for the occurrence of terminal events and the correlation of multiple events in a single patient. We are using this endpoint in the ongoing CUPID 2 trial and plan to also use it in the next large clinical trial of MYDICAR, subject to regulatory feedback. More recently, the FDA has confirmed its agreement regarding our use of the joint frailty statistical model as a method of analysis for the primary endpoint and that adequate control over type 1 error (false-positive rate) using the joint frailty model under different conditions had been demonstrated based on FDA’s review of our extensive simulation studies. In November 2013, the EMA indicated that if MYDICAR demonstrates a substantial and highly significant treatment effect in the advanced heart failure population, a safety database of approximately 205 to 230 MYDICAR-treated subjects may be sufficient for a safety assessment for an MAA for MYDICAR for the treatment of HFrEF. Recently, the EMA has indicated that they are not satisfied that there is adequate control of the type 1 error (false positive rate) with the joint frailty model. In addition, the EMA also indicated that for CUPID 2 to be considered as a single pivotal trial, a more extreme level of statistical significance than 5% would be required. Based on regulatory guidance and our interactions with the FDA and EMA, it is possible that a Phase 3 trial may not be required for marketing approval, however, we are in the planning stages of an international trial (referred to as CUPID-3 or CELL-003) similar to the CUPID 2 design, the size of which will be determined after CUPID 2 results are available. Depending on the outcome of CUPID 2 and the regulatory response to the results, the CUPID 3 trial could serve as an additional trial for regulatory approval or to further characterize MYDICAR’s therapeutic profile.

MYDICAR utilizes a recombinant AAV1 serotype, which is a group of adeno-associated viruses, or AAVs, sharing specific antigens, to deliver the gene for the SERCA2a enzyme. We believe AAV1 serotype vectors are particularly well suited for administration to the heart muscle because AAV vectors are safe and are less immunogenic than other viral vectors commonly used in gene therapy. Most people are exposed to wild type AAV (serotype 2) during childhood, without experiencing any symptoms, because AAV causes no disease. In addition, local delivery of AAV1 to the heart requires extremely small quantities to achieve therapeutic effect, which has contributed to the low incidence of side effects in clinical trials to date. We have developed a companion diagnostic to identify the patients who are AAV1 neutralizing antibody, or NAb, negative and therefore eligible for MYDICAR treatment. We believe approximately 40% of patients in the United States are AAV1 NAb negative. In an effort to expand the population of patients who may be eligible for MYDICAR treatment for HFrEF, we are exploring whether plasma exchange can be used to remove AAV1 NAbs from the circulation in advance of MYDICAR administration, and have plans for a possible Phase 1/2 study of MYDICAR in advanced heart failure patients with HFrEF and pre-existing levels of NAb against the AAV1 vector, who would undergo plasma exchange prior to administration of MYDICAR. Plans for this study are pending the outcome of the CUPID 2 trial to further evaluate the benefit-to-risk ratio and further discussions with the FDA.

In 2015, the American Heart Association estimated that there are nearly six million patients currently diagnosed with heart failure in the United States. Despite optimal guideline-directed therapies employing a wide range of pharmacologic, device, and surgical options, many heart failure patients deteriorate over time. The long-term prognosis associated with heart failure is worse than that associated with the majority of cancers, with a mortality rate of approximately 50% at five years following initial diagnosis. There are one million primary heart failure-related hospitalizations and over 280,000 heart failure-related deaths annually in the United States. The estimated direct cost of heart failure in the United States in 2012 was $60.2 billion, half of which was related to repeated hospitalizations. The one- and six-month readmission rates after heart failure-related hospitalization are close to 25% and 50%, respectively, and there is growing pressure on hospitals to reduce readmissions for heart failure.

We are initially developing MYDICAR to treat HFrEF patients. HFrEF is characterized by a decreased contraction of the heart muscle. We are also investigating MYDICAR for additional indications, including arteriovenous fistula, or AVF, maturation failure, and for the treatment of patients with advanced heart failure who are on an LVAD. In addition, if supported by the CUPID 2 results, we expect to initiate a clinical trial in 2016 for the treatment of diastolic heart failure (heart failure with preserved ejection fraction, or HFpEF), a condition caused by the inability of the heart to relax normally between contractions. MYDICAR has demonstrated activity in preclinical models of this condition.

We hold worldwide rights to MYDICAR in all indications and markets. We plan to commercialize MYDICAR for any approved heart failure indications using a targeted sales force in the United States focused on selected cardiologists, heart failure specialists and other health care providers who treat the majority of heart failure patients. We believe we can maximize the value of our company by retaining certain commercialization rights to our product candidates and, where appropriate, entering into partnerships for specific therapeutic indications and/or geographic territories.

We are also investigating MYDICAR for enhancing the rate of AVF maturation and are completing preclinical work which is necessary to support our investigational new drug, or IND, application for this new indication. Pending completion of this preclinical work and agreement by the FDA, we intend to conduct a Phase 2a trial with MYDICAR in end-stage renal disease patients undergoing surgery for AVF creation. Over 500,000 Americans have end-stage renal disease requiring dialysis and approximately 100,000 fistulae are placed yearly. An AVF, which is a surgically created connection between an artery and a vein, is placed in the arm to provide access for hemodialysis. The access that is created is routinely used for hemodialysis two to five times per week. The AVF has proven to be the most durable, least complicated, and therefore preferred mode of vascular access for hemodialysis. The clinical problem that has resulted from this practice is that following surgery to create the fistula, approximately 50% of fistulae fail to mature to a usable state for hemodialysis. Furthermore, as many as 25% of hospital admissions in the dialysis population have been attributed to vascular access problems, including fistula malfunction and thrombosis. The biology of SERCA2a in both vascular smooth muscle cells, or VSMC, and endothelial cells provides a unique opportunity to potentially positively impact the pathological processes driving fistula failure. The majority of AVF maturation failures have been attributed to rapid proliferation of VSMC, resulting in vascular blockage or occlusion. In preclinical studies, SERCA2a enzyme deficiency has been associated with VSMC proliferation, and increasing SERCA2a activity has been shown to prevent VSMC proliferation and stenosis of injured blood vessels. In addition to stenosis, maturation of AVF requires that the blood vessels dilate to support the increased blood flow during dialysis sessions. MYDICAR increases blood flow in treated vessels, and therefore these effects may aid AVF maturation.

In July 2014, we in-licensed world-wide rights to gene therapy applications for mSCF for treatment of cardiac ischemia from Enterprise Partners Management, LLC, or Enterprise. Our approach with mSCF gene therapy is to recruit and expand resident stem cells, thereby harnessing advances in gene therapy technologies and also expanding the application to those in which cardiac stem cells have shown promise in clinical and preclinical testing. Our ongoing work is aimed at generating clinically acceptable gene therapy vectors in support of potentially conducting a future clinical trial in patients who have suffered cardiac damage, as well as exploration of potential other applications. We believe mSCF has applications in a number of disease areas, particularly cardiovascular conditions and diseases. mSCF induces c-kit+ stem/progenitor cell expansion in situ, as well as cardiomyocyte proliferation, which may represent a new therapeutic strategy to reverse adverse remodeling after cardiac injury. In a preclinical setting, mSCF has demonstrated potential improvements in cardiac function and survival following a myocardial infarction. Specifically, these data suggest mSCF gene therapy promoted a regenerative response characterized by an enhancement in cardiac hemodynamic function; an improvement in survival; a reduction in fibrosis, infarct size and apoptosis; an increase in cardiac c-kit+ progenitor cells recruitment to the injured area; an increase in cardiomyocyte cell-cycle activation; and Wnt/ß-catenin pathway induction.

In July 2014, we entered into a Loan and Security Agreement with Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc. under which we may borrow up to $25.0 million in two tranches. We borrowed the first tranche of $10.0 million on August 1, 2014. We plan to use the proceeds of the Loan and Security Agreement to provide additional funding for the development of MYDICAR, for other development programs in our pipeline and for general corporate purposes. The second tranche of up to $15.0 million can be drawn through June 30, 2015, but only if data from our ongoing CUPID 2 trial supports the continued development of MYDICAR for its Breakthrough Therapy designation to either a Phase 3 clinical trial or for registration for approval.

In October 2014, we entered into a Facility Construction and Commercial Supply Agreement with Lonza, pursuant to which the parties agreed to initiate detailed design planning, or the Detailed Design, for the potential construction of a new commercial viral therapeutics facility in Portsmouth, New Hampshire for the manufacture of MYDICAR drug substance (AAV1/SERCA2a), and in exchange for an upfront reservation fee payable by us to Lonza, Lonza agreed to reserve, for a period of time extendable on payment of specified reservation extension fees, the capital, property and labor resources necessary to enable the initiation of construction of the facility within 75 days of receipt of notice of our decision to exercise the construction trigger and commit to a long-term supply arrangement for MYDICAR. If we exercise the construction trigger, we will be obligated to (i) fund Lonza’s construction of the facility through time and event-triggered milestone payments secured by funds deposited by us into an escrow account upon exercise by us of the construction trigger, (ii) upon completion of the facility, fund Lonza’s costs for overhead, including personnel reserved for manufacture of MYDICAR at the facility, and (iii) through such overhead funding arrangement, order from Lonza a certain percentage of our and our partners’ annual global commercial supply of MYDICAR during the term of the agreement, subject to certain limits and adjustments.

In March 2015, we entered into a Development, Manufacturing and Supply Agreement with Novasep, which superseded our Letter Agreement with Novasep dated December 19, 2014. Under the terms of the agreement, the parties agreed to continue the work initiated under the Letter Agreement, including the work necessary to prepare for the potential manufacture of MYDICAR drug substance (AAV1/SERCA2a) at the facilities of Novasep’s affiliate in Europe. Pursuant to the agreement (and as previously agreed in the Letter Agreement), in exchange for payments from us to Novasep, Novasep agreed to (i) conduct the engineering design work for facility modifications that would be necessary for the manufacture of MYDICAR drug substance, (ii) undertake initial process and analytical transfer and initial scale-up work in support of such potential future commercial manufacturing of MYDICAR drug substance, and (iii) allocate the resources and capacity necessary for the foregoing activities. The parties have also agreed to proceed with the additional process transfer, engineering/construction, scale-up and development activities necessary for Novasep’s future production of MYDICAR drug substance in accordance with current Good Manufacturing Practices (GMP), and agreed to terms of a commercial supply arrangement with a term through at least December 31, 2018. We have the right to terminate the agreement, exercisable for a specified period of time following the un-blinding of CUPID 2 data, if we conclude in good faith that the CUPID 2 data is such that we do not require production of MYDICAR drug substance at the Novasep Facility. Unless we exercise the post CUPID 2 data termination right described above, we will be obligated to (i) fund Novasep’s modifications to the Novasep Facility through time-and event-triggered milestone payments, (ii) make additional payments for the development services to be performed by Novasep, and (iii) commit to purchase a specified number of batches of MYDICAR drug substance (or make minimum payments with respect to any such batches that are not purchased) during the term of the agreement.

Strategy

We are committed to applying our first-mover scientific leadership position in the field of cardiovascular gene therapy and SERCA2 enzymes to transform the lives of patients with debilitating, life-threatening diseases or conditions. Each of our ongoing and planned development projects addresses diseases or conditions with high unmet medical need. The core elements of our strategy include:

•	Successfully develop MYDICAR as a novel, first-in-class therapy for patients with heart failure with reduced ejection function (HFrEF). Based on positive results from our CUPID 1 trial for MYDICAR, we are conducting our CUPID 2 trial to evaluate the safety and efficacy of MYDICAR to reduce heart failure-related hospitalizations in patients with HFrEF. We completed enrollment of this trial in February 2014, reached the primary analysis data cutoff in February 2015 and expect to un-blind the data and announce results in late April 2015. In the United States alone, several hundreds of thousands of patients with HFrEF currently have a poor prognosis and limited treatment options. We believe MYDICAR, if approved, would become a valuable treatment option for these patients.

•	Advance MYDICAR through an expedited development and review process as a designated Breakthrough Therapy product candidate. In 2012, we obtained an SPA in the context of a Phase 3 clinical trial protocol whereby the FDA agreed to the use of time-to-multiple heart failure-related hospitalizations as the primary endpoint for a potential pivotal trial of MYDICAR. Our ongoing CUPID 2 trial uses a similar clinical protocol as was agreed to in the SPA. Following completion of our ongoing CUPID 2 trial, we anticipate that we will have meetings with the FDA and EMA to discuss what remaining clinical trials will be required for approval of MYDICAR. In April 2014, the FDA granted Breakthrough Therapy designation to MYDICAR for reducing hospitalizations for heart failure in patients who test negative for AAV1 NAbs, are NYHA class III or IV heart failure patients and are not in immediate need of an LVAD or heart transplant.

•	Maximize the value of our MYDICAR franchise by expanding into additional indications. The broad therapeutic potential of MYDICAR in multiple indications presents opportunities to maximize the value of our MYDICAR franchise. Beyond our lead proposed indication of HFrEF, we are also developing MYDICAR for additional indications including as treatment of AVF maturation failure and for the treatment of patients with advanced heart failure who are on an LVAD. Also, pending analysis of the CUPID 2 results, we plan to initiate a development program in HFpEF. This condition is also characterized by a SERCA2a deficiency. We may selectively form collaborative alliances to expand and accelerate our development capabilities and product offerings for indications that are poorly managed by existing treatment options.

•	Commercialize MYDICAR using a highly-targeted cardiology-focused sales force in the United States. Heart failure patients are largely treated at leading hospitals and medical centers of excellence by a select group of high-prescribing cardiologists, heart failure specialists and other health care providers. We plan to commercialize MYDICAR for all potential heart failure indications using a targeted sales force focused on these treating physicians. We believe cardiologists, heart failure specialists and interventional cardiologists are typically early adopters of innovative products, devices and technologies, in part because the rate of innovation in this sector has been sustained, and in part because of the large unmet need that their patients exhibit. We believe that MYDICAR would be adopted first by certain cardiologists and heart failure specialists at high-volume, key-opinion-leading hospitals and medical centers, and progressively by a broader segment of the market.

•	Seek a MYDICAR collaboration partner for territories outside the United States. In order to expand our commercial reach and leverage market specific expertise, we will likely seek a collaboration partner for MYDICAR marketing rights outside the United States.

•

Advance our additional preclinical assets, including our stem cell factor gene therapy and our small molecule platform targeting SERCA2 enzymes. We intend to leverage our leading position and proprietary scientific expertise in gene therapy and SERCA2 high throughput screening assays to identify SERCA2 small molecule product candidates and advance mSCF gene therapy towards clinical testing. We have established early preclinical proof-of-concept results in the fields of heart failure, diabetes and neurodegenerative diseases with these programs. We plan to continue to advance these programs in certain diseases by ourselves or through a partnering strategy.

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

Our Platform

We are applying our leading expertise in the field of cardiovascular gene therapies and SERCA2 biology towards the development of therapeutics for significant unmet medical needs. For our SERCA2 program, we are targeting a specific class of proteins, or enzymes, that control calcium levels inside all cells. We believe that SERCA enzymes function as “master switches” that are critical to keeping cells of the body healthy through regulation of calcium levels. SERCA2 enzyme levels are deficient in many disease states, such as heart failure, AVF maturation failure, pulmonary arterial hypertension, or PAH, which is characterized by a SERCA2a deficiency in VSMC, diabetes and neurodegenerative diseases. We believe that the involvement of SERCA2 deficiencies in multiple diseases and conditions creates “franchise” opportunities for our first-in-class gene therapy and small molecule product candidates.

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

The following figure illustrates the opportunities and approach we are taking to target SERCA2 deficiency states:

Our lead development program targets calcium dysregulation in the heart. Of the ions involved in the intricate workings of the heart, calcium is considered perhaps the most important. Proper calcium cycling enables the chambers of the heart to pump, or contract and relax, which causes blood to be propelled in and out of the heart. Calcium directly activates the myofilaments, which are threadlike structures in muscle fibers which cause contraction. Dysregulation of calcium is a central cause of heart failure due to both contractile (systolic) dysfunction, and relaxation (diastolic) dysfunction. One of the central causes of calcium dysregulation in heart failure is a deficiency in the level of SERCA2a enzymes in heart muscle cells. SERCA2a deficiencies are not limited to heart muscle cells, but are also present in blood vessel disorders such as AVF maturation failure and PAH.

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

Our Product Pipeline

The following chart depicts key information regarding our development programs, their indications, and their current stage of development:

MYDICAR for Heart Failure

The Heart Failure Epidemic

Heart failure constitutes an important medical, social, and economic problem. Heart failure is a clinical condition in which the output of blood from the heart is insufficient to meet the metabolic demands of the body. In 2015, the American Heart Association estimated that there are nearly six million patients currently diagnosed with heart failure in the United States. The prevalence of heart failure is progressively increasing due to an aging population and increasing prevalence of major cardiovascular risk factors, including obesity and diabetes. Additional risk factors for heart failure include coronary heart disease, hypertension, alcoholism, drug abuse, exposure to toxins and infectious agents, pregnancy and congenital mutations. It is estimated that one in five adults at age 40 will develop heart failure during their remaining lifetime, and that approximately 250,000 to 500,000 patients in the United States are currently in the terminal phase of heart failure and have symptoms that cannot be effectively managed by existing optimized medical therapy. These patients suffer from disabling symptoms and often need hospitalization. The long-term prognosis associated with heart failure is worse than that associated with the majority of cancers, with approximate 50% mortality at five years following initial diagnosis. With over 280,000 heart failure-related deaths annually, we believe MYDICAR will provide a much needed therapeutic alternative for heart failure patients. We estimate that there are over 350,000 HFrEF patients in the United States who would be eligible for MYDICAR treatment upon launch, if approved.

Hospitalizations for heart failure are expensive and are particularly problematic, as the risk of death is increased with each recurrent heart failure-related hospitalization. There are one million primary heart failure-related hospitalizations annually in the United States alone. The estimated direct cost of heart failure in the United States in 2012 was $60.2 billion, half of which was related to repeated hospitalizations. By 2030, the total cost of heart failure in the United States is projected to increase to $70 billion. The one- and six-month readmission rates after heart failure-related hospitalization are close to 25% and 50%, respectively. The Affordable Care Act recently established the “Hospital Readmissions Reduction Program,” which requires Centers for Medicare & Medicaid Services to reduce payments to hospitals with excessive heart failure readmissions. As such, there is a growing pressure on hospitals to reduce readmissions for heart failure.

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

During contraction, calcium is released from the SR, activating the myofilaments leading to muscle contraction. During relaxation, the majority of calcium is sequestered back into the SR by the SERCA2a enzyme leading to muscle relaxation. It is modulated through normal physiology via a protein known as phospholamban (PLB in the figure above), increasing activity when we exercise and decreasing activity when we rest. In advanced heart failure, SERCA2a enzyme levels are abnormally low, so patients cannot effectively modulate SERCA2a activity which disrupts the normal calcium cycle. In turn, this negatively impacts normal contraction and relaxation and prevents the increase of cardiac output, even upon mild physical activity, such as walking or climbing stairs.

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

Heart failure can be caused by a problem with cardiac contraction (systole), relaxation (diastole), or both. Ejection fraction, or EF, is the measurement used to describe the contractility of the heart. Approximately half of heart failure patients suffer from contractility abnormalities (EF less than 35%, HFrEF) while the other half suffer from relaxation (or diastolic) abnormalities (HFpEF). Both forms represent a significant unmet medical need. We are currently developing MYDICAR for HRrEF, but pending analysis of the CUPID 2 data, we also plan to develop MYDICAR to target the diastolic form of the disease (HFpEF). HFpEF is characterized by a stiff ventricle, which impairs relaxation of the heart between contractions. We believe MYDICAR can effectively treat HFpEF by correcting the SERCA2a deficiency and improving the ability of the heart to relax between contractions. Based on the Framingham Heart Study conducted by the National Heart, Lung and Blood Institute and Boston University, the five-year mortality rate for patients with HFpEF is 45–60%, which demonstrates the significant unmet need for effective treatments for this condition.

MYDICAR: Genetic Enzyme Replacement Therapy of SERCA2a Deficiency

Our lead product candidate, MYDICAR, uses genetic enzyme replacement therapy to correct the SERCA2a enzyme deficiency in heart failure patients that results in inadequate pumping of the heart. MYDICAR is delivered one-time, directly to the heart over a 10 minute period, in a routine outpatient procedure similar to an angiogram in a cardiac catheterization laboratory. MYDICAR has the potential to provide transformative disease-modifying effects with long-term benefits in heart failure patients with a single administration. We filed an investigational new drug application, or IND, in December 2006 for MYDICAR for the treatment of heart failure.

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

MYDICAR, or AAV1/SERCA2a, utilizes AAV1 to deliver the gene for the enzyme SERCA2a. AAV1/SERCA2a consists of an outer protein shell, called a capsid, and inner DNA genome that contains a gene for SERCA2a. In a treated patient, the capsid delivers the genome to the target cell, where the DNA will direct expression of the SERCA2a protein. Different strains of AAV, called serotypes, have slightly different capsids, which target the vector to different cell types. AAV vectors are particularly well suited for the treatment of heart failure because:

•	AAV vectors are safe; most people are exposed to wild type AAV (serotype 2) during childhood, without developing any symptoms because AAV causes no disease. Regulatory authorities consider AAV vectors lower risk than other vectors commonly used in gene therapy, such as retroviruses or lentiviruses, because they present a low risk for inserting genetic material into the patient’s chromosomes, which is known as insertional mutagenesis and may lead to cancer. This is because AAV DNA exists in the cell as a circle, or plasmid, outside the main chromosomal DNA.

•	AAV vectors are less immunogenic than other viral vectors commonly used in gene therapy, which have caused inflammatory reactions in some patients.

•	AAV1 results in a highly efficient delivery of genes into muscle cells so extremely small quantities can be administered directly to the heart to achieve a therapeutic effect; approximately 1/10,000 of a gram of AAV1 capsid protein is contained in a therapeutic dose. We have not observed any toxicities in our preclinical studies or clinical trials.

•	AAV particles are small particles and pass freely through the blood vessel wall, bathing the heart muscle and providing broad distribution in the heart without the requirement for invasive or risky procedures. It is delivered directly to the heart over 10 minutes in a simple, one-time, outpatient procedure in a cardiac catheterization laboratory. Patients are awake under mild sedation, and outside of a small puncture in the groin or arm, feel no sensation as a catheter is advanced to the heart. Catheterization procedures like this are routine and are performed thousands of times a day around the globe for imaging the heart.

•	AAV1, compared to other AAV serotypes such as AAV6/8/9, is well suited for expression in cardiac muscle after intracoronary infusion as it does not bind heparin sulfate. This allows passage of MYDICAR freely through the interstitial space which is important for perfusion of the interior portions of the myocardium. The lack of heparin sulfate binding also avoids the liver tropism of AAV serotypes such as AAV6. Furthermore, AAV1 but not AAV9, transduces endothelial cells, important for the vasodilator effects of MYDICAR. Finally, lack of heparin sulfate binding may reduce inflammatory immune response, as it likely directs uptake into human dendritic cells and activation of capsid specific T cells.

Our AAV1 production and manufacturing technology has been developed with a focus on large-scale commercialization, and we believe we will be able to produce MYDICAR in large quantities to support our target markets.

After the AAV1/SERCA2a is infused in the arteries that feed the heart muscle, the AAV1 particle is taken up by the cells and results in expression of the normal SERCA2a human protein in the heart. This results in improved contractility, improved symptoms, and reductions in heart failure-related hospitalizations as demonstrated in our CUPID 1 trial.

Antibodies against AAV1 can block entry of MYDICAR into the target cells, and we have therefore developed a companion diagnostic to identify which patients do not have pre-existing NAbs against the AAV1 capsid proteins, and hence which patients are eligible for MYDICAR treatment. Even though the majority of the population has been exposed to wild type AAV (serotype 2), we believe approximately 40% of heart failure patients in the United States are AAV1 NAb negative and hence are eligible for MYDICAR treatment. In an effort to expand the population of patients who may be eligible for MYDICAR treatment for HFrEF, we are exploring whether plasma exchange can be used to remove AAV1 NAbs from the circulation in advance of MYDICAR administration, and have plans for a possible Phase 1/2 study of MYDICAR in advanced heart failure patients with HFrEF and pre-existing levels of NAbs against the AAV1 vector, who would undergo plasma exchange prior to administration of MYDICAR. Plans for this study are currently pending the outcome of the CUPID 2 trial and further discussions with the FDA.

MYDICAR is initially being developed to treat patients with HFrEF. Heart failure caused by HFrEF is characterized by a decreased contraction (EF less than 35%). We also plan to develop MYDICAR for additional indications, such as AVF maturation failure, and for the treatment of patients with advanced heart failure who are on an LVAD. Pending the outcome of the CUPID 2 trial, we expect to initiate a clinical trial in 2016 for the treatment of HFpEF, a condition caused by the inability of the heart to relax normally between contractions.

We estimate that there are over 350,000 HFrEF patients in the United States who would be eligible for MYDICAR treatment upon launch, if approved.

MYDICAR Previous Human Experience in HFrEF

We are the first company to enter clinical development with agents that selectively target this well-validated, key enzyme deficiency. In Phase 2a of the CUPID 1 trial, 39 patients with HFrEF were enrolled in a randomized-double-blind, placebo-controlled trial in which MYDICAR compared to placebo was found to be safe, reduced heart failure-related hospitalizations, improved patients’ symptoms, quality of life and serum biomarkers, and improved key markers of cardiac function predictive of survival, such as end systolic volume, or ESV. The CUPID 1 trial included a single dose of MYDICAR with an on-study observation period of 12 months, plus a two-year long-term follow-up. Details are provided below, but an overall summary is as follows:

•	MYDICAR was associated with benefit in clinical outcomes such as worsening heart failure, heart failure-related hospitalizations, need for LVAD implantation or heart transplant, or death.

•	Benefit in clinical outcomes was supported by improvement in patients’ heart failure symptoms, exercise tolerance, serum biomarkers, and cardiac function.

•	High-dose MYDICAR (1 x 10[13] DNase resistant particles) met the primary endpoint versus placebo at six months, and all positive trends were confirmed at 12 months.

•	Benefit in preventing clinical events such as hospitalizations was confirmed at three years as well as a trend in improved survival.

•	MYDICAR demonstrated an excellent safety profile.

CUPID 1, Phase 1 (CELL-001)

A total of 12 patients with heart failure (NYHA class III/IV) received a single intracoronary infusion of MYDICAR in an open-label dose-escalation trial in the United States. Administration of MYDICAR was on top of maximal optimized heart failure therapy. Doses administered ranged from 1.4 x 1011 to 1 x1013 DNase resistant particles, or DRP, per patient. The mode of administration was a 10-minute infusion into the coronary artery. MYDICAR demonstrated an excellent safety profile in this heart failure population, with no treatment related toxicities observed. Of the 12 patients who received MYDICAR, several demonstrated improvements from baseline to month six across a number of parameters important in heart failure, including symptomatic (NYHA and Minnesota Living with Heart Failure Questionnaire, five patients), functional (six-minute walk test and peak maximum oxygen consumption, five patients), biomarker (N-terminal prohormone brain natriuretic peptide, or NT-ProBNP, two patients), and left-ventricular, or LV, function/remodeling (EF and ESV, six patients). Quantitative evidence of biological activity across a number of parameters important for assessing heart failure status could be detected in several patients without pre-existing NAbs in this open-label trial.

CUPID 1, Phase 2a (CELL-001)

The Phase 2a design was a randomized, double-blind, placebo-controlled trial in 39 patients who received one of three different doses of MYDICAR or placebo. Twenty-five patients received MYDICAR and 14 received placebo. The mode of administration was a one-time 10-minute infusion into the coronary arteries. All subjects had HFrEF (NYHA class III/IV). Treatment with either MYDICAR or placebo was on top of maximal optimized heart failure therapy. Seven efficacy parameters were assessed in four domains: symptoms (NYHA class and Minnesota Living With Heart Failure Questionnaire), functional status (six-minute walk test and peak maximum oxygen consumption), biomarker (NT-ProBNP), and LV function/remodeling (EF and ESV), plus clinical outcomes. The high-dose MYDICAR group versus placebo met the primary endpoint, which was demonstration of improvement across multiple domains without significant worsening in any domain. This combination of requirements resulted in a probability of success by chance alone (false-positive effect) of approximately 3%. The trial met the primary endpoint at six months (confirmed at 12 months) and demonstrated improvement or stabilization in the four efficacy domains.

The characteristics of recurrent clinical events and terminal events over the 12 months of the active observation period of the trial for Phase 2a portion of our CUPID 1 trial are illustrated in the figure below. Each line represents a single subject. Clinical events are depicted by symbols; a star at the beginning of a line represents subjects who were NAb positive at dosing. Patients who were AAV1 NAb positive at dosing had developed AAV1 NAbs during the period between their initial selection for participation in the trial and dosing, which in some cases, was as long as six months. We expect to continue to use our companion diagnostic to screen for AAV1 NAb status.

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

Clinical Events in CELL-001 Phase 2a

In the low-dose (6 × 1011 DNase resistant particles) and mid-dose (3 × 1012 DNase resistant particles) groups, there was a delay to the onset of clinical events, and in the high-dose group, a significant reduction: the relative risk reductions, or hazard ratios, at 12 months for the high-dose MYDICAR group versus placebo for recurrent adjudicated clinical events of worsening heart failure (WHF) and myocardial infarction (MI) was 0.12, p=0.003 (where the p-value is the statistical probability of a result due to chance alone), representing a risk reduction of 88% for these important events with high-dose MYDICAR. At 36 months, the high-dose MYDICAR group versus placebo for recurrent adjudicated clinical events was 0.18, p=0.048, representing a risk reduction of 82% for these important clinical events with high-dose MYDICAR. The hazard ratios for recurrent clinical events at 12 months are summarized by treatment group in the table below.

Time to Multiple Clinical Events Analysis at 12 Months
MYDICAR Dose vs. Placebo	Hazard Ratio (CI) for Recurrent Clinical Events (1)	Risk Reduction
Low-dose	0.40 (0.13, 1.21), p=0.11	60%
Mid-dose	0.44 (0.16, 1.24), p=0.12	54%
High-dose	0.12 (0.03, 0.49), p=0.003	88%

(1)	Recurrent clinical events include WHF and MI.

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

The frequency of clinical events (WHF and MI), are shown in the figure below.

In addition to reducing the frequency of hospitalizations, the mean duration of heart failure-related hospitalizations over 12 months was substantially decreased (0.4 days versus 4.5 days; p = 0.05) on high-dose treatment versus placebo. Finally, there were no adverse safety findings.

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

Regulatory Overview and Current and Future Clinical Development of MYDICAR for HFrEF

The impact of MYDICAR on reduction of heart failure-related hospitalizations was an important finding from our CUPID 1 trial and current and future studies are designed to confirm these results and serve as the basis for potential regulatory approvals in the United States. Following completion of our CUPID 1 trial, we held an End-of-Phase 2 meeting with the FDA, as a result of which the FDA indicated that:

•	data supported proceeding to a Phase 3 clinical trial with MYDICAR;

•	our proposed safety database, which will include approximately 610 patients (one-half treated), may be acceptable if the safety profile is similar to the safety profile demonstrated in our CUPID 1 trial;

•	time to recurrent heart failure-related hospitalizations is acceptable as the primary endpoint, pending details of the statistical analysis plan and further discussion with agency statisticians, which have since been accepted including their agreement that the method to be used for the primary analysis, a joint frailty model, demonstrates adequate control of type 1 error; and

•	a single trial may be acceptable for a BLA submission assuming a highly statistically significant estimate of treatment effect on the primary endpoint and strong concordance between primary and secondary endpoint analyses.

We held a Type A SPA meeting with the FDA, as a result of which the FDA approved a 572-patient Phase 3 trial protocol under the SPA guidance and agreed that the design and planned analyses of this trial would be sufficient to provide data that, depending on the outcome, could support a license application submission. Pursuant to the SPA, we also obtained an agreement from the FDA that the primary efficacy endpoint of time to recurrent heart failure-related hospitalizations would be acceptable for a pivotal trial of MYDICAR, using an ITT population for the primary analysis. This endpoint includes multiple heart failure-related hospitalizations per patient, and “corrects” for within-subject correlation and informative censoring from terminal events. Other elements of the Phase 3 SPA protocol, including sample size, may be changed if agreed to in writing by both the FDA and us. In April 2014, the FDA granted Breakthrough Therapy designation to MYDICAR for reducing hospitalizations for heart failure in patients who test negative for AAV1 NAbs, are class III or IV heart failure patients under the New York Heart Association, or NYHA, classification system, and are not in immediate need of a left-ventricular assist device, or LVAD, or heart transplant.

The design of our CUPID 2 trial is similar to the Phase 3 SPA protocol in that it includes the same primary and secondary end points, and the same method of analysis. However, in CUPID 2 we will use an mITT approach for analysis of the primary and secondary endpoints. We have adopted an mITT approach for the CUPID 2 trial in order to more accurately reflect intent to treat in the CUPID 2 study. We also discussed with the FDA our proposed use of an mITT population for the primary and secondary endpoint analyses, which excludes clinical events which occurred in patients that did not receive MYDICAR or placebo, or which occurred prior to dosing. This represents less than 5% of the clinical events that would have been included in an intent to treat analysis. Results from both the mITT and ITT approaches will need to be consistent to demonstrate a treatment effect. We believe that this is the appropriate approach for the CUPID 2 trial based on Section 5.2.1 of ICH Guidance for Industry, E9 Statistical Principles for Clinical Trials (Section V.B.1. of the corresponding FDA Guidance for Industry E9 Statistical Principles for Clinical Trials, September 1998) which provides that in some situations, it may be reasonable to eliminate from the set of all randomized subjects any subject who took no trial medication. In these situations, the intention-to-treat principle would be preserved despite the exclusion of these patients provided that the decision of whether or not to begin treatment could not be influenced by knowledge of the assigned treatment.

In May 2012, we participated in European Scientific Advice Meetings with local authorities at the Paul Ehrlich Institute in Germany and the College ter Beoordeling van Geneesmiddelen, Medicines Evaluation Board in the Netherlands. Advice from these meetings was incorporated into the Clinical Trial Application for the CUPID 2 clinical trial. In November 2013 we met with the Scientific Advice Working Part of the EMA to obtain scientific advice regarding the overall development program and most expeditious approval route for MYDICAR and advice from this meeting was incorporated into the development program. In November 2013, the EMA indicated that if MYDICAR demonstrates a substantial and highly significant treatment effect in the advanced heart failure population, a safety database of approximately 205-230 MYDICAR-treated subjects may be sufficient for a safety assessment of an MAA for MYDICAR for the treatment of HFrEF. Recently the EMA has indicated that they are not satisfied that adequate control of type 1 error (false positive rate) by the joint frailty model to be used for the primary efficacy analysis had been demonstrated. In addition, the EMA indicated that for this study to be considered as a single pivotal trial, a more extreme level of statistical significance than 5% would be required. We believe that our extensive simulation studies have demonstrated that when there are correlated recurrent events in the presence of terminal events that are also correlated with the recurrent events, the joint frailty model provides unbiased treatment effect estimates, high power to detect treatment effect, and strong control of the false-positive (type-1 error) rate. We have included the traditional time-to-first-event analyses as a sensitivity analysis in the Statistical Analysis Plan for CUPID 2. After we un-blind the data from CUPID 2, we intend to continue discussions with the EMA regarding the use of the joint frailty statistical model for the primary analysis.

MYDICAR for HFrEF

CUPID 2 Trial (CELL-004)

The primary objective of our ongoing CUPID 2 trial is to determine the efficacy of a single, one-time, intracoronary infusion of high-dose MYDICAR compared to placebo, in conjunction with maximal optimized heart failure therapy, in reducing the frequency of and/or delaying heart failure-related hospitalizations in patients with HFrEF (EF less than 35%) who are at increased risk of terminal events based on elevated levels of NT ProBNP or a recent heart failure-related hospitalization.

The population is adult patients, 18 to 80 years of age, with NYHA class II/III/IV symptoms of heart failure due to ischemic or non-ischemic cardiomyopathy, and who, despite maximal optimized heart failure therapy regimens, are at high risk of heart failure-related hospitalizations. A total of 250 patients (N= ~125 per treatment arm) were randomized for the purpose of obtaining at least 186 adjudicated heart failure-related hospitalizations.

Patients were randomized in parallel to 1 x 1013 DRP MYDICAR or placebo in a 1:1 ratio. The trial is being conducted at approximately 53 sites in the United States, Denmark, Sweden, Germany, Poland, Belgium, the Netherlands, the United Kingdom, Israel and Hungary, with randomization stratified by country.

Potential trial participants were prescreened for the presence of NAbs against AAV1 using our companion diagnostic. Those who tested negative for AAV1 NAbs underwent further screening tests and procedures to determine eligibility prior to randomization and enrollment into the trial. Those who tested positive for AAV1 NAbs were excluded from the trial. The primary data analysis cutoff was reached in February 2015 when all patients completed the full 12-month active observation period and at least 186 adjudicated heart failure-related hospitalizations had occurred.

In CUPID 2, we enrolled advanced heart failure patients at high-risk for serious adverse events and death. An independent data monitoring committee, or DMC, responsible for monitoring safety of the trial, has met five times. In all five meetings the DMC recommended that CUPID 2 proceed with its trial protocol as planned. Because CUPID 2 is a clinical outcomes trial, all clinical events are reviewed by both the un-blinded DMC and by an independent blinded Clinical Endpoint Committee, or CEC. The primary endpoint will be assessed at one year and all patients will be followed for a total of five years.

In CUPID 2 the endpoints were chosen to fully capture disease burden and to gain efficiency by including all terminal events (e.g. all-cause death, heart transplants and LVAD implantation) in the analyses. There are many statistical methods for the analysis of recurrent events; however, the joint frailty model addresses the limitations of other approaches, as it accounts for the correlation between the recurrent event process and the terminal event process (informative censoring).

The primary efficacy endpoint is time-to-recurrent heart failure-related hospitalizations in the presence of terminal events at the time of primary analysis data cutoff. In the primary endpoint analysis the treatment effect estimate (hazard ratio for recurrent heart failure-related hospitalizations for MYDICAR versus placebo adjusted for correlated terminal events), will be calculated using the joint frailty model. The secondary endpoint is time-to-first terminal event (all-cause death, heart transplant or LVAD implantation). Additional exploratory endpoints include Kansas City Cardiomyopathy Questionnaire (quality of life) and six-minute walk test (exercise capacity). NYHA class will be descriptively summarized by time point for each treatment group.

The sample size for our CUPID 2 trial is based on Monte Carlo simulations so that approximately 250 patients with an estimated total of 186 heart failure-related hospitalizations should provide at least 83% power, at the 0.05 two-sided significance level, to detect at least a 45% risk reduction (hazard ratio of 0.55) based on time-to-recurrent heart failure-related hospitalizations in the presence of the terminal events. The assumed magnitude of treatment effect is based on the data from published studies in heart failure patients and a conservative estimate of the anticipated magnitude of effect of MYDICAR based on 12-month results from CUPID 1 that showed an 88% reduction in recurrent clinical events adjusted for correlated terminal events with high-dose MYDICAR compared to placebo. We completed enrollment of this trial in February 2014, reached the primary analysis data cutoff in February 2015, and expect to un-blind the data and announce results in late April 2015.

CUPID 3 Trial (CELL-003)

We are currently preparing for another international trial of MYDICAR. This trial can either serve as an additional trial for regulatory approval or to further characterize MYDICAR’s therapeutic profile.We anticipate that the design of this double-blind, randomized, placebo-controlled trial will be similar to CUPID 2. Potential trial participants will be prescreened for the presence of NAbs against AAV1 using our companion diagnostic. Those who test negative for AAV1 NAbs will undergo further screening tests and procedures to determine eligibility prior to randomization and enrollment into the trial. Those who test positive for AAV1 NAbs will be excluded from the trial. Data analyses will be performed when all patients have completed the full 12-month active observation period and the requisite number of adjudicated recurrent events have occurred.

In CUPID 3, we will enroll advanced heart failure patients, with HFrEF who are at high-risk for serious adverse events and death. An independent DMC will be responsible for the routine monitoring of the safety of the trial. Because CUPID 3 will be a clinical outcomes trial, all clinical events will be reviewed by both the un-blinded DMC and by an independent blinded CEC. The primary endpoint will be assessed at one year and patients will be followed for a total of five years.

The sample size for our CUPID 3 trial will be finalized following analysis of CUPID 2.

AGENT-HF Trial (AAV1-CMV-SERCA2a Gene Therapy Trial in Heart Failure)

This trial is an investigator initiated clinical trial which commenced screening in December 2013. The trial is partially funded by the French government and sponsored by Assistance Publique—Hôpitaux de Paris. We are providing investigational medicinal product and some financial support.

The primary objective of the AGENT-HF Trial is to determine whether a one-time treatment with MYDICAR leads to reverse remodeling of the heart. In patients with heart failure, the size, shape, structure and physiology of their heart changes over time, and these changes that lead to a progressive decline in left ventricular function are referred to as remodeling. In reverse remodeling, there would be changes back to the more normal, healthier state of the heart along with an improvement in the functioning of the heart. This trial is expected to enroll approximately 44 heart failure patients in France with half receiving MYDICAR and the other half placebo. The primary endpoint at six months will be change, compared to baseline, in left ventricular end systolic volume as measured by cardiac computed tomography. As of March 11, 2015, there were 10 subjects enrolled in this study.

CELL-005 AAV1 NAb Positive Trial

The primary objective of the AAV1 NAb positive trial is to determine the safety of a single one-time intracoronary infusion of high-dose MYDICAR in patients who test positive for AAV1 NAbs. The FDA has required this safety study as a condition to the submission of a BLA, to cover the possibility that MYDICAR may be used off-label in AAV1 NAb positive patients. In addition, the trial would explore the potential level of activity of MYDICAR in AAV1 NAb positive patients, although the trial would not be of sufficient size to detect statistical differences in the response in patients who test positive for AAV1 NAbs versus those who test negative. The patient population would be similar to the target patient population in our CUPID 2 trial and would be approximately 60 patients. The study design would be a Phase 2, randomized, double-blinded, parallel study. Patients would be stratified by baseline AAV1 NAb titer—either negative/equivocal or positive (≥1:2)—and randomized in parallel, in a 2:1 ratio, to either MYDICAR or placebo. The primary endpoint after all subjects had been followed for at least six months would be safety as measured by the incidence and severity of adverse events, including all-cause mortality and heart failure-related hospitalizations. The percentage of subjects experiencing an event would be calculated for survivors and for all patients enrolled. Frequency, type and duration of cardiovascular hospitalizations would also be analyzed. The CEC would classify all deaths and hospitalizations, distinguishing between the primary cause and immediate underlying cause of death or hospitalization. The following activity/efficacy variables would be summarized descriptively by treatment group as the trial is not powered to detect a statistical significance in any of the variables: left ventricular end systolic volume, distance walked during the six-minute walk test, NT-proBNP levels, NYHA classification, and quality of life assessed by the Kansas City Cardiomyopathy Questionnaire. We currently plan to initiate this trial in 2015 or 2016.

CELL-006 Viral Shedding Trial

The viral shedding trial is required as part of the environmental risk assessment that must be included in a marketing application to regulatory authorities, both in the United States and in Europe. In this open-label trial, approximately 10 to 20 patients with heart failure (the same target patient population as our CUPID 2 trial and our AAV1 NAb positive trial) would be treated with MYDICAR and followed until they have three consecutive bodily fluid samples that are negative for presence of the SERCA2a gene, as assessed by qPCR. The patients would continue to be followed for safety for up to two years to add to the overall MYDICAR safety database. With the information from this trial, the marketing application would have information on how long treated patients would be excreting MYDICAR into the environment, thereby potentially spreading the virus to family members, health care workers and the public. We currently plan to conduct this trial in 2016.

CELL-008 Plasma Exchange Pilot Study

After we un-blind the CUPID 2 data, we plan to discuss with the FDA the opportunity to potentially conduct a pilot, 24 patient, Phase 1/2 study of MYDICAR in advanced HFrEF patients who have been previously excluded from MYDICAR studies in this indication due to pre-existing levels of NAbs against the AAV1 vector.

CELL-009 High Dose Trial

The primary objective of the Phase 1/2 CELL-009 study is to characterize the safety profile of MYDICAR at a 2.5-fold higher dose than previously studied in order to further define MYDICAR’s therapeutic index. In addition, this 36 patient study will explore the preliminary activity and efficacy using a composite outcome in five domains: symptomatic (NYHA class and quality of life), functional (distance walked in six minutes), blood biomarker of disease (NT-proBNP), left ventricular remodeling (change in left ventricular end systolic volume) and clinical outcome (recurrent and terminal events). The patient population will be adult patients with advanced chronic stable NYHA class III or IV HFrEF who are showing signs of progression despite optimal drug and device therapy. The study design consists of a lead-in Phase 1 open-label study of three to six subjects immediately followed by a Phase 2 randomized, double-blinded, placebo-controlled study. The primary safety analysis, performed after all subjects in the Phase 2 portion of the study complete at least six months of observation, will include the following safety endpoints: proportion of subjects who complete the study; adverse event incidence, severity and relationship to MYDICAR; concomitant medical use and changes in heart failure-related medications; incidence and event rates of hospitalizations, ambulatory worsening heart failure, myocardial infarction (heart attack), stroke, mechanical circulatory support device implantation, heart transplant and death; changes from baseline in laboratory tests, 12-lead ECG and physical examination; and changes from baseline in implantable cardioverter defibrillator interrogation parameters. This study has been initiated, with patient recruitment and enrollment expected to commence during the second quarter of 2015.

Preclinical Studies of MYDICAR in HFrEF

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

MYDICAR in Additional Indications

Beyond our proposed lead indication of HFrEF, we are also developing MYDICAR for additional indications including enhancement of AVF maturation, HFpEF, pulmonary arterial hypertension, or PAH, and treatment of patients with advanced heart failure who are on an LVAD. Each of these conditions is characterized by a SERCA2a deficiency, and MYDICAR has demonstrated disease-modifying capability in preclinical models of these diseases. We are currently engaged in preclinical research regarding MYDICAR for the treatment of AVF maturation and HFpEF, and plan to initiate human clinical trials in these indications in 2016 if supported by the CUPID 2 results. The broad potential of MYDICAR in multiple indications presents opportunities to maximize the value of our development programs for indications that are poorly managed by existing treatment options.

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

Role of SERCA2a in Arteriovenous Fistula Maturation Failure

We believe MYDICAR has the ability to provide patients with end-stage renal disease a reliable and durable vascular access site for hemodialysis. The role of SERCA2a in normal and diseased blood vessel biology has been extensively studied. Maturation failure of an AVF has been attributed to rapid proliferation of VSMC, resulting in vascular occlusion. The histological lesion that appears to be associated with early AVF failure is referred to as neointimal hyperplasia, comprising VSMC, myofibroblasts and endothelial cells within microvessels. In the setting of early AVF failure, both aggressive neointimal hyperplasia and adverse vascular remodeling (vasoconstriction or an inability to dilate adequately) plays a role. In particular, the combination of early and aggressive neointimal hyperplasia together with adverse vascular remodeling results in aggressive early stenosis. The biology of SERCA2a in both VSMC and endothelial cells provides a unique opportunity to potentially positively impact these pathological processes:

•	Proliferation of VSMC is associated in the rat, rabbit, and human with loss of SERCA2a expression and is thought to be the dominant cell type driving neointimal hyperplasia. SERCA2a gene transfer inhibits in vitro VSMC proliferation and prevents neointimal thickening in a rat carotid-injury model and prevented in-stent restenosis using an ex vivo model of human left internal mammary artery intimal thickening.

•	In endothelial cells, SERCA2a modulates endothelial nitric oxide synthase, or eNOS, expression and activity. This enzyme produces nitric oxide, which dilates blood vessels. In a swine model of heart failure, coronary artery blood flow was decreased significantly, and MYDICAR rescued blood flow to levels observed in normal animals. In human artery endothelial cells, SERCA2a overexpression increased eNOS expression, phosphorylation, promoter activity and cellular Ca2+ storage capacity. Thus, SERCA2a gene transfer increases eNOS expression and activity by modulating calcium homeostasis, resulting in dilated blood vessels and improved blood flow.

•	MYDICAR was tested in a pharmacology safety study in a swine model of vascular injury. MYDICAR-treated animals demonstrated reduced neointimal hyperplasia and less stenosis as compared to the control animals.

The purpose of the proposed SERCA2a AVF trial will be to determine if MYDICAR, when applied to a limited segment of blood vessel during surgery to create an AVF, is safe, dilates the blood vessel, helps keep vessels open and improves the long-term function of the AVF. We are currently conducting preclinical work to support an IND for this potential new indication. Pending completion of this preclinical work and agreement by the FDA, we intend to conduct a Phase 2a trial with MYDICAR in end-stage renal disease patients undergoing surgery for AVF creation.

MYDICAR—LVAD Trial Investigation of the Safety and Feasibility of AAV1/SERCA2a Gene Transfer in Patients with Heart Failure and an LVAD

This ongoing trial is partially funded by the British Heart Foundation and is sponsored by Imperial College London. We are providing investigational medicinal product and some financial support. It is not a required trial by any regulatory authorities; however, it could potentially serve as a proof-of-concept trial to support the use of MYDICAR to wean patients off of an LVAD. The use of these devices present a host of risk factors for the patient, such as increased risk of thrombosis and infections, and these devices do not last for long periods of time. Given that the circulatory system of a patient with an LVAD is dependent on these devices, device failure usually translates to a catastrophic event for the patient. The primary objectives of the SERCA2a-LVAD trial are to determine (1) the safety and feasibility of using MYDICAR to treat heart failure patients who have an LVAD, (2) how well MYDICAR delivers the gene for SERCA2a to heart cells and (3) what impact circulating NAbs to AAV1 have on the ability of MYDICAR to deliver the SERCA2a gene to heart muscle cells. This trial is expected to enroll approximately 24 patients in the United Kingdom with varying levels of circulating NAbs to AAV1, 16 of whom will be treated with MYDICAR and eight with placebo. Six months post-treatment, all patients will undergo a heart biopsy for collection of tissue to determine the presence of the SERCA2a gene. In addition, safety data and changes in LV function will be collected and analyzed. As of March 11, 2015, there were five subjects enrolled in this study.

MYDICAR for HFpEF

As in HFrEF, a consistent finding in HFpEF is a decrease in the expression of SERCA2a—a change that is seen in most animal models of heart failure and in human hearts with diastolic dysfunction. In preclinical studies, overexpressing SERCA2a using gene therapy in streptozotocin-treated transgenic mice demonstrated that increasing SERCA2a could improve diastolic function. In human cardiomyocytes isolated from the left ventricle of patients with end-stage heart failure, SERCA2a levels were correlated with improved diastolic function. We have also evaluated MYDICAR in another preclinical study in a rat model for spontaneous non-insulin-dependent type 2 diabetes mellitus, which is characterized by diastolic dysfunction and associated with abnormal calcium levels and decrease in SERCA2a expression. In this study, SERCA2a gene transfer restored diastolic function to normal. These data showed that SERCA2a overexpression may be used as a therapeutic strategy for the treatment of this disease.

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

The MYDICAR-HFpEF trial would be our pilot clinical trial for the treatment of HFpEF, which comprises approximately half of all heart failure cases. We anticipate that the existing data we have generated for our proposed HFrEF indication would allow us to launch directly into a Phase 1/2 trial. Pending the outcome of CUPID 2, we expect to initiate clinical studies for this proposed indication in 2016.

MYDICAR—Pulmonary arterial hypertension (PAH)

Pulmonary arterial hypertension (PAH) is a syndrome defined by complex vascular disease and an increase in pulmonary artery pressure that results in heart failure and premature death in affected patients. The lungs in PAH patients are characterized by changes in the structure of small pulmonary arteries reducing artery diameter and impeding flow through them. This induces a rise in pulmonary vascular resistance, increasing the stress on the right side of the heart which progresses to an enlarged and impaired right ventricle, a decrease in cardiac output, heart failure, and death.

In both animal models and samples from human patients with PAH, pulmonary tissue shows reduced expression of SERCA2a, an enzyme critical for proper pumping of calcium in calcium compartments within the vascular smooth muscle cells. When these vascular smooth muscle cells begin to proliferate under pathological conditions, SERCA2a expression is lost. In addition, overexpression of SERCA2a in endothelial cells results in increased nitric oxide release and vasodilation of the arteries. In PAH animal studies, an exogenous SERCA2a gene via gene therapy using MYDICAR has introduced a healthy SERCA2a gene into pulmonary cells using a nebulizer-like inhalation device. MYDICAR has demonstrated evidence of PAH reversal in rat and pig models of the disease. In a pig model of PAH, a single one-time dose inhaled tracheal delivery of MYDICAR, at two months, resulted in significant decrease in mean pulmonary arterial pressure, reduction in pulmonary vascular resistance, improvement in RV function, reduction in the fulton index (size of right ventricle/size of left ventricle + Septum) and reverse remodeling of the pulmonary arteries. We are currently conducting a follow-up study in a pig model, evaluating the durability of a single dose of MYDICAR at six months.

Small Molecule Program

We have initiated several pre-clinical studies with our novel, first in class, small molecule modulators of SERCA enzymes including for the treatment of diabetes and neurodegenerative diseases. We believe these compounds may correct underlying calcium dysregulation and ER stress which are implicated in many disease states.

Membrane-bound form of Stem Cell Factor (mSCF)

Following our acquisition in July 2014 of worldwide rights to gene therapy applications for the membrane-bound form of Stem Cell Factor for treatment of cardiac ischemia, we are pursuing an additional gene therapy product opportunity in mSCF for the treatment of cardiac ischemic damage. Stem cell research to date has demonstrated potential to treat heart failure, pulmonary disease, type 1 diabetes mellitus, Parkinson’s disease, Huntington’s disease, Celiac Disease, muscle damage, along with many others. mSCF is a powerful growth signal for c-kit+ stem cells, and is the ligand for the tyrosine kinase receptor c-kit. mSCF induces c-kit+ stem/progenitor cell expansion in situ, as well as cardiomyocyte proliferation, which may represent a new therapeutic strategy to reverse adverse remodeling after cardiac injury. In a preclinical setting, mSCF has demonstrated potential improvements in cardiac function and survival following a myocardial infarction. Specifically, these data suggest mSCF gene therapy promoted a regenerative response characterized by an enhancement in cardiac hemodynamic function; an improvement in survival; a reduction in fibrosis, infarct size and apoptosis; an increase in cardiac c-kit+ progenitor cells recruitment to the injured area; an increase in cardiomyocyte cell-cycle activation; and Wnt/ß-catenin pathway induction. To date, however, cell therapy for tissue repair has been hampered by the complexities of using cells as products from a delivery, manufacturing, and regulatory perspective.

Our approach with mSCF gene therapy is to recruit and expand resident stem cells, thereby harnessing advances in gene therapy technologies and also expanding the application to those in which cardiac stem cells have shown promise in clinical and preclinical testing. We are currently generating gene therapy vectors in support of potentially conducting a future clinical trial in patients who have suffered cardiac damage, as well as exploration of other potential applications. Preclinical studies using AAV mediated vector delivery of the mSCF gene for promoting cardiac regeneration post myocardial infarction are planned for 2015.

Sales and Marketing

We currently have full worldwide commercial rights to all of our development programs. We believe we can maximize the value of our company by retaining substantial commercialization rights to our product candidates and, where appropriate, entering into partnerships for specific therapeutic indications and/or geographic territories.

Our current strategy is to market MYDICAR for all potential heart failure indications using a dedicated specialty sales force calling on selected cardiologists, heart failure specialists and other health care providers. These physicians are typically affiliated with leading hospitals and medical centers and we believe that they tend to have well-established referral networks with supporting interventional cardiologists and cardiac catheterization laboratories. We believe they represent a concentrated customer base suitable to a specialty sales model. We believe that MYDICAR would be adopted first by high-volume key-opinion-leader hospitals and medical centers, and progressively by a broader segment of the market. Cardiologists, heart failure specialists, and interventional cardiologists, have a history of early adoption of innovative products and technologies, in part because the rate of innovation in this sector has been sustained, and in part because of the large unmet need that their patients exhibit.

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

Our state of the art manufacturing process for AAV1/SERCA2a was developed based on proven industrial cell culture methodologies. Like many of the manufacturers of recombinant monoclonal antibodies or proteins, we use cell-suspension based culturing techniques and intend to use stirred tank bioreactors for large scale cell culture and production. Our planned commercial production scale is 2,000 liters, which is one-tenth the volume of the largest industrial production vessels, so our anticipated production scale is well within the limits of the technology. We selected stirred tank production bioreactor technology as our production system because it has been the workhorse for recombinant protein production for more than 20 years. For purification of AAV1/SERCA2a, we use industrial chromatography columns and resins, and filtration technology common to the biopharmaceutical industry. We believe these materials and equipment are common for manufacturing of FDA approved biological products.

Our Approach for Producing AAV1/SERCA2a

By specifically creating a cell line for the manufacture of AAV1/SERCA2a that has the necessary components stably integrated into the cell line, we have created a production process similar to other industrial scale processes used to treat large market disease indications.

We use standard cell culture techniques and standard equipment in production and purification found in industrial scale cell culture drug manufacturing. All media used for cell growth and production are free of animal serum and of high risk animal-derived components. To induce production of AAV1/SERCA2a, the cells are infected with a highly characterized batch of adenovirus. AAV viruses in nature and AAV vectors are not capable of replicating on their own and require a helper virus, such as adenovirus, to initiate replication. The purification process was designed to yield a high purity AAV1/SERCA2a product. Special attention was placed on the inactivation and removal of adenovirus and its free components, clearance of DNA and protein impurities, and even intact host cells.

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

Our Plans for Scale-Up and Our Approach to Commercial Manufacturing

Our production process was successfully scaled up from lab scale to the 250-liter clinical scale. Of the limited number of batches produced at 250 liters, two batches were successfully produced at Targeted Genetics Corporation (now AmpliPhi Biosciences Corporation) in Seattle, Washington. We have transferred the manufacturing process to a contract manufacturer, Lonza Houston Inc., or LHI, in Houston, Texas. In December 2014, these activities culminated in the cGMP manufacture of a 2,000 liter batch with the primary objective of demonstrating scale-up and informing commercial facility design. Sample testing from the demonstration batch is currently in process. Two additional 2,000 liter batches are planned for production at LHI in 2015.

We are working with Lonza as our contract manufacturing organization for the production of AAV1/SERCA2a for our clinical studies. In addition, we have recently entered into an agreement with Novasep and are currently conducting the initial analytical and process transfer activities necessary for Novasep to achieve production of AAV1/SERCA2a.

The AAV1/SERCA2a manufacturing process is designed and operated using standard off-the-shelf equipment, including a 2,000-liter disposable bioreactor platform. The concept is to have a production train that can be replicated in standardized fashion to ensure that from facility to facility the manufacturing process is operated exactly the same using identical equipment, material and supplies. We anticipate that one production train will meet our global product requirements for our expected first indication, HFrEF. However, if actual product demand is greater than anticipated or additional indications gain approval, we believe that the standardized approach will allow for an easy and quick start-up of additional production trains. Our approach is designed to minimize capital costs and provide nimbleness and expandability of the production process.

MYDICAR Clinical and Commercial Supply

We currently have enough MYDICAR clinical supplies (drug product) to complete the MYDICAR-LVAD and AGENT-HF trials. We also have sufficient remaining drug product to provide clinical supplies for all of our currently planned Phase 1 and 2 clinical trials, including the high dose trial, the AAV NAb positive trial, the viral shedding trial, and the MYDICAR-AVF maturation trial, if commenced. At least one additional batch of drug substance and drug product will be required to conduct the CELL-003 trial and an HFpEF trial, if commenced.

Our current plan for commercial manufacturing is to potentially maintain dual source commercial supply relationships with Lonza, Novasep and/or other contract manufacturing organizations for long-term commercial supply. We have entered into agreements with Lonza and Novasep which provide for the commercial supply of AAV1/SERCA2a under various scenarios. The activities ultimately undertaken pursuant to these agreements will depend on our decision as to whether to proceed under these agreements. Our decision as to whether to proceed under one or both of these agreements will be impacted by a variety of factors, including the outcome of the

CUPID 2 trial, our expectations regarding clinical trial requirements and development timelines, the perception of the prospects for commercialization of MYDICAR and our ability to obtain financing and fund our financial obligations under the agreements.

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

To date, our tests to measure a potential clinical trial participant’s level of pre-existing NAbs have been performed for us by Laboratory Corporation of America Holdings. We expect that the commercial assay, if approved, would be automated and similarly run by a strategic partner in at least two locations worldwide. It is not expected that the assay will be provided to the laboratories as a stand-alone kit but that approved laboratories would purchase the cells, controls and critical reagent, AAV1/GFP, from qualified suppliers. We intend that Quality System regulation set forth in 21 CFR Part 820 would be followed for the manufacture of AAV1/GFP and for the performance of the assay.

Companion diagnostics are subject to regulation by the FDA, the EMA and other foreign regulatory authorities as medical devices and require separate regulatory clearance or approval prior to commercial use. We anticipate that our companion diagnostic will require approval under a pre-market approval application, or PMA, submitted to the FDA’s Center for Devices and Radiological Health, or CDRH, prior to commercialization. We further anticipate that regulatory approval of our companion diagnostic will be a prerequisite to our ability to market MYDICAR. Representatives of CDRH have participated in our meetings with the Center for Biologics Evaluation and Research, or CBER, regarding MYDICAR to discuss the potential use of our companion diagnostic, and we anticipate that future meetings will include representatives from both CBER and CDRH to ensure that the BLA submission (for MYDICAR) and PMA submission (for the companion diagnostic) are coordinated and subject to parallel review by these respective FDA centers. Accordingly, our objective is to align the development programs such that the companion diagnostic will be developed and approved contemporaneously with MYDICAR. In 2014, CE Marking was obtained for the companion diagnostic in Europe.

MYDICAR Administration Devices

MYDICAR is administered in an outpatient cardiac catheterization laboratory by a qualified cardiologist as a one-time, single dose, intracoronary infusion using a legally marketed syringe pump and off-the-shelf components typically used for minimally invasive interventional procedures, including a 60 mL syringe, tubing, stopcocks and appropriate percutaneous catheter. We are in discussions with the FDA regarding testing, packaging, and labeling requirements for the administration devices at the time of MYDICAR commercialization.

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

Some of the pharmaceutical and biotechnology companies that are developing gene therapy products for the treatment of heart failure include Renova Therapeutics, NanoCor Therapeutics, Juventas Therapeutics, VentriNova and Beat BioTherapeutics. Renova, Beat BioTherapeutics and Juventas are in the clinical stages of development with their gene therapy products targeting moderate to advanced heart failure. Renova is using adenovirus serotype 5 encoding human adenylyl cyclase type 6 in a Phase 1/2 trial, while Juventas is enrolling a Phase 2 trial with its product candidate JVS100, which is a non-viral plasmid that encodes for stromal cell-derived factor-1 (SDF-1). UniQure (AAV delivery of S100A1), NanoCor (BNP delivery of I1), VentriNova (cyclin A2), and Beat BioTherapeutics (AAV/R1R2) are in the preclinical testing of product candidates. These companies also compete with us in recruiting human capital and securing licenses to complementary technologies that may be critical to the success of our business. They also compete with us for potential funding from the biotechnology and pharmaceutical industries. Our potential competitors also include academic institutions, government agencies and research institutions. In addition, as the presence of pre-existing NAbs against the proteins that encapsulate the AAV1 gene therapy agent can block entry of the AAV1 gene therapy agents into their target cells, previous patient exposure to other AAV1-based gene therapies, irrespective of the condition or disease they aim to treat, would render a patient ineligible for MYDICAR therapy and could therefore be considered competitive to MYDICAR.

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

•	Delivery of AAV Vectors to the Heart as a Therapy. We are the sole owner of two patent families related to a method of treating cardiovascular disease by infusion of a therapeutic nucleic acid, such as MYDICAR, into the coronary circulation over a specified period of time, either alone or optionally with a vasodilating substance such as nitroglycerine. Two patents have issued from these families (U.S. Patent Nos. 8,221,738 and 8,636,998), which includes claims to the use of a vasodilator in conjunction with MYDICAR. These patents are expected to expire in July 2030 and October 2028, respectively. We are currently prosecuting other method of use applications, and we expect that an additional patent or patents will issue from these families. If issued, these patents would expire between 2027 and 2028, excluding any potential additional term that may be available as a result of patent term adjustments, or if we elect to seek patent term extensions, or PTEs, that may be available under the Hatch-Waxman Act. In addition to the United States, corresponding patents have issued in Europe (EP 2044199), Israel (IL 196541) and Japan (JP 5623740), and applications are pending in Australia, Europe, Hong Kong, India, and Japan. These patents and any patents issuing from the pending applications are expected to expire in July 2027 or October 2028.

•	Composition of MYDICAR. MYDICAR utilizes a hybrid AAV vector, where the various components of the AAV vectors (capsid proteins and/or genetic material) are from different AAV serotypes. We in-licensed two patent families containing patent applications related to recombinant hybrid AAV vectors, the first via a sublicense from the University of Pennsylvania, or UPenn, under our exclusive license agreement with AmpliPhi (formerly Targeted Genetics), and the second under our non-exclusive license agreement with AskBio LLC, or AskBio. We expect that these patent families (U.S. Patent Nos. 6,759,237, 7,186,552 and 7,172,893) will expire in November 2019 and February 2021, and we expect to pay a royalty to UPenn and AskBio upon commercialization of MYDICAR. Foreign patents corresponding to U.S. Patent Nos. 6,759,237 and 7,186,522 have issued in Australia (AU 768729 and AU 2004201463), Canada (CA 2,349,838), Europe (EP 1127150) and Japan (JP 2000/58122700), all of which are expected to expire in November 2019. Foreign patents corresponding to U.S. Patent No. 7,172,893 include issued patents in Australia (AU 780231), Canada (CA 2348382) and Europe (EP 1135468), all of which are expected to expire in November 2019. In addition, U.S. Patent No. 8,637,255, a family member of the patents sublicensed from UPenn, has issued. This patent is directed to methods of assaying for the presence of NAbs specific against a recombinant AAV virion. This patent is expected to expire in December 2019.

•

Manufacture of AAV Vectors. The manufacture and purification of the AAV vector used in MYDICAR is complicated and requires technical know-how. Our manufacturing process technology is protected by patents, trade secrets and proprietary know-how. We have obtained an exclusive license from AmpliPhi for certain aspects of the AAV manufacturing technology related to MYDICAR. This includes licenses to several patent families covering products and methods of manufacturing AAV vectors, including patent families related to stably transfected host cells for production of AAV vectors, and methods for commercial scale manufacturing and purification of recombinant AAV vectors. Taken in conjunction with our proprietary know-how, these patents are expected to offer additional protection by restricting competitors’ access to AAV manufacturing methods used to make MYDICAR or competing AAV-based products. In the United States, these patents (U.S. Patent Nos. 6,566,118, 6,989,264, 6,995,006 and 6,475,769) are expected to expire in September 2018. Corresponding foreign patents have issued in Australia (AU 758708, AU 772921, AU 2003204921), Canada (CA 2302992, CA 2342849), Europe (EP 1009808, EP 1109892), and Japan (JP 4472182), all of which are expected to expire in September of 2018 or 2019. Our exclusive license with AmpliPhi includes a patent family related to improved methods for purification of recombinant AAV vectors (WO 2010/148143), which, based on information provided by the licensor, we believe is pending in Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, South Korea, Mexico, Russia, Singapore and the United States, and any resulting patents are expected to expire in June of 2030.

•	Use of SERCA2a for the Treatment of Heart Failure. We are developing MYDICAR for the treatment or prevention of heart failure through the use of AAV vectors to deliver the SERCA2a gene to improve cardiac function. We have licensed certain patent rights from The Regents of the University of California (including U.S. Patent No. 7,745,416) related to gene therapy for the purpose of increasing SERCA2a expression in the treatment of heart failure, which have been important in the development of MYDICAR, but these patent rights are expected to expire in the United States in 2015 prior to our anticipated approval of MYDICAR. Corresponding patents have issued in Australia (AU 2004204815) and Israel (IL169663), with expected expiration in January 2024, and Canada (CA 2217967) and Europe (EP 0820310, EP 1977767) which are expected to expire in April 2016. An application is pending in Canada.

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

Patent Protection of Pipeline Products

While the majority of our patent portfolio is related to MYDICAR and its use for treating heart failure, we are the owner or licensee of several additional patent families which relate to other technology which we are developing, including our small molecule program and our stem cell factor program. This includes treatments for additional indications using SERCA enzymes and MYDICAR, and new drugs for treating other SERCA-related diseases.

•	Methods of Treating Stenosis. We in-license a patent family from The General Hospital Corporation related to using SERCA2a genes, including delivery by AAV vectors, to reduce stenosis, which is the narrowing of a blood vessel, or restenosis, which is the repeated narrowing in blood vessels. We expect that these patents (U.S. Patent Nos. 7,291,604 and 8,133,878) will expire no earlier than September 2024.

•	Methods of Treating Pulmonary Arterial Hypertension. We are the co-owner with the Mount Sinai School of Medicine of New York University, or Mount Sinai, of a patent family containing patent applications (U.S. Patent Pub. 2011/0256101) related to the use of genes, including SERCA, to treat pulmonary arterial hypertension, a type of high blood pressure that affects the arteries in the lungs and the right side of the heart. These applications are currently in prosecution, and we expect that any patents that may issue from this family of patent applications will expire no earlier than April 2031. We are the exclusive licensee of Mount Sinai’s joint ownership interest in this patent family pursuant to a license agreement.

•	Methods of Treating Heart Arrhythmia. We in-license a patent family from The General Hospital Corporation containing patent applications (U.S. Patent Pub. 2009/0239940) which disclose methods and materials for treating heart disease, including heart arrhythmia, using SERCA2a and AAV vectors. The case was unintentionally abandoned and is in the process of being revived through the U.S. Patent and Trademark Office. We expect that any patents which issue from this family of patent applications will expire no earlier than July 2018.

•	Activation of SERCA2a using Zinc Finger Technology. We are the sole owner of a patent family containing a patent application (U.S. Patent Pub. 2011/0172144) related to the use of a class of proteins known as zinc finger proteins to augment the expression of SERCA2a in cardiac muscle. Filed in January of 2011, we expect that any patent which issues from this application will expire no earlier than January of 2031.

•	High-throughput Screening for SERCA Modulators and Their Use. We are the co-owner, with The Regents of the University of Minnesota, or UMinn, of a patent family (U.S. Patent No. 8,431,356) that relates to high-throughput screening methods used to identify small molecule compounds that modulate SERCA activity, as well as their use in treating SERCA-related disease. We are the exclusive licensee of UMinn’s joint ownership interest in these patents pursuant to a license agreement and we are solely responsible for the prosecution of these patents. We plan to use this technology to help identify product candidates which can be used to increase SERCA activity in muscle tissue, including the heart, to build a pipeline of SERCA-related therapies. We expect patents that may issue from these patent families to expire no earlier than January 2030. The current issued patent will expire in January 2030.

•	Methods of Treating Ischemic Diseases Using Stem Cell Factor Coding Sequences. We have been assigned certain patent rights from Enterprise related to certain gene therapy applications of the membrane-bound form of the Stem Cell Factor gene for treatment of cardiac ischemia. Included within these rights is U.S. Patent No. 8,404,653, which has a projected expiration date of April 2029. Similar applications are pending in Europe (Publication No. EP1948246A2) and Hong Kong (Application No. 09100868.0).

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

Proprietary Rights and Processes

We may rely, in some circumstances, on proprietary technology and processes (including trade secrets) to protect our technology. However, these can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our proprietary technology and processes may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, scientific advisors, contractors, or any future collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology and processes, please see “Risk Factors—Risks Related to Our Intellectual Property”.

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

In consideration for the rights granted to us under the agreement, we issued an aggregate of 83 shares of our common stock to UC upon the achievement of certain developmental milestones. We are required to issue to UC an additional 55 shares of our common stock and pay to UC up to an aggregate of approximately $1.6 million upon the achievement of certain developmental and regulatory milestones. In addition, upon commercialization of any product utilizing the UC Patent Rights, we will be required to pay to UC a low single-digit royalty on net sales of such product sold by us or our affiliates subject to minimum annual royalty payments and other adjustments in certain circumstances. However, we do not expect to commercialize MYDICAR prior to the expiration of the UC Patent Rights applicable to MYDICAR in the United States and Europe. Our obligation to pay milestones and royalties to UC terminates upon the expiration of the applicable UC Patent Rights.

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

Material Transfer and Exclusivity Agreement with Les Laboratoires Servier

In February 2014, we and Servier entered into a material transfer and exclusivity agreement, pursuant to which we agreed to transfer to Servier samples of certain proprietary compounds from our small molecule SERCA2b modulator program and granted to Servier a non-exclusive, non-sublicensable, royalty-free license to conduct certain studies of the samples for the purpose of evaluating Servier’s interest in negotiating a potential license and research collaboration agreement with us relating to small molecule SERCA2b modulators, or Compounds, for the treatment of type 2 diabetes and other metabolic diseases. Although the evaluation period under this Agreement has expired, we are in the process of completing certain pre-clinical studies of these compounds in coordination with Servier and Servier is continuing to evaluate its potential interest in this program.

Exclusive Patent License with Enterprise Partners

On July 18, 2014, we and Enterprise entered into an Assignment and License Agreement, pursuant to which Enterprise granted to us an exclusive, worldwide license and the assignment of patents held by Enterprise relating to certain gene therapy applications of mSCF for the treatment of cardiac ischemia. We have the right to grant sublicenses to third parties under the agreement.

In consideration for the rights granted to us under the agreement, we paid an upfront fee to Enterprise of $160,000. We are also obligated to pay to Enterprise a milestone payment in the amount of $1,000,000 upon the grant to us, or an affiliate or sublicensee of ours, of the first regulatory approval in the United States of a product that is covered by the licensed patents. In addition, we are required to pay to Enterprise a 2% royalty on net sales of products sold by us or by our affiliates or sublicensees that are covered by the licensed patents. Our royalty obligations continue on a product-by-product and country-by-country basis until the expiration of the last-to-expire valid claim in the licensed patents covering a licensed product in such country.

We may unilaterally terminate the agreement upon written notice to Enterprise. Enterprise may terminate the agreement in the event of our material breach of the agreement if such breach remains uncured for 90 days following receipt of written notice of such breach. Absent early termination, the agreement will automatically terminate upon the expiration of the last-to-expire of the licensed patents containing a valid claim.

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

Facility Construction and Commercial Supply Agreement with Lonza

On October 31, 2014, we entered into a Facility Construction and Commercial Supply Agreement with Lonza, pursuant to which the parties agreed to initiate detailed design planning, or the Detailed Design, for the potential construction of a new commercial viral therapeutics facility in Portsmouth, New Hampshire for the manufacture of MYDICAR drug substance (AAV1/SERCA2a), and in exchange for an upfront reservation fee payable by us to Lonza, Lonza agreed to reserve, for a period of time extendable on payment of specified reservation extension fees, the capital, property and labor resources necessary to enable the initiation of construction of the facility within 75 days of receipt of notice of our decision to exercise the construction trigger and commit to a long-term supply arrangement for MYDICAR.

The construction trigger may not be exercised by us prior to completion of the Detailed Design for the facility, which is currently expected to be completed in the third quarter of 2015. If we exercise the construction trigger, Lonza would be obligated to purchase, subject to any applicable Nasdaq limitations, $10,000,000 worth of newly issued, unregistered shares of our common stock at a volume-weighted average market price and initiate construction of the facility. In exchange, we would be obligated to (i) fund Lonza’s construction of the facility through time and event-triggered milestone payments secured by funds deposited us into an escrow account upon exercise us of the construction trigger, (ii) upon completion of the facility, fund Lonza’s costs for overhead, including personnel reserved for manufacture of MYDICAR at the facility, and (iii) through such overhead funding arrangement, order from Lonza a certain percentage of our and our partners’ annual global commercial supply of MYDICAR, subject to certain limits and adjustments.

The agreement would continue in effect until the earlier of the sixth anniversary of the first approval of MYDICAR in the United States or European Union, or the First Approval, or expiration of the reservation period for construction of the facility prior to our exercising the construction trigger, subject to earlier termination under specified circumstances set forth in the agreement as described below. Additionally, if we exercise the construction trigger and are paying an agreed threshold for overhead for manufacture of MYDICAR at the facility, we have the right to extend the term of the agreement for an additional three years upon notice provided to Lonza between the third and fourth anniversary of the First Approval. We have the right to terminate the agreement (i) immediately upon notice to Lonza at any time prior to exercise of the construction trigger; (ii) upon 90 days’ notice to Lonza if at any time we discontinue development and, if applicable, commercialization of MYDICAR as a result of regulatory, safety and/or efficacy concerns; or (iii) immediately upon notice to Lonza in the event of certain specified material breaches of the agreement by Lonza or Lonza’s debarment. Additionally, each party may terminate the agreement upon uncured material breach of the agreement by, or upon the insolvency or bankruptcy of, the other party, or in the event of a continuing force majeure preventing performance. Upon any termination following exercise of the construction trigger other than for material breach of the agreement or Lonza’s debarment, we are obligated to pay specified termination fees as set forth in the agreement.

Development, Manufacturing and Commercial Supply Agreement with Novasep

On March 20, 2015, we entered into a Development, Manufacturing and Supply Agreement with Novasep, which superseded our Letter Agreement with Novasep dated December 19, 2014. Under the terms of the Manufacturing Agreement, the parties agreed to continue the work initiated under the Letter Agreement, including the work necessary to prepare for the potential manufacture of MYDICAR drug substance (AAV1/SERCA2a) at the facilities of Novasep’s affiliate Henogen in Europe (the “Novasep Facility”). Pursuant to the Manufacturing Agreement (and as previously agreed in the Letter Agreement), in exchange for payments from us to Novasep totaling up to €4,750,000, Novasep agreed to (i) conduct the engineering design work for facility modifications that would be necessary for the manufacture of MYDICAR drug substance, (ii) undertake initial process and analytical transfer and initial scale-up work in support of such potential future commercial manufacturing of MYDICAR drug substance, and (iii) allocate the resources and capacity necessary for the foregoing activities. The parties have also agreed to proceed with the additional process transfer, engineering/construction, scale-up and development activities necessary for future production of MYDICAR drug substance in accordance with current Good Manufacturing Practices (“GMP”), and agreed to terms of a commercial supply arrangement with a term through at least December 31, 2018, with extension options through 2020 in favor of us. We have the right to terminate the Manufacturing Agreement, exercisable for a specified period of time following the un-blinding of the data from our Phase 2b clinical trial of MYDICAR (CUPID 2), if we conclude in good faith that the CUPID 2 data is such that we do not require production of MYDICAR drug substance at the Novasep Facility.

Unless we exercise the post CUPID 2 data termination right described above, we will be obligated to (i) fund Novasep’s modifications to the Novasep Facility through time-and event-triggered milestone payments, (ii) make additional payments for the development services to be performed by Novasep, and (iii) commit to purchase a specified number of batches of MYDICAR drug substance (or make minimum payments with respect to any such batches that are not purchased) through 2018 (if we elect that the Novasep Facility be operated as a multi-product facility) or through 2019 (if we elect to have the Novasep Facility dedicated to MYDICAR drug substance production during the term of the Manufacturing Agreement).

In addition to the above-described post CUPID 2 data termination right, we have the right to terminate the Manufacturing Agreement (i) at will on or before March 31, 2016, (ii) following the shut-down or non-production of the Novasep Facility for a specified period of time, or (iii) upon Novasep’s debarment. Additionally, each party may terminate the Manufacturing Agreement upon uncured material breach thereof by the other party, upon the other party’s insolvency or bankruptcy, or in the event of a continuing force majeure preventing performance. Upon any termination of the Manufacturing Agreement by us following the expiration of the post CUPID 2 data termination right either for convenience or for any reason other than material breach of the Manufacturing Agreement, shut-down or non-production of the Novasep Facility for a period extending longer than six months, or Novasep’s insolvency, we are obligated to pay previously-unreimbursed amounts incurred by Novasep and specified termination fees as set forth in the Manufacturing Agreement.

Government Regulation

Biological products, including gene therapy products, are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, purity, potency, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. FDA approval must be obtained before clinical testing of a biological product begins, and each clinical trial protocol for a gene therapy product is reviewed by the FDA and, in some instances, the U.S. National Institutes of Health, or NIH, through its Recombinant DNA Advisory Committee, or RAC. FDA approval also must be obtained before marketing of biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals. To date, the FDA has never approved a gene therapy product for commercial sale. Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products, CDRH regulates companion diagnostics, and the Office of Combination Products, or OCP, issues classification and jurisdiction assignments for medical products. Specifically, OCP determines how combination products, such as biologic/medical device combination products, will be regulated and which FDA Center or Lead Center (e.g., CBER or CDRH) will regulate the product.

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

U.S. Biological Products Development Process

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•	completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	submission to the FDA of an IND application, which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials according to the FDA’s regulations, commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

•	submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, efficacy, purity and potency from results of nonclinical testing and clinical trials;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with GMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;

•	potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and

•	FDA review and approval, or licensure, of the BLA.

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

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The FDA recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire, of trial subjects.

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

The FDA has agreed to certain review goals under PDUFA, and aims to complete its review of 90% of standard BLAs within 10 months from filing and 90% of priority BLAs within six months from filing. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests, or the BLA sponsor otherwise provides, additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Fast Track Designation, Accelerated Approval, Priority Review and Breakthrough Therapy Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biological product may request the FDA to designate the drug or biological product as a Fast Track product at any time during the clinical development of the product. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to confirm the effect of the endpoint. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

A product may also be eligible for receipt of a Breakthrough Therapy designation. The Breakthrough Therapy designation is intended to expedite the FDA’s review of a potential new drug for serious or life-threatening diseases or conditions where “preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.” The designation of a drug as a Breakthrough Therapy provides the same benefits as are available under the Fast Track program, as well as intensive FDA guidance on the product’s development program. Fast Track designation, priority review, accelerated approval and Breakthrough Therapy designation do not change the standards for approval, but may expedite the development or approval process.

Combination Products

MYDICAR and certain delivery device components may be regulated as combination products. Combination products include products where two or more separate products are packaged together (e.g., drug and device products); or a product packaged separately but intended for use only with an approved, individually specified product, where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product, the labeling of the individually specified product would need to be changed (e.g., to reflect a change in intended use).

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

We and our third-party collaborators who may develop our companion diagnostics will work cooperatively to generate the data required for submission with the PMA application, and will remain in close contact with the CDRH to ensure that any changes in requirements are incorporated into the development plans. We anticipate that, as was the case in our meetings to date, future meetings with the FDA with regard to MYDICAR and its companion diagnostic product candidate will include representatives from both CBER and CDRH to ensure that the BLA and PMA submissions are coordinated to enable the FDA to conduct a parallel review of both submissions. On August 6, 2014, the FDA issued a guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance, for novel products such as MYDICAR, the PMA for a companion diagnostic device should be developed and approved contemporaneously with the biological product. We believe our programs for the development of our companion diagnostics are consistent with the guidance. On April 23, 2014, the FDA issued for comment a draft guidance document proposing a new, voluntary program for certain medical devices that demonstrate the potential to address unmet medical needs for life threatening or irreversibly debilitating diseases or conditions that are subject to PMA applications, referred to as the Expedited Access PMA or EAP program. The draft guidance includes references to companion diagnostics as potentially being eligible for the EAP program if the stated criteria are satisfied. The proposed program is designed to help patients have more timely access to these medical devices by expediting their development, assessment and review, while preserving the statutory standard of reasonable assurance of safety and effectiveness for premarket approval. For example, as part of the proposed EAP program, on a case-by-case basis, the FDA may, where appropriate, allow a sponsor to provide less manufacturing information in their PMA application. While this draft guidance is not yet finalized, we believe that the review and approval of our companion diagnostic may qualify for and benefit from elements of the EAP program if the program is ultimately implemented as proposed.

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

Coverage and Reimbursement

Sales of our products, when and if approved for marketing, will depend, in part, on the extent to which our products will be covered and reimbursed by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for medical products and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to restrict access or not cover our product candidates could reduce physician usage of our products once approved and have a material adverse effect on our sales, results of operations and financial condition.

Other Healthcare Laws

Although we currently do not have any products on the market, we may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, false claims, privacy and security and physician sunshine laws and regulations. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

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

Research and Development Expenses

Our research and development expenses were $22.7 million, $16.9 million and $13.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Employees

As of March 15, 2015, we had 34 full-time employees, consisting of research, development, manufacturing, finance, legal, administration and business development personnel. We also regularly use independent contractors across the organization to augment our regular staff. None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Corporate Information

We were originally incorporated in California in December 2000. In April 2012, we reincorporated in Delaware. Our principal executive offices are located at 11988 El Camino Real, Suite 650, San Diego, California 92130, and our telephone number is (858) 366-4288. Our corporate website address is www.celladon.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, will be made available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our website are not incorporated into this Annual Report and our reference to the URL for our website is intended to be an inactive textual reference only.

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

We are a clinical-stage biotechnology company and we have not yet generated any revenues. We have incurred net losses in each year since our inception in December 2000, including consolidated net losses of $33.9 million for the year ended December 31, 2014. As of December 31, 2014, we had an accumulated deficit of approximately $146.4 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	initiate, expand or accelerate preclinical and clinical development activities for our lead product candidate, MYDICAR, including with respect to clinical trials of MYDICAR for heart failure for reduced ejection fraction or HFrEF (also referred to as systolic heart failure). Ongoing and planned clinical trials of MYDICAR for HFrEF include CUPID 2, CUPID 3, the LVAD trial, the AAV1 NAb positive trial, the viral shedding trial and a higher dose trial. If supported by data, we also plan to conduct preclinical and potentially clinical activities to evaluate MYDICAR for the treatment of AVF maturation failure, and clinical trials of MYDICAR for the treatment of heart failure for preserved ejection fraction, or HFpEF, (also referred to as diastolic heart failure) and other indications such as PAH;

•	further validate and develop the manufacturing process for MYDICAR and our companion diagnostic, including commercial scale-up and contract for the construction and operation of one or more commercial manufacturing facilities, and validate and develop manufacturing processes for our other product candidates and any related companion diagnostics;

•	advance our additional preclinical assets, including mSCF gene therapy and our small molecule platform targeting SERCA2 enzymes;

•	continue our research and preclinical development of our product candidates and seek to identify and validate additional product candidates;

•	seek regulatory and marketing approvals for MYDICAR and its companion diagnostic and any other product candidate that successfully completes clinical trials;

•	establish a sales, marketing and distribution infrastructure in the United States to commercialize any products for which we obtain marketing approval;

•	acquire rights to other product candidates and technologies;

•	change or add manufacturers or suppliers;

•	maintain, expand and protect our intellectual property portfolio;

•	make milestone or other payments under any in-license or collaboration agreement;

•	attract and retain skilled personnel;

•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and

•	experience any delays or encounter issues with any of the above.

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

Failure to comply with covenants in our existing loan agreement or satisfy certain conditions of the loan agreement, could harm our liquidity, financial condition, business, operating results and prospects.

Under our loan and security agreement with Hercules Technology Growth Capital, Inc. and its affiliate Hercules Technology III, L.P., which we refer to collectively as Hercules or the Lenders, in August 2014 we borrowed $10.0 million from the Lenders and we have the option to borrow up to $15.0 million through June 30, 2015, subject to the satisfaction of certain funding conditions related to our clinical development of MYDICAR. The loan agreement requires us to comply with restrictive covenants, including restrictive covenants that limit our ability to incur additional indebtedness; encumber the collateral securing the loan agreement; acquire, own or make investments; repurchase or redeem stock or other equity securities; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; transfer a material portion of our assets; acquire other businesses; or merge or consolidate with or into any other business organization. If we are unable to satisfy the conditions to borrow additional amounts, we may not be able to draw-down additional funds from the loan agreement. Moreover, an uncured breach of any of the covenants or other event of default under the loan agreement could lead to an event of default under the loan agreement. If any event of default occurs, then outstanding amounts under the loan agreement may become due and payable immediately, but we may not have access to such amounts on reasonable terms or at all, which could harm our liquidity, business, financial condition, operating results and prospects.

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

We will need to raise substantial additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts, preparation for commercial manufacturing or other operations.

We are currently advancing our lead product candidate, MYDICAR for the treatment of HFrEF, through clinical development and other product candidates through preclinical development. Developing products is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in clinical trials and develop our commercial manufacturing capabilities. We are also entering into contracts with commercial manufacturers relating to the construction and operation of commercial manufacturing facilities. These contracts require substantial financial commitments from us if we choose to move forward with construction, with large payments due prior to any potential product revenue. We expect our expenses to increase substantially if and as we prepare for the commercial manufacturing and potential commercial launch of MYDICAR.

Our operations have consumed substantial amounts of cash since inception. As of December 31, 2014, our cash, cash equivalents and investments were $84.9 million. Our research and development expenses were $22.7 million, $16.9 million and 13.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. In 2015, we plan to initiate additional clinical trials of MYDICAR for HFrEF. In addition, we may develop MYDICAR for additional indications including treatment of AVF maturation failure and for the treatment of patients with advanced heart failure who are on an LVAD. In addition, we are exploring the feasibility of using plasma exchange in removing AAV1 NAbs in advanced heart failure patients prior to administration of MYDICAR. Also, we may initiate a clinical trial in 2016 for the treatment of HFpEF, a condition caused by the inability of the heart to relax normally between contractions, if supported by the CUPID 2 results. We believe that our existing cash, cash equivalents and investments will enable us to fund our operations for at least the next 12 months. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates and companion diagnostic, as well as to further develop MYDICAR for additional indications. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic goals that require additional capital.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates and any related companion diagnostics. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all, even if our clinical trials are successful. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than would otherwise be ideal and we may be required to relinquish rights to some of our technologies, product candidates or our companion diagnostic, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

In order to raise required funds we may choose to enter into one or more collaborations. Such collaborations could require us to give up substantial rights to MYDICAR in the United States and/or outside the United States.

We may choose to enter into one or more collaborations to raise sufficient capital to continue the development of MYDICAR and our other product candidates and prepare for commercial-scale manufacturing and launch of MYDICAR. These collaborations could require us to relinquish substantial rights, potentially including the grant of an exclusive license to make use and sell MYDICAR, to another company.

Risks Related to the Discovery and Development of our Product Candidates and Companion Diagnostic

We are highly dependent on the success of MYDICAR and we may not be able to successfully obtain regulatory or marketing approval for, or successfully commercialize, this product candidate.

To date, we have expended significant time, resources and effort on the development of MYDICAR for the treatment of HFrEF, including conducting preclinical studies and clinical trials. Although we are preparing for the development of MYDICAR for the treatment of HFpEF and AVF and preclinical activities relating to our small molecule product candidates and our stem cell factor gene therapy program, our ability to generate product revenues and to achieve commercial success will initially depend almost entirely on our ability to successfully develop, obtain regulatory approval for and then successfully commercialize MYDICAR for the treatment of HFrEF in the United States and the European Economic Area, or EEA. Before we can market and sell MYDICAR in the United States or foreign jurisdictions, we will need to commence and complete additional clinical trials, manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States, from the EMA in the EEA, and from other foreign regulatory authorities in other jurisdictions for both MYDICAR and its companion diagnostic, obtain commercial manufacturing supply, build a commercial marketing organization or enter into a commercial marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. We cannot assure you that we will be able to successfully complete the necessary clinical trials and/or obtain regulatory approvals and sufficient commercial manufacturing supply for MYDICAR or its companion diagnostic. To date, no gene therapy product has ever been approved in the United States. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain regulatory approvals, we may never generate significant revenues from any commercial sales of MYDICAR. If we fail to successfully commercialize MYDICAR, we may be unable to generate sufficient revenues to sustain and grow our business and our business, prospects, financial condition and results of operations will be adversely affected.

In April 2015, we plan to un-blind the data from our ongoing CUPID 2 trial. If the results of the CUPID 2 trial are not positive, the market price of our common stock could decline significantly. In addition, patients in the CUPID 2 trial are being followed for a total of five years in an extended long-term follow up period, which period will continue through February 2019. Even if the initial un-blinded results from the CUPID 2 trial are viewed positively, it is possible that negative consequences of the treatment could be observed in the future, which could adversely impact the regulatory and commercial prospects of MYDICAR. Any significant set-back regarding, or the failure of, MYDICAR will have a significant negative impact on our business.

MYDICAR is based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. At the moment, no gene therapy product has been approved in the United States and only one gene therapy product has been approved in Europe.

We have primarily concentrated our research and development efforts on our lead product candidate, MYDICAR, for the treatment of HFrEF, and our future success is highly dependent on the successful development of this product candidate. There can be no assurance that any development problems we experience in the future related to our product candidates will not cause significant delays or unanticipated costs, or that such development problems can be solved. In addition, our product development program is dependent on the development and commercialization of a required companion diagnostic by us or by third party collaborators. Companion diagnostics are subject to regulation as medical devices and those diagnostic tools must independently be cleared or approved by the FDA, the EMA or other foreign regulatory authorities before we may commercialize our product candidates. We may also experience delays in finalizing our commercial manufacturing process or transferring that process to commercial partners or producing clinical trial supplies, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

In addition, the clinical trial requirements of the FDA, the EMA and other foreign regulatory authorities, and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. For example, the FDA has required us to conduct a safety and efficacy trial of patients with pre-existing NAbs to the AAV-based vectors used by MYDICAR as well as a viral shedding trial to determine the dissemination of our MYDICAR vector particles into the environment. At the moment, no gene therapy product has been approved in the United States and only one gene therapy product, uniQure’s Glybera, which received marketing authorization from the EMA in 2012, has been approved in Europe, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or Europe. Prior product candidate approvals by the EMA may not be indicative of what the FDA or EMA may require for MYDICAR approval.

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

A key element of our strategy is to screen out patients with certain amounts of pre-existing NAbs to the AAV1 viral vector used as an active ingredient in MYDICAR. We have developed a companion diagnostic that will be used to help us better identify those patients who may benefit from treatment with MYDICAR. Although we are currently exploring the feasibility of using a plasma exchange procedure to remove AAV1 NAbs from advanced heart failure patients to enable their treatment with MYDICAR, the FDA may not permit this procedure to be investigated in certain patient populations, and such a procedure may ultimately prove to be unsafe, ineffective or cost prohibitive, and we cannot predict with certainty when, if ever, such a procedure could successfully be implemented on a broad basis or whether such a procedure would be covered for reimbursement by third-party payors. We will be dependent on such companion diagnostic, both during our clinical trials and in connection with any future commercialization of MYDICAR for HFrEF or for other indications. We expect that we will enter into a strategic alliance with a third party for the automation and commercialization of our companion diagnostic. We and any of our future collaborators may encounter difficulties in developing the companion diagnostic for commercial application, including issues in relation to automation, selectivity/specificity, analytical validation, reproducibility, critical reagents, or clinical validation of such companion diagnostic. Companion diagnostics are subject to regulation by the FDA as medical devices and require separate regulatory clearance or approval prior to commercialization. In the case of MYDICAR, we anticipate that the FDA will require approval of the companion diagnostic under a medical device pre-market approval, or PMA, application prior to, or concurrently with, approval and commercialization of MYDICAR, which could delay our ability to commercialize both products. If we, or any of our future collaborators, fail to obtain regulatory approval of the companion diagnostic or are delayed in receiving such approval, our ability to commercialize MYDICAR would be delayed until such time as regulatory approval is obtained. In addition, our future collaborators may encounter production difficulties that could constrain the supply of the companion diagnostic, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostic in the clinical community. MYDICAR and certain of the off-the-shelf legally marketed administration components used in the cardiac catheterization laboratory may be regulated as combination products. These include, but are not limited to, regulated products where two or more separate products are packaged together (e.g., drug and device products); or a product packaged separately but intended for use only with an approved, individually specified product where both are required to achieve the intended use of the proposed product. We are in discussions with FDA regarding pre-commercial testing, packaging and labeling requirements for the administration devices and it is possible that MYDICAR may include labeling that specifies certain administration products or product attributes, and the labeling of some of the administration products may need to be changed, e.g., to reflect a change in intended use, which revisions could delay our ability to commercialize MYDICAR.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent development of our product candidates.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates as well as completion of required follow-up periods. If patients are unwilling to participate in our gene therapy trials because of negative publicity from adverse events in the biotechnology or gene therapy industries or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products may be delayed. In addition, if there are delays in accumulating the required number of clinical events in trials where clinical events are a primary endpoint, there may be delays in completing the trial. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

Patient enrollment and completion of clinical trials are affected by factors including:

•	availability of clinical supply of product;

•	ability to perform testing for AAV1 NAbs;

•	severity of the disease under investigation;

•	design of the trial protocol;

•	size of the patient population;

•	eligibility criteria for the trial in question;

•	perceived risks and benefits of the product candidate under trial;

•	proximity and availability of clinical trial sites for prospective patients;

•	availability of competing therapies and clinical trials;

•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians;

•	ability to monitor patients adequately during and after treatment; and

•	the degree of treatment effect in event-driven trials.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics or to complete our clinical trials in a timely manner. We could experience difficulties enrolling the requisite number of patients for future clinical trials, including additional trials that may be required by the FDA for the approval of MYDICAR. For example, one significant obstacle to the timely recruitment and enrollment of a sufficient number of eligible patients in a Phase 3 trial of MYDICAR, if required, is the high prevalence of certain pre-existing NAbs to the viral vector used by MYDICAR, with, we believe, approximately 60% of potential patients in the United States exhibiting these antibodies. In other countries, such as Poland, the prevalence of pre-existing AAV1 NAbs is significantly higher. These antibodies neutralize the effectiveness of AAV-based vectors, such as MYDICAR, and although we are able to prescreen for the presence of these antibodies, the high prevalence of these antibodies in humans reduces the pool of available trial participants.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in raising, or inability to raise, sufficient capital to fund the planned clinical trials;

•	delays in reaching a consensus with regulatory agencies on trial design;

•	delays due to our inability to manufacture and deliver clinical supplies of drug product in a timely fashion;

•	identifying, recruiting and training suitable clinical investigators;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in obtaining required IRB and IBC approval at each clinical trial site;

•	delays in recruiting suitable patients to participate in our clinical trials;

•	delays due to changing standard of care for the diseases we are studying;

•	delays in dosing or other delays in our clinical trial plans or planned clinical trials as a result of direction from one or more independent data monitoring committees;

•	adding new clinical trial sites;

•	imposition of a clinical hold by regulatory agencies, after an inspection of our clinical trial operations or trial sites;

•	failure by our CROs, other third parties or us to adhere to clinical trial requirements;

•	catastrophic loss of product due to shipping delays or delays in customs in connection with delivery to foreign countries for use in clinical trials;

•	failure to perform in accordance with the FDA’s good clinical practices, or GCPs, or applicable regulatory guidelines in other countries;

•	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;

•	delays in the validation and automation of critical companion diagnostics;

•	delays in the manufacture of critical reagents used in any companion diagnostic;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical trial sites or patients dropping out of a trial;

•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols or supporting information.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. Even though we received Fast Track designation in December 2011 and Breakthrough Therapy designation in April 2014 from the FDA for MYDICAR for the treatment of HFrEF in NYHA Class III/IV heart failure patients, these designations may not result in faster review or approval, if at all. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

Trial designs and results from previous trials, including the results from our CUPID 1 and ongoing CUPID 2 trial, are not necessarily predictive of our future clinical trial designs or results. In addition, our CUPID 1 and CUPID 2 trials had a combined enrollment of 301 patients, which we expect may not be a sufficiently high enough number to obtain regulatory approval in the United States or one or more other jurisdictions. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials.

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

The results from our CUPID 2 trial may not be sufficiently robust to support the submission of marketing approval for MYDICAR for the treatment of HFrEF and additional trials may be required to support regulatory approval.

Our ongoing CUPID 2 trial, which is a 250-patient, double-blind, placebo-controlled, randomized Phase 2b clinical trial to evaluate the safety and efficacy of MYDICAR to reduce the frequency of, and/or delay of, heart failure-related hospitalizations in patients with HFrEF, may not be deemed to be a pivotal trial or may not provide sufficient support for a BLA or MAA submission. Although our CUPID 1 trial met its primary safety and efficacy endpoints at six months for high-dose MYDICAR versus placebo and the safety profile from this trial was very favorable, it is still possible that, even if we achieve favorable results in the CUPID 2 trial, the FDA may require us to conduct one or more additional clinical trials, possibly involving a larger sample size or a different clinical trial design, particularly if the FDA does not find the results from the CUPID 2 trial to be sufficiently persuasive to support a BLA submission. For example, the FDA advised us in October 2013 that the number of subjects in our proposed safety database may be an issue to be considered in review of our BLA submission. In addition, the FDA may not accept the use of the mITT analysis population for the CUPID 2 primary analysis of the primary and secondary efficacy endpoints.

In November 2013, the EMA indicated that if MYDICAR demonstrates a substantial and highly significant treatment effect in the advanced heart failure population, and no untoward effects attributable to MYDICAR are observed, a safety database of approximately 205 to 230 MYDICAR-treated subjects may be sufficient to assess safety and allow acceptance of an MAA for MYDICAR for the treatment of HFrEF. However, the EMA has recently indicated that it is not satisfied that adequate control of type 1 error (false positive rate) by the joint frailty model to be used for the primary efficacy analysis has been demonstrated, and as such, may not consider the results of our CUPID 2 trial to be sufficient for approval of MYDICAR for the treatment of HFrEF. If the FDA or the EMA requires additional studies, we will incur additional costs and delays in the marketing approval process. Even if additional studies are not required for regulatory approval, we will need to expend more resources than we currently have available in order to commercialize MYDICAR. In addition, it is possible that the FDA and the EMA may have divergent opinions on the elements necessary for a successful BLA and MAA, respectively, which may cause us to alter our development, regulatory and/or commercialization strategies.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any potential marketing approval.

As with many pharmaceutical and biological products, treatment with MYDICAR may produce undesirable side effects or adverse reactions or events. Although extensive preclinical safety and biodistribution testing conducted on MYDICAR and other AAV vectors, including the CUPID 1 trial of MYDICAR for HFrEF and data from previous clinical trials of other AAV vectors, suggests that MYDICAR will be well tolerated, known adverse side effects that could present with treatment with AAV vectors include an immunologic reaction to the capsid protein or gene at early time points after administration. In previous clinical trials involving AAV viral vectors for gene therapy, some subjects experienced serious adverse events, including the development of a T-cell mediated immune response against the vector capsid proteins. As we make plans to initiate a phase 1/2 MYDICAR trial at a dose 2.5-fold higher than previously studied, a T-cell mediated immune response could become more of a risk. If our vectors demonstrate a similar effect, or other adverse events, we may be required to halt or delay further clinical development of our product candidates. In addition, theoretical adverse side effects of AAV vectors include replication and spread of the virus to other parts of the body and insertional oncogenesis, which is the process whereby the insertion of a gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation or cancer. Potential procedure-related events are similar to those associated with standard coronary diagnostic procedures, and may include vascular injury (e.g., damage to the femoral, radial, or brachial arteries at the site of vascular access, or damage to the coronary arteries) or myocardial injury. If any such adverse events occur, our clinical trials could be suspended or terminated and the FDA, the EMA or other foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Public opinion and heightened regulatory scrutiny of gene therapy and genetic research may impact public perception of our product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

Gene therapy remains a novel technology, with no gene therapy product approved to date in the United States and only one gene therapy product approved to date in Europe. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing treatments that involve the use of our product candidates in lieu of, or, with respect to MYDICAR, in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, in conducting clinical trials of MYDICAR in Europe, we are subject to environmental assessment legislation applicable to genetically modified organisms, or GMOs, which classifies the administration of GMOs to humans as a “deliberate release” of the GMO into the environment, thereby necessitating prior review and clearance by the applicable environmental assessment governing body. The level of scrutiny varies by country and some localities have additional requirements. Adverse events in our or others’ gene therapy clinical trials, even if not ultimately attributable to the product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

Even if we obtain and maintain approval for MYDICAR from one regulatory authority, we may never obtain approval for MYDICAR from regulatory authorities in other jurisdictions, which would limit our market opportunities and adversely affect our business.

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

Although we have obtained an SPA for a potential Phase 3 pivotal clinical trial of MYDICAR for the treatment of HFrEF, this agreement does not guarantee any particular outcome from regulatory review.

In May 2012, we obtained an SPA from the FDA for a potential Phase 3 pivotal clinical trial of MYDICAR. The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical trial design and other clinical trial issues, such as the trial endpoints, that can be used to support approval of a product candidate. The SPA is intended to provide assurance that if the agreed upon clinical trial protocols are followed and the clinical trial endpoints are achieved, the data may serve as the primary basis for an efficacy claim in support of an NDA or BLA. However, an SPA is not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, an SPA agreement is not binding on the FDA if previously unrecognized public health concerns arise during the performance of the clinical trial, if other new scientific concerns regarding product candidate safety or efficacy arise or if the sponsoring company fails to comply with the agreed upon clinical trial protocols. Moreover, an SPA does not address all of the variables and details that may go into planning for or conducting a clinical trial, and changes in the protocol for a clinical trial can invalidate an SPA or require that the FDA agree in writing to the modified protocol. In addition, while an SPA addresses the requirements for submission of a BLA, the results of the related clinical trial may not support FDA approval.

CUPID 2 is similar in design to the SPA Phase 3 protocol and uses the same primary efficacy endpoint, except that CUPID 2 will use an mITT approach for the primary analysis population as opposed to an intent to treat approach and has a significantly smaller number of subjects. However, we believe that the FDA’s agreement of the SPA regarding the trial endpoint is relevant to the CUPID 2 trial. Experience from the CUPID 2 trial has informed the design of a Phase 3 trial and we believe that significant changes to the protocol approved under the SPA are required, which would necessitate written agreement by FDA to ensure binding agreement of the protocol.

Risks Related to our Reliance on Third Parties

We rely on third parties to conduct some or all aspects of our vector production, product manufacturing, combination product commercial supply, companion diagnostic testing, reagent manufacturing, protocol development, research, and preclinical and clinical testing, and these third parties may not perform satisfactorily.

We do not currently, and do not expect to in the future, to independently conduct all aspects of our vector production, product manufacturing, combination product component supply, companion diagnostic testing, reagent manufacturing, protocol development, research and monitoring and management of our ongoing preclinical and clinical programs. We currently rely, and expect to continue to rely, on third parties with respect to these items, and control only certain aspects of their activities.

Most of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, our product candidate or companion diagnostic development activities may be delayed. Our reliance on these third parties for research and development activities, including the conduct of any IND-enabling studies, reduces our control over these activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards and any applicable trial protocols. For example, for product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical trials are conducted in accordance with the trial plan and protocols.

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

We currently have a relationship with only two suppliers, Lonza and Novasep, for the manufacturing of our viral vectors and product candidates for clinical testing purposes. We expect to rely upon Lonza, Novasep, and/or other third parties to produce materials required for the commercial production of our product candidates and companion diagnostic if we succeed in obtaining the necessary regulatory approvals. Because certain of our license agreements place restrictions on our ability to transfer or sublicense our intellectual property rights obtained under such agreements in connection with manufacturing activities, if any supplier we use requires a sublicense of our intellectual property rights for commercial manufacture of our viral vectors, product candidates or companion diagnostic, we may be unable to transfer or sublicense the requisite intellectual property rights, which may negatively impact our supply of our viral vectors, product candidates or companion diagnostic.

All entities involved in the preparation of therapeutic product for clinical trials or commercial sale, including our existing contract manufacturers, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with GMP and equivalent foreign standards. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to GMP regulations enforced by the FDA through its facilities inspection program. Any failure by our third-party manufacturers to comply with GMP or failure to scale-up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates or companion diagnostic. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must also pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or companion diagnostic. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates, companion diagnostic or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities and quality systems do not pass a pre-approval plant inspection, FDA approval of our product candidates, or the equivalent approvals in other jurisdictions, will not be granted.

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

Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. An alternative manufacturer would need to be qualified through a BLA supplement which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching or adding manufacturers may involve substantial costs and would likely result in a delay in our desired clinical and commercial timelines.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and if we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.

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

We and our principal investigators and CROs are required to comply with the FDA’s and the ICH’s (the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use) GCPs for conducting, recording and reporting the results of clinical trials to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA, the Competent Authorities of the Member States of the EEA, and comparable foreign regulatory authorities, enforce these GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we, our principal investigators or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA, or other foreign regulatory authorities may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with GCPs. In addition, our future clinical trials will require a sufficient number of patients to evaluate the safety and effectiveness of our product candidates. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

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

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. Further, switching or adding additional CROs involves additional costs and requires management time and focus. We have recently entered into a contract with a new CRO for new clinical trials. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which could materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

Risks Related to Commercialization of our Product Candidates and Companion Diagnostic

We intend to rely on third parties to produce our viral vectors, product candidates and other key materials and for our companion diagnostic testing, but these manufacturers have minimal or no experience producing our vectors, product candidates or companion diagnostic materials at commercial levels and may not achieve the necessary regulatory approvals or produce our vectors, products or companion diagnostic materials at the quality, quantities, locations and timing needed to support commercialization.

We are currently developing a scalable manufacturing process for MYDICAR, which we have transferred to Lonza and are in the process of transferring to Novasep. We have completed a first demonstration batch at commercial scale of production (2,000-liter production bioreactor scale) at Lonza in Houston, TX, and are in the process of testing this material for conformance to our specifications. Although we have entered into an agreement for the manufacture of our MYDICAR drug substance with Lonza for our clinical trials, Lonza may not perform as agreed, may be unable to comply with GMP requirements and with FDA, state and foreign regulatory requirements or may terminate its agreement with us. If Lonza is unable to manufacture MYDICAR drug substance in a timely manner, encounters manufacturing difficulties, or otherwise fails to comply with its contractual obligations and we are required to switch to a new manufacturer, we expect that our clinical development timeline would be delayed by at least one year. Because of the complex nature of our product candidates, Lonza, Novasep, or any other manufacturer with whom we may enter into an agreement, may not be able to manufacture our product candidates at a cost or in quantities or on timelines necessary for the successful commercialization of our product candidates. If we successfully commercialize any of our product candidates, we will be required to establish large-scale commercial manufacturing capabilities, relying on one or more third parties, and there is no guarantee that any such third parties will be able to do this in a timely manner, or at all. In addition, in the event that our product development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. We have minimal experience manufacturing pharmaceutical or biological products on a commercial scale and our potential suppliers, including Lonza and Novasep, will have to construct and validate new commercial manufacturing facilities and obtain regulatory approvals for the facilities before being able to produce MYDICAR, and there can be no assurance that they will succeed in doing so.

Even if we develop a commercial scale manufacturing process in a timely fashion and successfully transfer it to Lonza, Novasep, or any other third-party vector and product manufacturers, if such third-party manufacturers are unable to produce our viral vectors or product candidates in the necessary quantities, or in compliance with GMP, or in compliance with pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and sales of our products, if approved, may be materially harmed.

We similarly intend to enter into agreements with third parties for the automation, characterization and validation, of our companion diagnostic and the manufacture of its critical reagents. However, we may be unable to enter into such an agreement on favorable terms, or at all.

We may run into technical or scientific issues related to manufacturing or development that we may be unable to resolve in a timely manner or with available funds. In addition, we have not completed the development, characterization and validation activities necessary for commercial and regulatory approvals. If Lonza, Novasep, or any of our other manufacturing partners does not obtain such regulatory approvals for their facilities, our commercialization efforts will be harmed. In addition, any significant disruption in our supplier relationships could harm our business. We source key materials from third parties, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers. There are a small number of suppliers for certain key materials that are used to manufacture our product candidates and companion diagnostic. Such suppliers may not sell these key materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these key materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these key materials.

Our decision as to whether to exercise the construction trigger under our facility construction and commercial supply agreement with Lonza and/or proceed with the next phase of our agreement with Novasep will depend on a number of factors. If we are unable to or determine not to exercise our rights under either or both agreements, the manufacturer will not proceed with the construction of or validation of their proposed facility and we will need to identify, negotiate terms for and secure alternate sources of commercial supply of MYDICAR in order to commercialize MYDICAR. We may need to decide whether to exercise one or both of these triggers based on incomplete information regarding the potential approvability of MYDICAR or the potential timelines for commercial launch, and each of these triggers entails a very substantial financial commitment by us.

In October 2014, we entered into a Facility Construction and Commercial Supply Agreement with Lonza Biologics, Inc., or Lonza, pursuant to which we and Lonza agreed to initiate detailed design planning for the potential construction of a new commercial viral therapeutics facility in Portsmouth, New Hampshire for the manufacture of MYDICAR drug substance (AAV1/SERCA2a), and in exchange for an upfront reservation fee payable by us to Lonza, Lonza agreed to reserve, for a period of time extendable on payment of specified reservation extension fees, the capital, property and labor resources necessary to enable the initiation of construction of the facility within 75 days of receipt of notice of our decision to initiate construction of the facility and commit to a long-term supply arrangement for MYDICAR, or the construction trigger. The construction trigger may not be exercised by us prior to completion of an agreed upon detailed design for the facility, which we currently expect may be completed during the third quarter of 2015, but there can be no assurance that it will be completed on this timeframe, or at all. Our decision as to whether to exercise the construction trigger may be impacted by a number of factors, including, among others, the outcome of our CUPID 2 trial of MYDICAR, our expectations regarding clinical trial requirements and development timelines, and our perception of the prospects for commercialization of MYDICAR. Even if we view the results of our CUPID 2 trial as sufficiently favorable to support a decision to exercise the construction trigger, our ability to do so may be limited by a number of additional factors, including our ability to obtain financing on terms sufficient to fund our financial obligations under the agreement following exercise of the construction trigger. In addition, under our loan and security agreement with Hercules, we will be required to either obtain the consent of Hercules prior to exercising the construction trigger or pay off our outstanding loan under the agreement, and there is no guarantee that we will be able to do either within the timeframe available to us to exercise the construction trigger.

In March 2015 we entered into a Development, Manufacturing and Supply Agreement with Novasep pursuant to which we agreed to continue process transfer activities to enable Novasep to complete manufacturing scale-up and validation of a facility in Europe. We have the right to terminate this agreement, exercisable for a specified period of time following the un-blinding of the CUPID 2 data, if we conclude in good faith that the CUPID 2 data is such that we do not require production of MYDICAR drug substance at the Novasep Facility. We will need to decide whether to terminate the agreement or proceed with very substantial commitments to pay for the design, construction activities and operation of the manufacturing facility, including the purchase of commercial lots of MYDICAR on a “take or pay” basis, which means that we must commit to a minimum amount of purchases of MYDICAR through the end of 2018 or (or 2019 if we choose to have the facility be dedicated solely to MYDICAR drug substance manufacture) or make significant payments to Novasep. This decision has material consequences for the rate of our expenditures going forward, and will need to be made based upon incomplete information regarding the probability of regulatory approval of MYDICAR and the timeline for potential commercial launch assuming regulatory approval is obtained.

Even if we proceed with one or both of the Lonza or Novasep agreements, we may not realize the anticipated benefits under the agreements and may incur considerable losses and commercialization delays associated with the construction or validation of the facilities. There can be no assurance that the construction or validation of the facilities will be completed within the budget we anticipate or in a timely manner, or in compliance with applicable laws and regulations. In connection with our continuation of the Lonza and/or Novasep agreements, we will be required to commit to one or more long-term supply arrangements that will involve minimum purchase obligations.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates or companion diagnostic, if approved, we may be unable to generate any revenues.

We currently do not have an organization for the sales, marketing and distribution of products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, including MYDICAR, we must build our sales, distribution, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We have no prior experience in the marketing, sale or distribution of pharmaceutical or diagnostic products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We will likely seek to enter into strategic partnerships with third parties to commercialize our product candidates and companion diagnostic outside of the United States. We intend to build an internal sales and marketing organization for the commercialization of MYDICAR in the United States. However, we will also consider the option to enter into strategic partnerships for our product candidates and companion diagnostic in the United States and other geographies where we obtain marketing approval. We may need to give up substantial rights to MYDICAR in the United States and outside the United States in order to finance the continued development, manufacturing and commercial launch of MYDICAR.

Our strategy for MYDICAR is to develop a hospital-directed specialty sales force and/or collaborate with third parties to promote the product to selected cardiologists, heart failure specialists, other health care providers and third-party payors in the United States. Some pharmaceutical companies employ groups of sales representatives of much larger scale than we intend to utilize to target their cardiovascular products for the general physician community and third-party payors. We will likely seek to align ourselves with collaborators as part of our commercialization strategy, particularly outside of the United States, and our future collaboration partners, if any, may not dedicate sufficient resources to the commercialization of our product candidates or companion diagnostic or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective collaborations to enable the sale of our product candidates and companion diagnostic to healthcare professionals and in geographical regions, including the United States, that will not be covered by our own marketing and sales force, or if our potential future collaboration partners do not successfully commercialize our product candidates or companion diagnostic, our ability to generate revenues from product sales, including sales of MYDICAR, will be adversely affected.

Building an internal sales force involves many challenges, including:

•	recruiting and retaining talented people;

•	training employees who we recruit;

•	setting the appropriate system of incentives;

•	managing additional headcount; and

•	integrating a new business unit into an existing corporate architecture.

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

It is very difficult to estimate the future commercial potential of MYDICAR due to factors such as safety and efficacy compared to other available treatments, changing standards of care, achieving favorable hospital formulary status, third-party payor reimbursement standards, ability of patients to meet co-payment amounts, patient and physician preferences, and the availability of competitive alternatives that may emerge. We believe that approximately 60% of such potential patients in the United States will be ineligible for treatment with MYDICAR due to the presence of pre-existing AAV1 NAbs which will neutralize the effectiveness of AAV-based vectors such as MYDICAR. In other countries, such as Poland, the prevalence of pre-existing AAV-resistant antibodies is significantly higher. In addition, just one exposure to an AAV-based treatment such as MYDICAR may cause a patient to produce NAbs. Furthermore, other pharmaceutical companies could develop and receive approval for new AAV-based treatments which could increase the number of patients that exhibit NAbs. We estimate that there are over 350,000 heart failure patients in the United States alone that would be eligible for MYDICAR treatment upon launch, if approved; however, if the potential eligible patient population is lower than we anticipate, or if considerably more than 60% of potential patients exhibit NAbs, it could significantly and negatively impact our business, financial condition and results of operations.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from “biosimilars” due to the changing regulatory environment. In the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or “biosimilar,” to or “interchangeable” with an FDA-approved biological product. This new pathway could allow competitors to reference data from biological products already approved after 12 years from the time of approval in the United States. In addition, companies may be developing biosimilars in other countries that could compete with our products. If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences. Expiration or successful challenge of our applicable patent rights could also trigger competition from other products, assuming any relevant exclusivity period has expired.

Finally, as a result of the expiration or successful challenge of our patent rights, we could face litigation with respect to the validity and/or scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.

The commercial success of any current or future gene therapy product candidate will depend upon the degree of market acceptance by physicians, patients, third-party payors and other health care providers in the medical community.

Ethical, social and legal concerns about gene therapy and genetic research could result in additional regulations restricting or prohibiting the products and processes we may use. Even with the requisite approvals, the commercial success of our gene therapy product candidates will depend in part on the medical community, patients, and third-party payors accepting gene therapy products in general, and our product candidates in particular, as medically useful, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and other health care providers in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the potential efficacy and potential advantages over alternative treatments;

•	the clinical indications for which the product candidate is approved;

•	with respect to MYDICAR, the approval, availability and market acceptance, coverage and reimbursement for the companion diagnostic;

•	ability of patients to pay co-payment amounts, if applicable;

•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;

•	relative convenience and ease of administration;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	acceptance by physicians and patients of the product as a safe and effective treatment;

•	the potential and perceived advantages of such product candidate over alternative treatments, especially with respect to patient subsets that we are targeting with such product candidate;

•	the existence of other gene therapy products utilizing an AAV vector, which potential patients may elect to take for other indications, thereby causing them to develop NAbs and making them ineligible to take MYDICAR;

•	the safety of such product candidate seen in a broader patient group, including its use outside the approved indications;

•	the cost of treatment in relation to alternative treatments;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	the effectiveness of our sales and marketing efforts;

•	publicity concerning our products or competing products and treatments; and

•	sufficient third-party insurance coverage or reimbursement

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

Successful sales of any approved product candidates depend on the availability of adequate coverage and reimbursement from third-party payors. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Sales of our product candidates will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, such as Medicare and Medicaid, private health coverage insurers and other third-party payors. Co-pay amounts under Medicare (generally 20% of the cost of the treatment for patients without supplemental insurance) or other third-party payor systems may be a substantial hindrance to certain patients’ ability to pay for MYDICAR treatment. In addition, the market for MYDICAR and any of our other product candidates will depend significantly on access to third-party payors’ formularies, or lists of treatments for which third-party payors provide coverage and reimbursement and patients’ ability to make copayments, if applicable.

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

If CUPID 2 data are positive, we will need to expand our organization substantially in a short period of time and we may experience difficulties in managing this growth, which could disrupt our operations.

As of March 15, 2015, we had 34 full-time employees. As we mature and expand our research and development, commercial manufacturing, quality control and quality assurance and other pre-commercialization activities, we expect to expand our full-time employee base and to hire more consultants and contractors. In addition, we currently plan to commercialize MYDICAR, if approved, using an internal sales force to target selected cardiologists, heart failure specialists and third-party payors in the United States. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. A majority of our management operates in our principal executive offices located in San Diego, California. If our San Diego offices were affected by a natural or man-made disaster, particularly those that are characteristic of the region, such as wildfires and earthquakes, or other business interruption, our ability to manage our domestic and foreign operations could be impaired, which could materially and adversely affect our results of operations and financial condition. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business. We currently rely, and intend to rely in the future, on our third-party manufacturer, Lonza, to produce our clinical supply of MYDICAR. Our ability to obtain supply of MYDICAR could be disrupted, and our results of operations and financial condition could be materially and adversely affected if the operations of Lonza were affected by a man-made or natural disaster or other business interruption. The ultimate impact of any such events on us, our significant suppliers and our general infrastructure is unknown. For more information regarding our manufacturing services agreement with Lonza, see “Business—Manufacturing—Manufacturing Services Agreement with Lonza” in this Annual Report.

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

We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business and we expect that we may need to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license. Additionally, several of our existing license agreements are sublicenses from a third party who is not the original licensor of the intellectual property at issue. Under these agreements, we must rely on our licensor to comply with their obligations under the primary license agreements under which such third party obtained rights in the applicable intellectual property, where we may have no relationship with the original licensor of such rights. If our licensors fail to comply with their obligations under these upstream license agreements, the original third-party licensor may have the right to terminate the original license, which may terminate our sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which we may not be able to do at a reasonable cost or on reasonable terms, which may impact our ability to continue to develop and commercialize our product candidates and companion diagnostic incorporating the relevant intellectual property. See “Business—License Agreements” in this Annual Report for a description of our license agreements, which includes a description of the termination provisions of these agreements.

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

While we normally seek to obtain the right to control the prosecution and maintenance of the patents relating to our product candidates and companion diagnostic, there may be times when the filing and prosecution activities for platform technology patents that relate to our product candidates and companion diagnostic are controlled by our licensors. For example, we do not have the right to prosecute and maintain the patent rights licensed to us under agreements with each of The Regents of the University of California, AmpliPhi (including the patent rights sublicensed to us from UPenn), Virovek Incorporation, AskBio and Dr. Martin J. Kaplitt, and our ability to have input into such filing and prosecution activities is limited. If these licensors or any of our future licensors fail to appropriately prosecute and maintain patent protection for patents covering any of our product candidates or companion diagnostic, our ability to develop and commercialize those product candidates and companion diagnostic may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

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

The market price of our common stock has been and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical studies or clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	unanticipated serious safety concerns related to the use of any of our product candidates;

•	reports of adverse events in other gene therapy products or clinical trials of such products;

•	inability to obtain additional funding;

•	any delay in filing an IND or BLA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;

•	failure to obtain regulatory and marketing approvals;

•	sales or potential sales of our common stock by us or our stockholders in the future;

•	failure to successfully develop, manufacturers, and commercialize our product candidates or companion diagnostic;

•	failure to enter into collaborations;

•	failure by us or our licensors to prosecute, maintain or enforce our intellectual property rights;

•	our dependence on third parties, including, commercial manufactures, CROs as well as our partners that provide us with our companion diagnostic product;

•	changes in laws or regulations applicable to future products;

•	inability to obtain adequate clinical and commercial product supply for our product candidates or companion diagnostic or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we may provide to the public;

•	failure to meet or exceed the financial projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies; and

•	trading volume of our common stock.

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

Our executive officers, directors, 5% stockholders and their affiliates currently beneficially own a significant percentage of our outstanding voting stock. Therefore, these stockholders have the ability and may continue to have the ability to influence us through this ownership position. These stockholders may be able to determine some or all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Pursuant to our 2013 equity incentive plan, or the 2013 plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2013 plan will automatically increase on January 1 of each year by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2013 employee stock purchase plan, or ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 384,307 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2013 plan and ESPP each year. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline. In addition, we have in the past and may in the future grant inducement grants to prospective employees and consultants, which may result in further dilution and cause our stock price to decline.

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

Our employment agreements with our executive officers and certain other employees may require us to pay severance benefits to any of those persons who are terminated under specified circumstances, including in connection with a change of control of us, which could harm our financial condition or results.

Our executive officers and certain other employees are parties to employment agreements that contain change of control and severance provisions providing for severance and other benefits and acceleration of vesting of stock options in the event of a termination of employment under specified circumstances, including in connection with a change of control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our corporate headquarters are located at 11988 El Camino Real, Suite 650, San Diego, California 92130 in a facility we lease encompassing approximately 10,908 square feet of office space. The lease for this facility expires in September 2021. We also have a short-term lease in Seattle, Washington for approximately 7,000 square feet of office space expiring in June 2016, and are exploring options for a longer term lease for office and laboratory space in Seattle.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The NASDAQ Global Market on January 30, 2014 and trades under the symbol “CLDN”. Prior to January 30, 2014, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the period indicated.

	Price Range
	High	Low
Year Ended December 31, 2014
First Quarter (commencing January 30, 2014)	$17.16	$7.45
Second Quarter	$16.47	$7.82
Third Quarter	$16.72	$9.20
Fourth Quarter	$20.85	$9.20

Holders of Record

As of March 13, 2015, there were approximately 24 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Dividend Policy

We have never declared or paid any dividends on our common stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our ability to pay dividends is currently restricted by the terms of our loan agreement with Hercules. Any future determination to pay dividends, if permitted, will be made at the discretion of our board of directors.

Recent Sales of Unregistered Securities

During the year ended December 31, 2014, we issued and sold the following unregistered securities:

On May 27, 2014, we issued 25,481 shares of our common stock to Novartis International Pharmaceutical Investment Ltd pursuant to the exercise of a warrant for approximately $0.1 million in cash. The offer, sale and issuance of the foregoing shares of common stock were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D thereunder as transactions by an issuer not involving a public offering.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Performance Graph

The following graph shows a comparison from January 30, 2014 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2014 of the cumulative total return for our common stock, the NASDAQ Biotechnology Index (NBI) and the NASDAQ Composite Index (CCMP). The graph assumes an initial investment of $100 on January 30, 2014. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

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

The net proceeds from our initial public offering have been invested in highly-liquid money market funds and investment grade corporate debt securities, pending their use. Our cash requirements for the year ended December 31, 2014 were primarily met with sources of liquidity available to us at December 31, 2013, prior to our initial public offering. As of December 31, 2014, we have used approximately $11.6 million of the net proceeds from our initial public offering. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b), except we intend to dedicate all or a portion of the net proceeds received by us from the full exercise of the underwriters’ option to purchase additional shares to a trial of MYDICAR for the treatment of AVF maturation failure.

ITEM 6. Selected Financial Data

The following selected financial data should be read in conjunction with our audited financial statements located elsewhere in this Annual Report on Form 10-K and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Amounts are in thousands, except share and per share data.

	Years Ended December 31,			Six Months Ended December 31, 2011	Year Ended June 30, 2011
	2014	2013	2012
Consolidated Statements of Operations Data:
Operating expenses:
Research and development	$22,676	$16,927	$13,314	$1,252	$4,193
General and administrative	10,342	3,037	2,631	920	1,832

Total operating expenses	33,018	19,964	15,945	2,172	6,025

Loss from operations	(33,018)	(19,964)	(15,945)	(2,172)	(6,025)
Other income (expense)	(835)	(127)	74	(689)	(965)

Consolidated net loss	(33,853)	(20,091)	(15,871)	(2,861)	(6,990)
Net loss attributable to non-controlling interest	—	96	154	—	—

Net loss attributable to Celladon Corporation	(33,853)	(19,995)	(15,717)	(2,861)	(6,990)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(343)	—	—
Change in fair value of non-controlling interest	—	(3,105)	(154)	—	—
Deemed dividend	—	(856)	—	—	—

Net loss attributable to common stockholders	$(33,853)	$(23,956)	$(16,214)	$(2,861)	$(6,990)

Net loss per share attributable to common stockholders, basic and diluted (1)	$(1.82)	$(27.09)	$(19.74)	$(1,022.52)	$(2,729.66)

Weighted-average shares outstanding, basic and diluted	18,603,605	884,179	821,568	2,798	2,561

	As of December 31,
	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$84,948	$18,370	$35,511	$468
Working capital (deficit)	81,477	11,990	31,159	(14,835)
Total assets	89,110	21,154	35,929	636
Redeemable non-controlling interest	—	—	4,814	—
Redeemable convertible preferred stock	—	60,098	52,274	—
Convertible preferred stock	—	5,450	5,450	56,282
Deficit accumulated	(146,439)	(112,586)	(92,591)	(76,874)
Total stockholders’ equity (deficit)	72,104	(50,991)	(28,416)	(70,979)

(1)	See Note 1 to our consolidated financial statements appearing elsewhere in this Report for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders and the number of shares used in the computation of the per share amounts.

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

Overview

We are a clinical-stage biotechnology company with industry-leading expertise in the development of cardiovascular gene therapy. We apply our leadership position in the field of gene therapy and calcium dysregulation to develop novel therapies for diseases with high unmet medical needs. Our therapeutic portfolio for diseases characterized by SERCA enzyme deficiency includes both gene therapies and small molecule compounds. We are evaluating our lead product candidate, MYDICAR, in a 250-patient randomized, double-blind, placebo-controlled international Phase 2b trial in patients with heart failure for reduced ejection fraction or HFrEF (also referred to as systolic heart failure), which we refer to as CUPID 2. We completed enrollment of CUPID 2 in February 2014, reached the primary analysis data cutoff in February 2015 and expect to unblind the data and announce results in late April 2015. If successful, these results, along with other studies, could form the basis for regulatory submissions for approval with the United States Food and Drug Administration, or FDA, and European Medicines Agency, or EMA. We also plan to develop MYDICAR for additional indications, such as AVF maturation failure, and for the treatment of patients with advanced heart failure who are on an LVAD. Subject to raising additional capital, we also may initiate development programs in heart failure for preserved ejection fraction or HFpEF (also referred to as diastolic heart failure), which is caused by the inability of the heart to relax normally between contractions, and pulmonary arterial hypertension, or PAH, which is characterized by a SERCA2a deficiency in VSMC. MYDICAR has demonstrated potential disease-modifying capability in preclinical models of these diseases. We currently hold worldwide rights to MYDICAR and plan to commercialize MYDICAR for all approved heart failure indications using a targeted sales force in the United States focused on selected cardiologists and heart failure specialists who treat the majority of heart failure patients.

We have incurred net losses in each year since our inception. Our consolidated net losses were approximately $33.9 million and $20.1 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, we had an accumulated deficit of approximately $146.4 million. Substantially all our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We anticipate that our expenses will increase substantially if and as we:

•	further validate and develop the manufacturing process for MYDICAR and our companion diagnostic, including commercial scale-up and contract for the construction and operation of one or more commercial manufacturing facilities, and validate and develop manufacturing processes for our other product candidates and any related companion diagnostics;

•	initiate, expand or accelerate preclinical and clinical development activities for our lead product candidate, MYDICAR, including with respect to clinical trials of MYDICAR for HFrEF. Ongoing and planned clinical trials of MYDICAR for HFrEF include CUPID 2, CUPID 3, the LVAD trial, the AAV1 NAb positive trial, the viral shedding trial and a higher dose trial. If supported by data, we also plan to conduct preclinical and potentially clinical activities to evaluate MYDICAR for the treatment of AVF maturation failure, and clinical trials of MYDICAR for the treatment of heart failure for preserved ejection fraction, or HFpEF, (also referred to as diastolic heart failure) and other indications such as PAH;

•	advance our additional preclinical assets, including our stem cell factor gene therapy and our small molecule platform targeting SERCA2 enzymes;

•	continue our research and preclinical development of our product candidates and seek to identify and validate additional product candidates;

•	seek regulatory and marketing approvals for MYDICAR and its companion diagnostic and any other product candidate that successfully completes clinical trials;

•	establish a sales, marketing and distribution infrastructure in the United States to commercialize any products for which we obtain marketing approval;

•	acquire rights to other product candidates and technologies;

•	change or add manufacturers or suppliers;

•	maintain, expand and protect our intellectual property portfolio;

•	make milestone or other payments under any in-license or collaboration agreement;

•	attract and retain skilled personnel;

•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and

•	experience any delays or encounter issues with any of the above.

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

Financial Overview

Research and Development Expenses

To date, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials, developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and related overhead expenses, which include stock-based compensation and benefits for personnel in research and development functions;

•	fees paid to contract manufacturers for commercial scale-up activities;

•	fees paid to consultants and contract research organizations, or CROs, including in connection with our preclinical studies and clinical trials and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial material management and statistical compilation and analysis;

•	costs related to acquiring and manufacturing clinical trial materials, including continued testing such as process validation and stability of drug product;

•	costs related to compliance with regulatory requirements; and

•	payments related to licensed products and technologies.

From our inception through December 31, 2014, we have incurred approximately $114.7 million in research and development expenses, of which we estimate $108.7 million relates to our development of MYDICAR. We plan to increase our research and development expenses for the foreseeable future as we continue to develop MYDICAR for the treatment of HFrEF and our companion diagnostic, as well as, subject to the availability of additional funding, further advance the development of our other product candidates and MYDICAR for additional indications. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, in connection with our clinical trials, developing manufacturing capabilities and costs related to acquiring and manufacturing clinical trial materials. We typically use our employee and infrastructure resources across multiple research and development programs.

The successful development of our clinical and preclinical product candidates and companion diagnostic is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or preclinical product candidates or companion diagnostic or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with the development of our product candidates and companion diagnostic, including:

•	the uncertainty of the scope, rate of progress and expense of our ongoing, as well as additional, clinical trials and other research and development activities;

•	the potential benefits of our product candidates over other therapies;

•	our ability to market, commercialize and achieve market acceptance for any product candidate or companion diagnostic that we are developing or may develop in the future;

•	ongoing and future clinical trial results;

•	the timing and receipt of any regulatory approvals of MYDICAR for HFrEF, and approval to initiate a clinical trial to evaluate MYDICAR for the treatment of AVF maturation failure, an AAV1 NAb positive trial and a viral shedding trial; and

•	the filing, prosecuting, defending and enforcing of patent claims and other intellectual property rights, and the expense of doing so.

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

MYDICAR

The majority of our research and development resources are currently focused on our ongoing CUPID 2 trial, commercialization and manufacturing preparations, clinical trials and other work needed to submit MYDICAR for regulatory approval in the United States and Europe. We have incurred, and expect to continue to incur, significant expense in connection with these efforts, including expenses related to:

•	the development of manufacturing capabilities for the commercial production of MYDICAR;

•	conduct of our CUPID 2 trial of MYDICAR and the enrollment and conduct of an AVF trial, AAV NAb positive trial, viral shedding trial for patients with HFrEF, exploring the feasibility of plasma exchange in removing AAV1 NAbs in advanced heart failure patients prior to treatment with MYDICAR, and research and, pending outcome of CUPID2 data, clinical development of MYDICAR for the treatment of HFpEF; and

•	commercial scale-up, validation and automation activities related to our companion diagnostic.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, legal, finance and administration, corporate development and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses include accounting and legal services, expenses associated with obtaining and maintaining patents, the cost of various consultants, occupancy costs and information systems costs.

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies related to clinical trial expenses and valuation of stock-based compensation are the most critical for fully understanding and evaluating our financial condition and results of operations.

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

Our objective is to reflect the appropriate clinical trial expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of completion of clinical trials, or the services completed. During the course of a clinical trial, we adjust the rate of clinical trial expense recognition if actual results differ from the estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. Although we do not expect that our estimates will be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting amounts that are too high or too low for any particular period. Through December 31, 2014, there had been no material adjustments to our prior period estimates of accrued expenses for clinical trials. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials.

Stock-Based Compensation

Compensation expense for stock-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (ESPP), represents the grant date fair value of the awards recognized over the requisite service period (usually the vesting period) on a straight-line basis, net of estimated forfeitures. For stock option grants with performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved.

We account for stock options granted to non-employees using the fair-value approach. These options are subject to periodic revaluation over their vesting terms.

We estimate the fair value of our stock-based payment awards using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (a) the risk-free interest rate, (b) the expected volatility of our stock, (c) the expected term of the award and (d) the expected dividend yield. Until our recently completed initial public offering, there was no public market for the trading of our common stock. Due to this fact and a lack of company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours, including enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected life of our employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rate is based on U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

Other Information

Net Operating Loss Carryforwards

As of December 31, 2014, we had federal and California tax net operating loss carryforwards of approximately $82.2 million and $77.0 million, respectively. The federal net operating loss carryforwards will begin to expire in 2027 unless previously utilized, and the state net operating loss carryforwards have already begun to expire, and will continue to do so, unless utilized. As of December 31, 2014, we had federal and California research and development tax credit carryforwards of approximately $1.3 million each. The federal research and development tax credit carryforwards will begin to expire in 2032, unless previously utilized. The California research and development tax credit carryforwards are available indefinitely until utilized.

The future utilization of net operating loss and tax credit carryforwards may be limited due to changes in ownership. In general, if we experience a greater than 50% aggregate change in ownership of certain significant stockholders or groups over a three-year period, or a Section 382 ownership change, utilization of our pre-change net operating loss carryforwards would be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state laws. The annual limitation is generally determined by multiplying the value of our stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the pre-change net operating loss carryforwards before utilization and may be substantial. We completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred since our formation through December 31, 2014. Based upon the results of this study, we determined that several ownership changes had occurred and we reduced our deferred tax asset with a corresponding adjustment to the valuation allowance accordingly. We have recorded a valuation allowance for the full amount of the remaining portion of the deferred tax asset related to our net operating loss and research and development tax credit carryforwards. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013 (in thousands):

	Years Ended December 31,		Increase / (Decrease)
	2014	2013
Research and development	$22,676	$16,927	$5,749
General and administrative	10,342	3,037	7,305
Total other income (expense)	(835)	(127)	(708)

Research and Development Expenses. Research and development expenses were $22.7 million and $16.9 million for the years ended December 31, 2014 and 2013, respectively. The increase of approximately $5.7 million was due primarily to an increase of $5.7 million in expenses during 2014 associated with the drug substance manufacturing scale-up, $1.7 million in personnel costs related to an increase in headcount, $0.6 million in non-clinical studies related to MYDICAR, $0.4 million in stock-based compensation, $0.3 million in consulting, regulatory and other costs offset by a decrease of $3.0 million in clinical costs due to the completion of enrollment in our CUPID2 trial in the first quarter of 2014. We expect that our overall research and development expenses will increase in 2015 as we initiate additional clinical trials and continue manufacturing scale-up activities.

General and Administrative Expenses. General and administrative expenses were $10.3 million and $3.0 million for the years ended December 31, 2014 and 2013, respectively. The increase of approximately $7.3 million was due primarily to an increase of $2.5 million in compensation expense related to an increase in headcount, $2.1 million in costs associated with operating as a publicly traded company, including investor relations, legal, audit, insurance, taxes and director fees, $1.5 million in stock-based compensation, $0.7 million in marketing costs and $0.5 million in patent, office and other costs. We expect that our general and administrative expenses will increase as we continue to operate as a public company, including costs to comply with corporate governance and internal controls, and as we add personnel to support product commercialization efforts.

Other Expense. Other expense was $0.8 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively. The other expense for the year ended December 31, 2014 consisted primarily of $0.7 million of expense related to the accretion of debt discount and interest charges on our term loan, $0.2 million increase in fair value of the warrant liability prior to reclassification to equity upon our initial public offering and $29,000 foreign currency exchange loss offset by $0.1 million in interest income on our investments. The other expense for the year ended December 31, 2013 consisted primarily of $0.2 million of other expense related to an increase in the fair value of the outstanding warrant liability and $45,000 of interest expense related to the amortization of debt discount on the outstanding convertible debt, offset by $0.1 million of interest income on our investments and $25,000 foreign currency exchange gain.

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

General and Administrative Expenses. General and administrative expenses were $3.0 million and $2.6 million for the years ended December 31, 2013 and 2012, respectively. The increase of approximately $0.4 million was due primarily to an increase in compensation expense related to an increase in headcount and professional fees associated with transitioning our company into a public company, offset by a reduction in outside legal services due to the completion of the establishment of our former European subsidiary, Celladon Europe, and legal costs associated with licensing activities in 2012.

Other Income (Expense). Other income (expense) was $(0.1) million and $74,000 for the years ended December 31, 2013 and 2012, respectively. The other expense for the year ended December 31, 2013 consisted primarily of $0.2 million of other expense related to an increase in the fair value of our outstanding warrant liability and $45,000 of interest expense related to the amortization of debt discount on our outstanding convertible debt, offset by $0.1 million of interest income on our investments and $25,000 foreign currency exchange gain. The other income for the year ended December 31, 2012 consisted primarily of interest income on our investments offset by interest expense on outstanding convertible debt.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of December 31, 2014, we had an accumulated deficit of approximately $146.4 million. We anticipate that we will continue to incur net losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements.

Since our inception through December 31, 2014, we have funded our operations primarily from the sale of our equity and debt securities. As of December 31, 2014, we had cash, cash equivalents and investments of approximately $84.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Our initial public offering completed in February 2014 resulted in net proceeds to us of $44.3 million after deducting underwriting discounts and commission and offering expenses payable by us, including $1.7 million in offering costs paid by us prior to December 31, 2013. The outstanding principal and accrued interest thereon under our outstanding convertible promissory notes converted into shares of our common stock upon the closing of our initial public offering. On July 31, 2014, we entered into a Loan Agreement with Hercules under which we can borrow up to $25.0 million in two tranches. On August 1, 2014, we borrowed the first tranche in the amount of $10.0 million and received $9.6 million, net of fees. The second tranche of up to $15.0 million can be drawn at our option through June 30, 2015 (amended from May 31, 2015), subject to the satisfaction of certain funding conditions related to our clinical development of MYDICAR. Our underwritten public offering completed in August 2014 resulted in net proceeds to us of $40.7 million after deducting underwriting discounts and commission and offering expenses payable by us.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net cash provided by (used in):
Operating activities	$(29,259)	$(16,196)	$(14,637)
Investing activities	(61,188)	10,854	(21,833)
Financing activities	96,979	(596)	49,843

Net (decrease) increase in cash and cash equivalents	$6,532	$(5,938)	$13,373

Operating activities. Net cash used in operating activities of $29.3 million during the year ended December 31, 2014 was primarily a result of our net loss of $33.9 million. The primary difference between our net loss and our cash used in operating activities was $3.3 million of non-cash stock-based compensation, $0.4 million of interest income related to the amortization of discounts and premiums paid on investment securities, $0.4 million of noncash interest related to the accretion of debt discount on our term loan, $0.2 million related to the change in fair value of our outstanding warrant liability, $0.2 million of depreciation expense and $0.1 million relating to changes in our operating assets and liabilities.

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

Investing Activities. Net cash used in investing activities of $61.2 million during the year ended December 31, 2014 was primarily a result of $60.5 million in net purchases of investment securities and $0.7 million in purchases of property and equipment.

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

Financing Activities. Net cash provided by financing activities during the year ended December 31, 2014 consisted primarily of $94.3 million in proceeds received and $7.7 million in costs paid in connection with our public offerings, $9.6 million in net borrowings under our term loan, $0.7 million in proceeds from the exercise of stock options and sale of shares under our employee stock purchase plan and $0.1 million in proceeds upon the exercise of warrants in exchange for common stock.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments, as well as borrowings available to us under our loan facility with Hercules, will enable us to fund our operations for at least the next 12 months. We intend to use our existing cash, cash equivalents and short-term investments to fund development activities, including commercial manufacturing capabilities, related to MYDICAR for the treatment of HFrEF, including patients with existing LVADs, AVF maturation failure, internal salaries and external costs related to completion of our CUPID 2 trial and the remainder to fund working capital, including general operating expenses. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of our product candidates.

Our future capital requirements will depend on many factors, including:

•	the progress, costs, results and timing of our CUPID 2 trial, and the clinical development of MYDICAR for other potential indications;

•	the willingness of the FDA to accept CUPID 2, as well as our other completed and planned preclinical studies and clinical trials and other work, as the basis for review and regulatory approval of MYDICAR for the treatment of HFrEF and for other potential indications;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the costs associated with securing, establishing and maintaining commercialization and manufacturing capabilities;

•	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development;

•	the ability of our product candidates to progress through clinical development successfully;

•	our need to expand our research and development activities;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to hire additional management and scientific, medical and sales personnel;

•	the effect of competing technological and market developments; and

•	our need to implement additional internal systems and infrastructure, including financial and reporting systems.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2014 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Long-term obligations (1)	$11,762	$1	$7,485	$4,276	$—
Interest commitment on long-term obligations (1)	1,980	840	1,107	33	—
Operating leases obligations	3,054	466	972	840	776

Total	$16,796	$1,307	$9,564	$5,149	$776

(1)	Primarily consists of $10.0 million term loan borrowed by us on August 1, 2014 under our loan and security agreement with Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc. dated July 31, 2014. A final payment equal to $1.8 million will be due at such time as all amounts borrowed under the loan and security agreement are prepaid or become due and payable. The term loan has a scheduled maturity date of February 1, 2018. Also included in our long-term obligations is a nominal obligation for the capital lease of office equipment.

Additionally, we have entered and will continue to enter into contracts in the normal course of business with CROs for clinical trials and with vendors for preclinical research studies and other services and products for operating purposes. These agreements generally provide for termination or cancellation within 180 days or less of notice, and therefore are not included in the table above. We have also entered into an agreement with a contract manufacturer to conduct the initial work necessary to prepare for the potential manufacture of MYDICAR drug substance denominated in euros with a minimum contractual payments clause. As of December 31, 2014, we have a remaining obligation of €3.8 million which, under the terms of the contract, is expected to be paid within a one year period.

Each of our license agreements under which we may be required to pay an annual fee to maintain the license is generally cancelable by us, given appropriate prior written notice and, as such, is excluded from the table above. The annual amounts payable by us to maintain our existing licenses is approximately $0.6 million. In addition, we have payment obligations under license agreements that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. As of December 31, 2014, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above. We have potential milestone payment obligations of approximately $5.0 million, assuming only one product is developed or commercialized under each of our existing license agreements.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the Securities and Exchange Commission.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. On January 1, 2014, we adopted this standard, which had no impact on our financial position or results of operations.

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 a) eliminates the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows and shareholder equity, b) amends Topic 275 to clarify that the risk and uncertainty disclosure requirements apply to entities that have not commenced principal operations, c) eliminates the exception related to the sufficiency of equity at risk for development stage entities from the guidance on variable interest entities in paragraph 810-10-15-16 to increase consistency in application of consolidated guidance across all entities and d) removes the definition of development stage entities from the Master Glossary of the Accounting Standards Codification. The amendments in this Update are to be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with an option for early adoption. We adopted this guidance prior to filing this Annual Report on Form 10-K for the year ended December 31, 2014. The adoption of ASU 2014-10 impacted disclosure only and did not have any impact on financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. This standard is effective for annual reporting periods ending after December 15, 2015 and interim periods within those annual periods. Early application is permitted. The adoption of this guidance is expected to have no impact on our financial position or results of operations.

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

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity, which requires the use of the whole instrument approach in determining the nature of a host contract in a hybrid instrument. This standard is effective for annual reporting periods ending after December 15, 2015 and interim periods within those annual periods. Early application is permitted. The adoption of this guidance is expected to have no impact on our financial position or results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We have market risk exposure related to our cash, cash equivalents and investments. We invest our excess cash in highly liquid short-term investments such as money market funds. Changes in interest rates affect the investment income we earn on our investments and therefore impacts our cash flows and results of operations.

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

We also have interest rate exposure as a result of our secured term loan with Hercules. As of December 31, 2014, the outstanding principal amount of the term loan was $10.0 million. The outstanding principal under the loan accrues interest at a rate equal to the greater of (i) 8.25% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 8.25%. Changes in the prime rate may therefore affect our interest expense associated with our secured term loan.

If a 10% change in interest rates from the interest rates on December 31, 2014 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio or on our interest expense obligations with respect to outstanding borrowed amounts.

As of December 31, 2014, we had contractual payment obligations denominated in euros of approximately €3.8 million pursuant to our letter agreement with Novasep. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the year ended December 31, 2014. A 10% change in the euro-to-dollar exchange rate on December 31, 2014 would not have had a material effect on our results of operations or financial condition.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Celladon Corporation

We have audited the accompanying consolidated balance sheets of Celladon Corporation, as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celladon Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

March 31, 2015

Celladon Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$14,435	$7,903
Short-term investments	70,513	10,467
Prepaid expenses and other assets	3,135	180

Total current assets	88,083	18,550
Property and equipment, net	763	308
Other assets	264	2,296

Total assets	$89,110	$21,154

Liabilities, preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$5,803	$2,908
Accrued clinical expenses	731	1,478
Accrued interest	71	14
Current portion of long-term obligations	1	—
Convertible notes, net of discount	—	1,044
Warrant liability	—	1,116

Total current liabilities	6,606	6,560
Term loan, net of discount	10,102	—
Non-current liabilities	298	37
Commitments and contingencies (Note 5)
Series A-1 redeemable convertible preferred stock, $0.0001 par value:
Authorized shares—none and 135,826,497 at December 31, 2014 and 2013, respectively; issued and outstanding shares—none and 127,140,530 at December 31, 2014 and 2013, respectively; liquidation preference—none and $114,172 at December 31, 2014 and 2013, respectively	—	60,098
Convertible preferred stock, $0.0001 par value:
Authorized shares—none and 12,138,080 at December 31, 2014 and 2013, respectively; issued and outstanding shares—none and 12,138,080 at December 31, 2014 and 2013, respectively; liquidation preference—none and $5,450 at December 31, 2014 and 2013, respectively	—	5,450
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; authorized shares—10,000,000 and none at December 31, 2014 and 2013, respectively; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized shares—200,000,000 and 180,000,000 at December 31, 2014 and 2013, respectively; issued and outstanding—23,490,737 and 884,179 at December 31, 2014 and 2013, respectively	23	—
Additional paid-in capital	218,528	61,593
Accumulated other comprehensive (loss) income	(8)	2
Accumulated deficit	(146,439)	(112,586)

Total stockholders’ equity (deficit)	72,104	(50,991)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$89,110	$21,154

See accompanying notes.

Celladon Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31,
	2014	2013	2012
Operating expenses:
Research and development	$22,676	$16,927	$13,314
General and administrative	10,342	3,037	2,631

Total operating expenses	33,018	19,964	15,945

Loss from operations	(33,018)	(19,964)	(15,945)
Other income (expense):
Interest income	118	69	35
Interest expense	(741)	(59)	(108)
Other (expense) income	(29)	25	147
Change in fair value of warrant liability	(183)	(162)	—

Consolidated net loss	(33,853)	(20,091)	(15,871)
Net loss attributable to non-controlling interest	—	96	154

Net loss attributable to Celladon Corporation	(33,853)	(19,995)	(15,717)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(343)
Change in fair value of non-controlling interest	—	(3,105)	(154)
Deemed dividend	—	(856)	—

Net loss attributable to common stockholders	$(33,853)	$(23,956)	$(16,214)

Other comprehensive loss:
Unrealized (loss) gain on investments	(10)	(7)	9

Comprehensive loss	$(33,863)	$(20,098)	$(15,862)

Net loss per share attributable to common stockholders, basic and diluted	$(1.82)	$(27.09)	$(19.74)

Weighted-average shares outstanding, basic and diluted	18,603,605	884,179	821,568

See accompanying notes.

Celladon Corporation

Consolidated Statements of Preferred Stock and Stockholders’ Deficit

(in thousands, except share data)

	Series A-1 Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Special Voting Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	—	$—	39,186,807	$56,282	—	$—	2,798	$5,895	$—	$—	$(76,874)	$(70,979)
Issuance of common stock	—	—	—	—	—	—	55	—	—	—	—	—
Conversion of Series A, B, B-1 and C preferred stock to common stock	—	—	(39,186,807)	(56,282)	—	—	31,374	56,282	—	—	—	56,282
Issuance of preferred stock and common stock in connection with conversion of debt and accrued interest	15,160,301	6,807	12,138,080	5,450	—	—	849,952	2,188	—	—	—	2,188
Delaware reincorporation	—	—	—	—	—	—	—	(64,168)	64,168	—	—	—
Issuance of special voting stock	—	—	—	—	1	1	—	—	—	—	—	—
Issuance of Series A-1 preferred stock, net of $343 of offering costs	101,263,824	45,124	—	—	—	—	—	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	343	—	—	—	—	—	(252)	(91)	—	—	(343)
Stock-based compensation	—	—	—	—	—	—	—	55	243	—	—	298
Change in fair value of redeemable non-controlling interest	—	—	—	—	—	—	—	—	(154)	—	—	(154)
Consolidated net loss	—	—	—	—	—	—	—	—	—	—	(15,871)	(15,871)
Net loss attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	—	154	154
Unrealized gain on investment securities	—	—	—	—	—	—	—	—	—	9	—	9

Balance at December 31, 2012	116,424,125	52,274	12,138,080	5,450	1	1	884,179	—	64,166	9	(92,591)	(28,416)
Stock-based compensation	—	—	—	—	—	—	—	—	1,388	—	—	1,388
Change in fair value of redeemable non-controlling interest	—	—	—	—	—	—	—	—	(3,105)	—	—	(3,105)
Share exchange related to non-controlling interest and special voting stock	10,716,405	7,824	—	—	(1)	(1)	—	—	—	—	—	—
Deemed dividend	—	—	—	—	—	—	—	—	(856)	—	—	(856)
Consolidated net loss	—	—	—	—	—	—	—	—	—	—	(20,091)	(20,091)
Net loss attributable to redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	—	96	96
Unrealized loss on investment securities	—	—	—	—	—	—	—	—	—	(7)	—	(7)

Balance at December 31, 2013	127,140,530	$60,098	12,138,080	$5,450	—	$—	884,179	$—	$61,593	$2	$(112,586)	$(50,991)

Celladon Corporation

Consolidated Statements of Preferred Stock and Stockholders’ Deficit

(in thousands, except share data)

	Series A-1 Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Special Voting Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	127,140,530	60,098	12,138,080	5,450	—	—	884,179	—	61,593	2	(112,586)	(50,991)
Impact of initial public offering
Initial public offering of common stock, net of $6,342 in offering costs	—	—	—	—	—	—	6,325,000	6	44,252	—	—	44,258
Conversion of convertible notes into common stock	—	—	—	—	—	—	139,644	—	1,117	—	—	1,117
Conversion of convertible preferred stock into common stock	(127,140,530)	(60,098)	(12,138,080)	(5,450)	—	—	11,151,192	11	65,537	—	—	65,548
Warrant liability reclassification	—	—	—	—	—	—	—	—	1,299	—	—	1,299
Common stock issuance upon exercise of warrants	—	—	—	—	—	—	25,481	—	143	—	—	143
Public offering of common stock, net of $3,011 of offering costs	—	—	—	—	—	—	4,600,000	5	40,684	—	—	40,689
Stock-based compensation	—	—	—	—	—	—	—	—	3,319	—	—	3,319
Exercise of stock options	—	—	—	—	—	—	340,220	1	406	—	—	407
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	25,021	—	178	—	—	178
Consolidated net loss	—	—	—	—	—	—	—	—	—	—	(33,853)	(33,853)
Unrealized loss on investment securities	—	—	—	—	—	—	—	—	—	(10)	—	(10)

Balance at December 31, 2014	—	$—	—	$—	—	$—	23,490,737	$23	$218,528	$(8)	$(146,439)	$72,104

See accompanying notes.

Celladon Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Consolidated net loss	$(33,853)	$(20,091)	$(15,871)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	153	67	64
Stock-based compensation	3,319	1,388	298
Noncash interest expense	388	59	108
Amortization of investment premium	393	255	124
Change in fair value of warrant liability	183	162	—
Loss on disposal of property and equipment	1	—	—
Deferred rent	74	17	28
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,860)	104	(266)
Accounts payable and accrued expenses	2,935	1,843	878
Other liabilities	8	—	—

Net cash used in operating activities	(29,259)	(16,196)	(14,637)
Cash flows from investing activities
Purchases of investment securities	(90,659)	(17,860)	(26,751)
Proceeds from maturities of investment securities	30,210	28,801	4,966
Purchases of property and equipment	(739)	(87)	(48)

Net cash provided by (used in) investing activities	(61,188)	10,854	(21,833)
Cash flows from financing activities
Proceeds from issuance of common stock	95,028	—	—
Proceeds from issuance of preferred stock, net	—	—	45,140
Proceeds from issuance of exchangeable shares	—	—	4,814
Proceeds from issuance of convertible debt	—	1,097	—
Repayment of convertible debt	—	—	(111)
Costs paid in connection with common stock offerings	(7,661)	(1,693)	—
Proceeds from borrowing under term loan	10,000	—	—
Costs paid in connection with term loan	(387)	—	—
Other	(1)	—	—

Net cash provided by (used in) financing activities	96,979	(596)	49,843

Net increase (decrease) in cash and cash equivalents	6,532	(5,938)	13,373
Cash and cash equivalents, beginning of period	7,903	13,841	468

Cash and cash equivalents, end of period	$14,435	$7,903	$13,841

Supplemental disclosure of cash flow information
Interest paid	$282	$—	$—

Supplemental schedule of noncash investing and financing activities
Conversion of convertible debt and accrued interest for Series A-1 and Junior preferred and common stock	$—	$—	$14,430

Share exchange related to non-controlling interest and special voting stock	$—	$7,824	$—

Deemed dividend	$—	$856	$—

Accrued purchases of property and equipment	$23	$166	$—
Conversion of convertible preferred stock into common stock	$65,548	$—	$—
Conversion of convertible notes into common stock	$1,117	$—	$—
Warrant liability reclassification to equity	$1,299	$—	$—
Capital expenditures funded by capital lease borrowings	$12	$—	$—

See accompanying notes.

Celladon Corporation

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

As of December 31, 2014, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated revenues from its planned principal operations.

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to the fair value of equity awards and clinical trial expense accruals. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates.

Public Offerings

In February 2014, the Company completed its initial public offering of 6,325,000 shares of common stock at an offering price of $8.00 per share, which included the exercise by the underwriters of their option to purchase 825,000 additional shares of common stock. The Company received net proceeds of $44.3 million after deducting underwriting discounts and commission and offering expenses payable by the Company, including $1.7 million in offering costs paid by the Company prior to December 31, 2013. In connection with the initial public offering, all outstanding shares of convertible preferred stock were converted into shares of common stock, the outstanding principal and accrued interest on the Company’s outstanding convertible notes were converted into shares of common stock and the unamortized debt discount related to the convertible notes was charged to expense, warrants to purchase shares of Series A-1 preferred stock were converted into warrants to purchase common stock, the warrant liability was reclassified to additional paid-in capital, and the Company’s certificate of incorporation was amended and restated to authorize 200,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. See Note 7 for additional information.

In August 2014, the Company completed an underwritten public offering of 4,600,000 shares of common stock at an offering price of $9.50 per share, which included the exercise by the underwriters of their option to purchase 600,000 additional shares of common stock. The Company received net proceeds of $40.7 million after deducting underwriting discounts and commission and offering expenses payable by the Company. See Note 7 for additional information.

Principles of Consolidation

On April 27, 2012, Celladon formed a subsidiary, Celladon Europe B.V. (Celladon Europe), a Dutch limited liability company, for the purpose of managing the new capital investment made by Cooperatief LSP IV U.A. (LSP) related to Celladon’s Series A-1 preferred stock (see Note 2). From its inception to June 6, 2013 the subsidiary was 90% owned by Celladon and from June 6, 2013 to December 29, 2014 the subsidiary was wholly owned by Celladon. Celladon Europe was dissolved on December 30, 2014. The financial statements of Celladon Europe are consolidated with those of the Company. All intercompany transactions and balances were eliminated in consolidation. The U.S. dollar was the functional currency of Celladon Europe. The Company remeasured Celladon Europe’s assets and liabilities related to monetary assets and liabilities to the U.S. dollar and recorded the net gains or losses resulting from remeasurement in other income (expense) in the consolidated statements of operations and comprehensive loss. During all periods presented, the Company did not record any material gains or losses from remeasurement.

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

Investment Securities

Investment securities primarily consist of investment grade corporate debt securities. The Company classifies all investment securities as available-for-sale. Investments with maturity dates greater than 12 months from the end of each reporting period are classified as long-term. Investment securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders’ equity (deficit) until realized. Realized gains and losses from the sale of investment securities, if any, are determined on a specific identification basis. A decline in the market value of any investment security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. As of December 31, 2014 and December 31, 2013, none of the investment securities have been in an unrealized loss position for more than 12 months. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income. Interest income is recognized when earned.

The following table sets forth the composition of the Company’s investment securities (in thousands):

As of December 31, 2014	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities	Less than 1 year	$70,521	$—	$(8)	$70,513

As of December 31, 2013	Maturity in Years	Amortized Cost	Unrealized		Fair Value
			Gains	Losses
Corporate debt securities	Less than 1 year	$10,465	$2	$—	$10,467

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

Clinical Trial Accruals

As part of the process of preparing its financial statements, the Company is required to estimate its expenses resulting from its obligations under contracts with vendors and consultants and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services and efforts are expended. The Company accounts for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. The Company determines accrual estimates through financial models taking into account discussion with applicable personnel and outside service providers as to the progress or state of consummation of trials, or the services completed. During the course of a clinical trial, the Company adjusts its rate of clinical expense recognition if actual results differ from its estimates. The Company makes estimates of its accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances known at that time. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low for any particular period. Through December 31, 2014, there have been no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials. The Company’s clinical trial accrual is dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors.

Preferred Stock Warrant Liability

The Company had issued freestanding warrants to purchase shares of its convertible preferred stock. The fair value of these warrants is classified as a current liability at December 31, 2013 in the accompanying consolidated balance sheets since the underlying redeemable convertible preferred stock is classified as temporary equity at December 31, 2013 in the accompanying consolidated balance sheets instead of in stockholders’ equity (deficit) in accordance with authoritative guidance for the classification and measurement of redeemable securities. The warrants were recorded at fair value using the Black-Scholes option pricing model with any changes in fair value being recognized as a component of other income (expense) in the accompanying consolidated statements of operations and comprehensive loss. Upon completion of the Company’s initial public offering in February 2014, the warrants no longer required liability accounting and the then fair value of the warrant liability was reclassified into equity.

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

Preferred Stock

The Company classifies preferred stock that is redeemable or subject to liquidation outside of the Company’s control outside of permanent equity. For preferred stock that is contractually redeemable outside of the Company’s control, the carrying value is increased to its redemption value by accretion in the period of issuance. In the absence of retained earnings, these accretion charges are recorded against additional paid-in capital.

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

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee stock option grants and stock purchases under the Employee Stock Purchase Plan (ESPP) recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of estimated forfeitures. The Company estimates the fair value of the awards using the Black-Scholes option pricing model.

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Years Ended December 31,
	2014	2013
Redeemable convertible preferred stock	—	10,179,372
Convertible preferred stock	—	971,820
Warrants for convertible preferred stock	—	231,821
Warrants for common stock	206,340	702
Common stock options	2,408,634	1,543,667

	2,614,974	12,927,382

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

In June 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 a) eliminates the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows and shareholder equity, b) amends Topic 275 to clarify that the risk and uncertainty disclosure requirements apply to entities that have not commenced principal operations, c) eliminates the exception related to the sufficiency of equity at risk for development stage entities from the guidance on variable interest entities in paragraph 810-10-15-16 to increase consistency in application of consolidated guidance across all entities and d) removes the definition of development stage entities from the Master Glossary of the Accounting Standards Codification. The amendments in this Update are to be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with an option for early adoption. The Company adopted this guidance prior to filing this Annual Report on Form 10-K for the year ended December 31, 2014. The adoption of ASU 2014-10 impacted disclosure only and did not have any impact on the Company’s financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. This standard is effective for annual reporting periods ending after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The adoption of this guidance is expected to have no impact on the Company’s financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements Going Concern, which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. This standard is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The adoption of this guidance is expected to have no impact on the Company’s financial position or results of operations.

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity, which requires the use of the whole instrument approach in determining the nature of a host contract in a hybrid instrument. This standard is effective for annual reporting periods ending after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The adoption of this guidance is expected to have no impact on the Company’s financial position or results of operations.

2. Celladon Europe B.V.

In April 2012 and June 2012, LSP invested an aggregate of $4.8 million in Celladon Europe. In exchange for the investment, the Company issued LSP one share of Special Preferred Voting stock and Celladon Europe issued LSP 1,999 non-voting B shares. The 1,999 B shares were exchangeable into 10,716,405 shares of the Company’s Series A-1 preferred stock at the option of LSP. The Company determined that the investment held by LSP in Celladon Europe should be classified as a redeemable non-controlling interest, as the shares of Celladon Europe were not in-substance common stock. In-substance common stock is an investment in an entity that has risk and reward characteristics that are substantially similar to that entity’s common stock. Due to the liability characteristics associated with the shares of Celladon Europe held by LSP, the Company concluded that the investor’s shares were not substantially similar to common stock. The liability characteristics included the investor’s put rights, which provided the investor with the ability to exchange its shares in Celladon Europe for Series A-1 preferred stock of the Company.

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

In May 2014, the Company completed the transfer of the open clinical site contracts from Celladon Europe to Celladon and on December 30, 2014, Celladon Europe was dissolved. Upon dissolution, final administrative fees were settled and cash of approximately $0.1 million was transferred from Celladon Europe to Celladon.

3. Balance Sheet Details

Property and equipment consist of the following (in thousands):

	As of December 31,
	2014	2013
Office furniture and other equipment	$881	$555
Leasehold improvements	246	—
Accumulated depreciation	(364)	(247)

	$763	$308

Accounts payable and accrued expenses consist of the following (in thousands):

	As of December 31,
	2014	2013
Accounts payable	$3,293	$1,397
Accrued compensation	1,909	664
Accrued other	596	839
Current portion of deferred rent	5	8

	$5,803	$2,908

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of December 31, 2014 and 2013, cash and cash equivalents consist primarily of bank deposits with third-party financial institutions and highly liquid money market securities with original maturities at date of purchase of 90 days or less and are stated at cost which approximate fair value and are classified within the Level 1 designation discussed above. Marketable securities are recorded at fair value, defined as the exit price in the principal market in which the Company would transact, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques and include the Company’s investments in corporate debt securities and commercial paper. Financial assets and liabilities that are measured or disclosed at fair value on a recurring basis, and are classified within the Level 3 designation, include the warrant liability and redeemable non-controlling interest. None of the Company’s non-financial assets and liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Cash equivalents measured at fair value as of December 31, 2014 and 2013, are all classified within Level 1. Below is a summary of assets and liabilities measured at fair value (in thousands):

	As of December 31, 2014	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Corporate debt securities	$70,513	$—	$70,513	$—

	As of December 31, 2013	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Corporate debt securities	$10,467	$—	$10,467	$—

Liabilities:
Convertible notes	$1,044	—	—	$1,044
Warrant liability	1,116	—	—	1,116

	$2,160	$—	$—	$2,160

The Company determined the fair value of the convertible notes utilizing an estimated cost of debt for comparable venture backed and mezzanine financings.

The fair value per share of the Company’s underlying Series A-1 preferred stock was used to determine the fair value of the redeemable non-controlling interest and the warrant liability. As of February 4, 2014, December 31, 2013, October 15, 2013 (issuance date of Series A-1 warrants), June 6, 2013 (exchange date of exchangeable shares) and December 31, 2012, the fair value of the Series A-1 preferred stock was $0.64, $0.64, $0.91, $0.73 and $0.449, respectively. The fair value of the Series A-1 preferred stock was determined using either an option pricing model, a hybrid option pricing and probability weighted expected return model or, in the case of the February 4, 2014 and December 31, 2013 values, derived from the Company’s IPO price. The key inputs into the models included the probability and timing of expected liquidity event dates, discount rates and the selection of appropriate market comparable transactions and multiples to apply to the Company’s various historical and forecasted operational metrics.

In addition to the fair value of the underlying Series A-1 preferred stock, the following assumptions were used in the Black-Scholes option pricing model to determine the fair value of the preferred stock warrant liability:

	October 15, 2013	December 31, 2013	February 4, 2014
Risk-free interest rate	1.37%	1.58%	1.58%
Expected volatility	79%	82%	82%
Expected term (in years)	5.0	4.8	4.7
Expected dividend yield	0.0%	0.0%	0.0%

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

	Redeemable Non-Controlling Interest	Convertible Notes	Warrant Liability
Balance at December 31, 2011	$—	$—	$—
Issuance of shares of redeemable non-controlling interest	4,814	—	—
Net loss attributable to redeemable non-controlling interest	(154)	—	—
Change in fair value	154	—	—

Balance at December 31, 2012	4,814	—	—
Issuance of warrants in connection with note and warrant purchase agreement	—	—	954
Issuance of debt	—	999	—
Net loss attributable to redeemable non-controlling interest	(96)	—	—
Changes in fair value	3,105	45	162
Exchange of redeemable non-controlling interest for Series A-1 preferred stock	(7,823)	—	—

Balance at December 31, 2013	—	1,044	1,116
Changes in fair value	—	53	183
Reclassification to equity upon initial public offering	—	—	(1,299)
Conversion to common stock upon initial public offering	—	(1,097)	—
Balance at December 31, 2014	$—	$—	$—

5. Commitments and Contingencies

Note and Warrant Purchase Agreement

In October 2013, the Company entered into a note and warrant purchase agreement with certain existing investors for the sale of up to an aggregate of $1,097,017 of convertible promissory notes (the 2013 Notes) and warrants exercisable to purchase shares of Series A-1 Preferred Stock (the 2013 Warrants).

The terms of the 2013 Notes provided for their automatic conversion (including accrued interest) upon a qualified initial public offering or private placement of equity securities into common stock or other equity securities issued in such private placement at a conversion price per share equal to the initial public offering price or per share purchase price to investors in the private placement. The conversion of the 2013 Notes in the event of a qualified initial public offering or private placement of equity was deemed to be the predominant settlement mechanism. As this predominant settlement mechanism provided for the settlement of a fixed monetary amount in a variable number of equity instruments, the Company concluded that it was appropriate to recognize the 2013 Notes at fair value. The Company valued the 2013 Notes utilizing an estimated cost of debt for comparable venture backed and mezzanine financings. The initial fair value of the 2013 Notes was approximately $1.0 million. Upon completion of the Company’s initial public offering in February 2014, the 2013 Notes plus approximately $20,000 of accrued interest automatically converted into 139,644 shares of common stock.

The 2013 Warrants were initially accounted for as liabilities with subsequent changes in fair value recognized within the consolidated statement of operations. The Company determined that the initial fair value of the 2013 Warrants was $1.0 million. The fair value of the 2013 Warrants was derived from the probability weighted expected return model the Company used to value its common stock. Upon completion of the Company’s initial public offering in February 2014, the warrants no longer require liability accounting and the then fair value of the warrant liability was reclassified into equity. The warrants also became exercisable for an aggregate of 231,821 shares of common stock at an exercise price of $5.61 per share.

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

The Company has recorded research and development expense related to sublicense fees under the agreement of $0.3 million, $0.3 million and $0.3 million, respectively, for the years ended December 31, 2014, 2013 and 2012. Through December 31, 2014, no milestone obligations were incurred under the agreement.

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

The Company is currently in compliance with these milestone requirements. During the term of the agreement, the Company is not obligated to make annual license or maintenance payments, but is obligated to pay to AmpliPhi all royalty and milestone payments that become due and payable by AmpliPhi to UPenn under AmpliPhi’s agreement with UPenn as a result of the Company’s exercise of the sublicense granted under the Company’s agreement with AmpliPhi. This includes a low single-digit tiered percentage royalty on net sales of MYDICAR and any other product covered by the licensed patents sold by the Company, its affiliates or its sublicensees, and up to $850,000 in milestone payments upon the achievement of certain developmental and regulatory milestones related to MYDICAR and any other product covered by the licensed patents. Through December 31, 2014, no milestone obligations were incurred under the agreement. The agreement does not provide either party with termination rights and does not have a provision for expiration or automatic termination. In addition, the Company paid $3.2 million in exchange for certain intangible assets associated with the license agreement that the Company acquired from AmpliPhi in June 2012, which were expensed as in-process research and development during the year ended December 31, 2012.

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

The Company has recorded research and development expense related to license and annual maintenance fees under the agreement of $0.1 million, $0.1 million, and $0.1 million, respectively, for the years ended December 31, 2014, 2013 and 2012. Through December 31, 2014, no milestone obligations were incurred under the agreement.

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

Although the evaluation period under this Agreement has expired, the Company is in the process of completing certain pre-clinical studies of these compounds in coordination with Servier and Servier is continuing to evaluate its potential interest in this program.

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

Other License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired certain intellectual property. Pursuant to each agreement the Company paid a license fee and reimbursed historical patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. Minimum annual payments to maintain these cancelable licenses total an aggregate of approximately $0.2 million and potential future milestone payments total an aggregate of approximately $3.3 million. The Company has recorded research and development expense related to license and annual maintenance fees under the agreements of $0.2 million for each of the years ended December 31, 2014, 2013 and 2012.

Through December 31, 2014, the Company has recorded research and development expense of $0.1 million related to milestone obligations incurred under the agreements.

Leases

The Company leases office space in San Diego, California under long-term operating leases that expire in October 2017 and September 2021. On July 1, 2014, the Company relocated its San Diego office to another location in San Diego and is subleasing the prior space. The Company also has short-term leases for satellite office space in Seattle, Washington and housing accommodation in San Diego that expire in 2015. Rent expense was $0.3 million, $0.1 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. In March 2015, the Company entered into a short-term lease for approximately 7,000 additional square feet of office space in Seattle, Washington that expires in June 2016.

The future minimum annual rental commitments under the lease obligations and sublease rental receipts at December 31, 2014 are as follows (in thousands):

	Lease Obligations	Sublease Rental Receipts	Total
Year ending December 31:
2015	$466	$(75)	$391
2016	487	(77)	410
2017	485	(67)	418
2018	414	—	414
2019	426	—	426
Thereafter	776	—	776

Total	$3,054	$(219)	$2,835

6. Long-Term Obligations

Hercules Loan Agreement

On July 31, 2014, the Company entered into a Loan and Security Agreement (the Loan Agreement) with Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc. (as agent and as a lender, and together with Hercules Technology III, L.P., the Lenders) under which the Company may borrow up to $25.0 million in two tranches (the Loan).

The Company borrowed the first tranche of $10.0 million on August 1, 2014 and paid a facility charge to the Lenders of $150,000 in addition to $37,500 previously paid to the Lenders as a commitment fee. The Company plans to use the proceeds of the Loan to provide additional funding for the development of MYDICAR, for other development programs in its pipeline and for general corporate purposes. The second tranche of up to $15.0 million can be drawn through June 30, 2015 (amended from May 31, 2015), but only if the Company has provided the Lenders with notice that data from the Company’s Phase 2b clinical trial for MYDICAR supports the continued development of MYDICAR for its Breakthrough Therapy designation to either a Phase 3 clinical trial or for registration for approval, as reasonably determined by the Company’s senior management and board of directors (the Milestone). Upon funding of the second tranche of the Loan, the Company will be required to pay a facility charge to the Lenders of $100,000.

The interest rate for each tranche will be calculated at a rate equal to the greater of either (i) 8.25% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 8.25%. Payments under the Loan Agreement are interest only until August 1, 2015 (which will be extended until February 1, 2016 if the Company achieves the Milestone on or before June 30, 2015) (the Amortization Date) followed by equal monthly payments of principal and interest through the scheduled maturity date on February 1, 2018 (the Loan Maturity Date). In addition, a final payment equal to $1,750,000 will be due at such time as the Loan is prepaid or becomes due and payable as specified in the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, excluding its intellectual property but including the proceeds from the sale, licensing or disposition of its intellectual property. The Company’s intellectual property is also subject to customary negative covenants.

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

Capital Lease

In 2014 the Company entered into a capital lease arrangement for office equipment in the Company’s San Diego, California office.

Contractual Payments and Carrying-Value Reconciliation

As of December 31, 2014, future contractual principal and final fee payments on the Company’s debt and capital lease obligations are as follows (in thousands):

Year ending December 31:	Total	Term Loan	Capital Lease
2015	$1	$—	$1
2016	3,432	3,430	2
2017	4,052	4,049	3
2018	4,275	4,271	4
2019	2	—	2

Total	$11,762	$11,750	$12

The following table provides a reconciliation of our future contractual principal and final fee payments on our debt and capital lease obligations to the reported carrying value as of December 31, 2014 (in thousands):

Total loan debt and capital lease obligations	$11,762
Less: Debt discount	(1,659)

Total carrying value:	10,103

Less: Carrying value of current portion of long-term obligations	(1)

Carrying value of long-term obligations, less current portion	10,102

Interest expense for the years ended December 31, 2014, 2013 and 2012 was $0.7 million, $0.1 million and $0.1 million, respectively. Interest expense in 2014 related mainly to the Hercules Loan Agreement and interest expense in prior years related mainly to convertible debt outstanding in those periods.

7. Preferred Stock and Stockholders’ Equity (Deficit)

Preferred Stock

In addition to its redeemable convertible preferred stock, the Company’s convertible preferred stock has been classified as temporary equity at December 31, 2013 on the accompanying consolidated balance sheets instead of in stockholders’ deficit in accordance with authoritative guidance for the classification and measurement of potentially redeemable securities whose redemption is based upon certain change in control events that are outside of the control of the Company, including liquidation, sale or transfer of control of the Company. On February 4, 2014, in connection with the Company’s initial public offering, all outstanding shares of convertible preferred stock were converted into 11,151,192 shares of the Company’s common stock.

The authorized, issued and outstanding shares of preferred stock by series are as follows (in thousands, except share amounts):

	Shares Authorized	Shares Outstanding	Liquidation Preference	Redemption Amount
As of December 31, 2014
Preferred stock	10,000,000	—	—	—

As of December 31, 2013
Redeemable convertible preferred stock:
Series A-1	135,826,497	127,140,530	$114,172	$57,086
Convertible preferred stock:
Junior preferred stock	12,138,080	12,138,080	5,450	—

Total	147,964,577	139,278,610	$119,622	$57,086

Common Stock and Common Stock Warrants

In February 2014, the Company completed its initial public offering in which it sold 6,325,000 shares of common stock at a public offering price of $8.00 per share.

The proceeds received and costs incurred in connection with the Company’s initial public offering, shown in the period received or paid, were as follows (in thousands):

		Year ended December 31,
	Total	2014	2013
Gross proceeds (including over-allotment)	$50,600	$50,600	$—
Underwriting discounts and commissions	(3,542)	(3,542)	—
Offering costs	(2,800)	(1,107)	(1,693)

Net proceeds	$44,258	$45,951	$(1,693)

In addition, each of the following occurred on February 4, 2014 in connection with the Company’s initial public offering:

•	Series A-1 redeemable convertible preferred stock outstanding (127,140,530 shares) and Junior preferred convertible stock outstanding (12,138,080 shares) were converted into 10,179,372 and 971,820 shares of the Company’s common stock, respectively;

•	the outstanding principal balance of $1,097,017 and accrued interest of $20,000 on convertible promissory notes converted into 139,644 shares of the Company’s common stock;

•	warrants to purchase 2,895,570 shares of Series A-1 preferred stock were converted into warrants to purchase 231,821 shares of the Company’s common stock and the warrant liability was reclassified to additional paid-in capital.

In August 2014, the Company completed an underwritten public offering in which it sold 4,600,000 shares of common stock at a public offering price of $9.50 per share. The proceeds received and costs incurred in connection with this offering, shown in the period received or paid, were as follows (in thousands):

2014
Gross proceeds (including option to purchase additional shares)	$43,700
Underwriting discounts and commissions	(2,622)
Offering costs	(389)

Net proceeds	$40,689

The following table summarizes the fully exercisable warrants outstanding for the purchase of common stock as of December 31, 2014 and 2013:

December 31,		Exercise Price	Expiration Date
2014	2013
—	80	$224.82	January 2015
—	622	$12.49	October 2016
206,340	—	$5.61	October 2018

206,340	702

Stock Options

Options granted under the Company’s equity incentive plans generally expire no more than 10 years from the date of grant and generally vest and become exercisable over a period not to exceed four years, as determined by the Company’s board of directors. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant.

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

A summary of the Company’s stock option activity under the Prior Plans and 2013 Plan is as follows:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in 000’s)
Outstanding at December 31, 2013	1,543,667	$3.19	8.66	$9,128
Granted	1,240,673	10.61
Exercised	(340,220)	1.20
Canceled	(35,486)	10.93

Outstanding at December 31, 2014	2,408,634	$7.18	8.53	$31,031

Options exercisable at December 31, 2014	1,263,695	$4.02	7.78	$20,877

Options exercisable, vested and expected to vest at December 31, 2014	2,408,634	$7.18	8.53	$31,031

The weighted-average grant date fair value of employee options granted during the years ended December 31, 2014, 2013 and 2012 was $7.36, $7.27 and $0.75 per share, respectively. The aggregate intrinsic value of options exercised during the year ended December 31, 2014 was approximately $3.9 million. There were no options exercised in the years prior to the Company’s initial public offering in 2014.

2013 Employee Stock Purchase Plan

In October 2013, the Company’s stockholders approved the 2013 Equity Stock Purchase Plan (ESPP) which became effective in February 2014. Initially, the ESPP authorizes the issuance of 165,732 shares of common stock pursuant to purchase rights granted to the Company’s employees or to employees of any of the Company’s designated affiliates. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2015 through January 1, 2023 by the least of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (2) 384,307 shares, or (3) a number determined by the Company’s board of directors that is less than (1) and (2). During the year ended December 31, 2014, we recorded stock-based compensation expense of approximately $0.1 million related to the ESPP.

Stock-Based Compensation Expense

The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the employee stock option grants were as follows:

	As of December 31,
	2014	2013	2012
Risk-free interest rate	1.90%	1.62%	2.29%
Expected volatility	80%	79%	84%
Expected term (in years)	6.0	5.6	5.9
Expected dividend yield	0.0%	0.0%	0.0%

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

The allocation of stock-based compensation for all equity awards is as follows (in thousands):

	As of December 31,
	2014	2013	2012
Research and development	$1,712	$1,264	$222
General and administrative	1,607	124	76

	$3,319	$1,388	$298

As of December 31, 2014 the unrecognized compensation cost related to outstanding employee options was $8.9 million and is expected to be recognized as expense over approximately 3.0 years.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013
Granted and outstanding under the Plans	2,408,634	1,543,667
Available for grant under the 2012 Plan	294,845	26,294
Available for issuance under Employee Stock Purchase Plan	140,711	—
Common stock warrants issued and outstanding	206,340	702
Convertible preferred stock warrants issued and outstanding	—	231,821
Convertible preferred stock	—	11,151,192

	3,050,530	12,953,676

8. Income Taxes

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax provision (in thousands):

	December 31,
	2014	2013	2012
Tax computed at federal statutory rate	$(11,510)	$(6,831)	$(5,396)
State income tax, net of federal benefit	(1,517)	(987)	(907)
Non-deductible interest	20	20	36
Other permanent items	1,676	756	214
Research credits	(557)	(728)	(93)
Remove (restore) DTA for NOL and Credits—IRC 382	—	(12,666)	2,135
State Taxes	—	—	—
Uncertain tax position	(1,125)	859	—
Valuation allowance	13,013	19,577	4,011

Provision (benefit) for income taxes	$—	$—	$—

The components of the Company’s deferred tax assets are summarized as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$31,484	$19,288
Research credits	1,649	1,092
Capitalized R&D	5,410	6,391
Other	2,049	803

Deferred tax assets	40,592	27,574
Valuation allowance	(40,592)	(27,574)

Net deferred tax assets	$—	$—

The Company has established a valuation allowance for all deferred tax assets (DTA) including those for new operating loss and tax credit carryforwards. A valuation allowance of approximately $40.6 million of which approximately $13.0 million relates to 2014, has been recognized to offset the deferred tax assets, as realization of such assets is uncertain.

At December 31, 2014, the Company had federal and California net operating loss (NOL) carryforwards of approximately $82.2 million and $77.0 million, respectively. The federal NOL carryforwards will begin to expire in 2027 unless previously utilized, and the state NOL carryforwards have already begun to expire, and will continue to do so, unless utilized. At December 31, 2014, the Company had federal and state research tax credits each of $1.3 million. The federal research tax credits begin to expire in 2032 unless previously utilized. The California research credit will carry forward indefinitely until utilized.

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

The Company completed a study to assess whether an ownership change, as defined by Section 382 of the Code, had occurred from the Company’s formation through December 31, 2014. Based upon this study, the Company determined that several ownership changes had occurred. Accordingly, the Company has reduced its deferred tax assets related to the federal and state NOL carryforwards and the federal research tax credit carryforwards that are anticipated to expire unused as a result of these ownership changes. These tax attributes have been excluded from the deferred tax assets with a corresponding reduction in the valuation allowance with no net effect on income tax expense or the effective tax rate. Future ownership changes may further limit the Company’s ability to utilize its remaining tax attributes.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) ASC 740-10 Income Taxes, relating to accounting for uncertain tax positions on July 1, 2009.

The following table summarized the activity related to the Company’s unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2014	2013
Balance beginning of the year	$1,709	$—
Increase related to prior year tax positions	(1,361)	681
Increase related to current year tax positions	314	1,028

Balance at end of year	$662	$1,709

There were no unrecognized tax benefits prior to 2013. Approximately $0.7 million of the unrecognized tax benefits would reduce the Company’s annual effective tax rate, if recognized, subject to the valuation allowance. It is not anticipated that there will be significant change in the unrecognized tax benefits over the next 12 months.

Due to the net operating loss carryforwards, the U.S. federal and state returns are open to examination by the Internal Revenue Service and significant state and foreign jurisdictions for all years beginning with the inception of the Company. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was no interest and penalties associated with uncertain tax positions as of December 31, 2014.

9. Employee Benefits

All employees of the Company are eligible to participate in the 401(k) Plan. The 401(k) matching contributions, if any, are determined by the Company at its sole discretion. During the years ended December 31, 2014, 2013 and 2012, the Company made matching contributions totaling $0.3 million, $0.1 million, $0.1 million, respectively.

10. Subsequent Events

Novasep Agreement

On March 20, 2015, the Company entered into a Development, Manufacturing and Supply Agreement (the “Manufacturing Agreement”) with Novasep, Inc. (“Novasep”) which superseded the Letter Agreement dated December 19, 2014 by and between the Company and Novasep. Under the terms of the Manufacturing Agreement, the parties agreed to continue the work initiated under the Letter Agreement, including the work necessary to prepare for the potential manufacture of MYDICAR drug substance (AAV1/SERCA2a) at the facilities of Novasep’s affiliate Henogen in Europe (the “Novasep Facility”). Pursuant to the Manufacturing Agreement (and as previously agreed in the Letter Agreement), in exchange for payments from the Company to Novasep totaling up to €4,750,000, Novasep agreed to (i) conduct the engineering design work for facility modifications that would be necessary for the manufacture of MYDICAR drug substance, (ii) undertake initial process and analytical transfer and initial scale-up work in support of such potential future commercial manufacturing of MYDICAR drug substance, and (iii) allocate the resources and capacity necessary for the foregoing activities. The parties have also agreed to proceed with the additional process transfer, engineering/construction, scale-up and development activities necessary for future production of MYDICAR drug substance in accordance with current Good Manufacturing Practices (“GMP”), and agreed to terms of a commercial supply arrangement with a term through at least December 31, 2018, with extension options through 2020 in favor of the Company. The Company has the right to terminate the Manufacturing Agreement, exercisable for a specified period of time following the un-blinding of the data from the Company’s Phase 2b clinical trial of MYDICAR (CUPID 2), if the Company concludes in good faith that the CUPID 2 data is such that the Company does not require production of MYDICAR drug substance at the Novasep Facility. The Company expects to un-blind the data from the CUPID 2 trial in late April 2015.

Unless the Company exercises the post CUPID 2 data termination right described above, the Company will be obligated to (i) fund Novasep’s modifications to the Novasep Facility through time- and event-triggered milestone payments, (ii) make additional payments for the development services to be performed by Novasep, and (iii) commit to purchase a specified number of batches of MYDICAR drug substance (or make minimum payments with respect to any such batches that are not purchased) through 2018 (if the Company elects that the Novasep Facility be operated as a multi-product facility) or through 2019 (if the Company elects to have the Novasep Facility dedicated to MYDICAR drug substance production during the term of the Manufacturing Agreement).

In addition to the above-described post CUPID 2 data termination right, the Company has the right to terminate the Manufacturing Agreement (i) at will on or before March 31, 2016, (ii) following the shut-down or non-production of the Novasep Facility for a specified period of time, or (iii) upon Novasep’s debarment. Additionally, each party may terminate the Manufacturing Agreement upon uncured material breach thereof by the other party, upon the other party’s insolvency or bankruptcy, or in the event of a continuing force majeure preventing performance. Upon any termination of the Manufacturing Agreement by Celladon following the expiration of the post CUPID 2 data termination right either for convenience or for any reason other than material breach of the Manufacturing Agreement, shut-down or non-production of the Novasep Facility for a period extending longer than six months, or Novasep’s insolvency, the Company is obligated to pay previously-unreimbursed amounts incurred by Novasep and specified termination fees as set forth in the Manufacturing Agreement.

11. Selected Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2014 and 2013 are as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Total operating expenses	$6,924	$7,005	$8,131	$10,958
Consolidated Net loss	(7,162)	(6,992)	(8,358)	(11,341)
Basic and diluted net loss per share	$(0.60)	$(0.38)	$(0.40)	$(0.49)
2013
Total operating expenses	$3,472	$4,992	$5,523	$5,977
Consolidated Net loss	(3,530)	(4,929)	(5,453)	(6,179)
Basic and diluted net loss per share	$(3.99)	$(8.98)	$(6.17)	$(7.96)

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2014, the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2014, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December  31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item and not set forth below will be set forth in the sections entitled “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, or our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014, and is incorporated herein by reference.

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the Investors Corporate Governance section of our website, which is located at www.celladon.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

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

The financial statements of Celladon Corporation listed below are set forth in Item 8 of this Report for the year ended December 31, 2014:

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

(File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.6+	Celladon Corporation Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended
(File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.7+	Employment Agreement by and between the Registrant and Jeffrey J. Rudy, dated September 3, 2013, as amended (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.8+	Employment Agreement by and between the Registrant and Rebecque Laba, dated September 3, 2013, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.9+	Employment Agreement by and between the Registrant and Ryan K. Takeya, dated September 2, 2013, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.10+	Employment Agreement by and between the Registrant and Fredrik Wiklund, dated September 3, 2013, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.11+	Employment Agreement by and between the Registrant and Krisztina M. Zsebo, Ph.D., dated August 30, 2013, as amended (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.12+	Letter Agreement by and between the Registrant and Gregg Huber Alton, dated August 30, 2013 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.13+	Letter Agreement by and between the Registrant and Graham Cooper, dated September 2, 2013 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.14	Office Lease by and between the Registrant and Arden Realty, Inc., dated March 6, 2012, as amended (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.15*	License Agreement by and between the Registrant and the Regents of the University of California, dated February 10, 2001, as amended (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

Exhibit Number	Description

10.16*	Exclusive License Agreement by and between the Registrant and Martin J. Kaplitt, M.D., dated June 7, 2006 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.17*	Non-Exclusive License Agreement by and between the Registrant and AskBio, LLC, dated January 15, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.18	License Agreement by and between the Registrant and AdVec Inc., dated February 24, 2009 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.19*	Exclusive Patent License Agreement by and between the Registrant and the Regents of the University of Minnesota, dated May 11, 2009 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.20*	Non-Exclusive License Agreement by and between the Registrant and Virovek Incorporation, dated November 4, 2010 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.21*	Amended and Restated License Agreement by and between the Registrant and AmpliPhi Biosciences Corporation, dated June 27, 2012 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.22*	Sublicense Agreement by and between the Registrant and AmpliPhi Biosciences Corporation, dated June 27, 2012 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.23*	Amended and Restated Manufacturing Services Agreement by and between the Registrant and Lonza Houston, Inc., dated August 26, 2013 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.24+	Letter Agreement by and between the Registrant and Michael Narachi, dated October 16, 2013 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.25*	Material Transfer and Exclusivity Agreement by and between the Registrant and Les Laboratoires Servier, dated February 20, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2014).

10.26	Sublease Agreement by and between the Registrant and Brandes Investment Partners, L.P. dated May 28, 2014 (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197720), originally filed with the SEC on July 30, 2014).

10.27	Assignment and License Agreement by and between the Registrant and Enterprise Management Partners, LLC dated July 18, 2014 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2014).

10.28+	Employment Agreement by and between the Registrant and Paul Cleveland, dated May 28, 2014 (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197720), originally filed with the SEC on July 30, 2014).

Exhibit Number	Description

10.29+	Employment Agreement by and between the Registrant and Elizabeth Reed, dated May 30, 2014 (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197720), originally filed with the SEC on July 30, 2014).

10.30	Loan and Security Agreement by and between the Registrant, Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc., dated as of July 31, 2014 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2014).

10.31	Assignment and License Agreement by and between the Registrant and Enterprise Management Partners, LLC dated July 18, 2014 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2014).

10.32*	Letter Agreement by and between the Registrant and Novasep, Inc, dated as of December 19, 2014.

10.33	Amendment No. 1 to Loan and Security Agreement, dated December 10, 2014, by and between the Registrant, Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc.

10.34*	Facility Construction and Commercial Supply Agreement, dated as of October 31, 2014, by and between the Registrant and Lonza Biologics, Inc.

10.35*	Development, Manufacturing and Supply Agreement, dated March 20, 2015, by and between the Registrant and Novasep, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been requested or granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Celladon Corporation

Date: March 31, 2015	By:	/s/ Paul B. Cleveland
Paul B. Cleveland
President and Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Krisztina M. Zsebo and Paul B. Cleveland, and each of them, as his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Krisztina M. Zsebo Krisztina M. Zsebo, Ph.D.	Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 31, 2015

/s/ Paul B. Cleveland Paul B. Cleveland	President and Chief Financial Officer (Principal Financial Officer)	March 31, 2015

/s/ Andrew C. Jackson Andrew C. Jackson	Corporate Controller (Principal Accounting Officer)	March 31, 2015

/s/ Michael Narachi Michael Narachi	Chairman of the Board of Directors	March 31, 2015

/s/ Gregg Alton Gregg Alton	Member of the Board of Directors	March 31, 2015

/s/ Graham Cooper Graham Cooper	Member of the Board of Directors	March 31, 2015

/s/ Joshua Funder Joshua Funder, Ph.D.	Member of the Board of Directors	March 31, 2015

/s/ Peter K. Honig Peter K. Honig, M.D., M.P.H	Member of the Board of Directors	March 31, 2015

/s/ Patrick Y. Yang Patrick Y. Yang, Ph.D.	Member of the Board of Directors	March 31, 2015

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 10, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 10, 2014).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

4.3	Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated February 4, 2014 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

4.4	Form of Warrant to Purchase Common Stock issued to participants in the Registrant’s Convertible Debt and Warrant financing, dated October 15, 2013 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.1+	Form of Indemnity Agreement by and between the Registrant and its directors and officer (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.2+	Celladon Corporation 2001 Stock Option Plan and Form of Notice of Grant of Stock Option, Stock Option Agreement and Stock Option Exercise Notice thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.3+	Celladon Corporation 2012 Equity Incentive Plan and Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.4+	Celladon Corporation 2013 Equity Incentive Plan and Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.5+	Celladon Corporation 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.6+	Celladon Corporation Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.7+	Employment Agreement by and between the Registrant and Jeffrey J. Rudy, dated September 3, 2013, as amended (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.8+	Employment Agreement by and between the Registrant and Rebecque Laba, dated September 3, 2013, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

Exhibit Number	Description

10.9+	Employment Agreement by and between the Registrant and Ryan K. Takeya, dated September 2, 2013, as amended (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.10+	Employment Agreement by and between the Registrant and Fredrik Wiklund, dated September 3, 2013, as amended (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.11+	Employment Agreement by and between the Registrant and Krisztina M. Zsebo, Ph.D., dated August 30, 2013, as amended (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.12+	Letter Agreement by and between the Registrant and Gregg Huber Alton, dated August 30, 2013 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.13+	Letter Agreement by and between the Registrant and Graham Cooper, dated September 2, 2013 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.14	Office Lease by and between the Registrant and Arden Realty, Inc., dated March 6, 2012, as amended (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.15*	License Agreement by and between the Registrant and the Regents of the University of California, dated February 10, 2001, as amended (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.16*	Exclusive License Agreement by and between the Registrant and Martin J. Kaplitt, M.D., dated June 7, 2006 (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.17*	Non-Exclusive License Agreement by and between the Registrant and AskBio, LLC, dated January 15, 2008 (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.18	License Agreement by and between the Registrant and AdVec Inc., dated February 24, 2009 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.19*	Exclusive Patent License Agreement by and between the Registrant and the Regents of the University of Minnesota, dated May 11, 2009 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.20*	Non-Exclusive License Agreement by and between the Registrant and Virovek Incorporation, dated November 4, 2010 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.21*	Amended and Restated License Agreement by and between the Registrant and AmpliPhi Biosciences Corporation, dated June 27, 2012 (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

Exhibit Number	Description

10.22*	Sublicense Agreement by and between the Registrant and AmpliPhi Biosciences Corporation, dated June 27, 2012 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.23*	Amended and Restated Manufacturing Services Agreement by and between the Registrant and Lonza Houston, Inc., dated August 26, 2013 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.24+	Letter Agreement by and between the Registrant and Michael Narachi, dated October 16, 2013 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.25*	Material Transfer and Exclusivity Agreement by and between the Registrant and Les Laboratoires Servier, dated February 20, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2014).

10.26	Sublease Agreement by and between the Registrant and Brandes Investment Partners, L.P. dated May 28, 2014 (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197720), originally filed with the SEC on July 30, 2014).

10.27	Assignment and License Agreement by and between the Registrant and Enterprise Management Partners, LLC dated July 18, 2014 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2014).

10.28+	Employment Agreement by and between the Registrant and Paul Cleveland, dated May 28, 2014 (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197720), originally filed with the SEC on July 30, 2014).

10.29+	Employment Agreement by and between the Registrant and Elizabeth Reed, dated May 30, 2014 (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 (File No. 333-197720), originally filed with the SEC on July 30, 2014).

10.30	Loan and Security Agreement by and between the Registrant, Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc., dated as of July 31, 2014 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 5, 2014).

10.31	Assignment and License Agreement by and between the Registrant and Enterprise Management Partners, LLC dated July 18, 2014 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 21, 2014).

10.32*	Letter Agreement by and between the Registrant and Novasep, Inc, dated as of December 19, 2014.

10.33	Amendment No. 1 to Loan and Security Agreement, dated December 10, 2014, by and between the Registrant, Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc.

10.34*	Facility Construction and Commercial Supply Agreement, dated as of October 31, 2014, by and between the Registrant and Lonza Biologics, Inc.

10.35*	Development, Manufacturing and Supply Agreement, dated March 20, 2015, by and between the Registrant and Novasep, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

Exhibit Number	Description

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been requested or granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.