Form 10-Q
period 2015-03-31
Celladon Corp
filed 2015-05-15
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 30, 2015 was 23,907,212.

CELLADON CORPORATION

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Celladon Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,018	$14,435
Short-term investments	20,570	70,513
Prepaid expenses and other assets	1,673	3,135

Total current assets	72,261	88,083
Property and equipment, net	793	763
Other assets	185	264

Total assets	$73,239	$89,110

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,746	$5,803
Accrued clinical expenses	646	731
Accrued interest	71	71
Current portion of long-term obligations	1,671	1

Total current liabilities	6,134	6,606
Long-term obligations, net of discount	8,710	10,102
Non-current liabilities	291	298
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares — 10,000,000 at March 31, 2015 and December 31, 2014, respectively; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized shares — 200,000,000 at March 31, 2015 and December 31, 2014, respectively; issued and outstanding — 23,827,918 and 23,490,737 at March 31, 2015 and December 31, 2014, respectively	24	23
Additional paid-in capital	221,266	218,528
Accumulated other comprehensive loss	(1)	(8)
Accumulated deficit	(163,185)	(146,439)

Total stockholders’ equity	58,104	72,104

Total liabilities and stockholders’ equity	$73,239	$89,110

See accompanying notes.

Celladon Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Research and development	$11,518	$5,218
General and administrative	4,779	1,706

Total operating expenses	16,297	6,924

Loss from operations	(16,297)	(6,924)
Other income (expense):
Interest income	40	8
Interest expense	(510)	(59)
Other income (expense)	21	(4)
Change in fair value of warrant liability	—	(183)

Consolidated net loss	(16,746)	(7,162)

Other comprehensive gain (loss):
Unrealized gain (loss) on investments	7	(2)

Comprehensive loss	$(16,739)	$(7,164)

Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(0.60)

Weighted-average shares outstanding, basic and diluted	23,667,800	11,939,866

See accompanying notes.

Celladon Corporation

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Consolidated net loss	$(16,746)	$(7,162)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	76	26
Stock-based compensation	2,103	519
Noncash interest expense	301	59
Amortization of investment premium	148	13
Change in fair value of warrant liability	—	183
Gain on disposal of property and equipment	(1)	—
Deferred rent	(4)	(1)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,518	(403)
Accounts payable and accrued expenses	(2,160)	219

Net cash used in operating activities	(14,765)	(6,547)
Cash flows from investing activities
Purchases of investment securities	—	(250)
Proceeds from maturities of investment securities	49,802	6,950
Purchases of property and equipment	(94)	(212)
Proceeds from sale of property and equipment	4	—

Net cash provided by investing activities	49,712	6,488
Cash flows from financing activities
Proceeds from issuance of common stock	636	50,600
Costs paid in connection with common stock offering	—	(4,567)

Net cash provided by financing activities	636	46,033

Net increase in cash and cash equivalents	35,583	45,974
Cash and cash equivalents, beginning of period	14,435	7,903

Cash and cash equivalents, end of period	$50,018	$53,877

See accompanying notes.

Celladon Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation, Organization and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Celladon Corporation (Celladon or the Company) should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K (Annual Report) filed with the Securities and Exchange Commission (SEC). The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) that are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The preparation of the Company’s consolidated financial statements requires it to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to the fair value of equity awards and clinical trial expense accruals. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.

Organization

Celladon was incorporated in California on December 21, 2000 (inception) and reincorporated in Delaware in April 2012. The Company is a clinical-stage biotechnology with industry-leading expertise in the development of cardiovascular gene therapy.

As of March 31, 2015, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated revenues from its planned principal operations.

Principles of Consolidation

The financial statements of the Company’s former subsidiary Celladon Europe B.V. (Celladon Europe) were consolidated with those of the Company through Celladon Europe’s dissolution on December 30, 2014. All intercompany transactions and balances were eliminated in consolidation.

Investment Securities

Investment securities primarily consist of investment grade corporate debt securities. The Company classifies all investment securities as available-for-sale. Investments with maturity dates greater than 12 months from the end of each reporting period are classified as long-term. Investment securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders’ equity (deficit) until realized. Realized gains and losses from the sale of investment securities, if any, are determined on a specific identification basis. A decline in the market value of any investment security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. As of March 31, 2015 and December 31, 2014, none of the investment securities have been in an unrealized loss position for more than 12 months. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income. Interest income is recognized when earned.

The following table sets forth the composition of the Company’s investment securities (in thousands):

			Unrealized
As of March 31, 2015	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt securities	Less than 1 year	$20,571	$—	$(1)	$20,570

			Unrealized
As of December 31, 2014	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt securities	Less than 1 year	$70,521	$—	$(8)	$70,513

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2015	2014
Warrants for common stock	152,735	231,821
Common stock options and restricted stock units	3,400,097	2,060,890

	3,552,832	2,292,711

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted. The new guidance shall be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

2. Balance Sheet Details

Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Prepaid expenses	1,443	756
Commercial manufacturing costs (1)	—	1,751
Other receivables	158	628
Debt issue costs, current	72	—

	$1,673	$3,135

(1)	The commercial manufacturing costs consisted mainly of design and engineering services for commercial drug manufacturing capabilities. The Company determined that it was probable that it would not complete the commercial manufacturing project in light of the negative CUPID 2 data. The Company therefore recorded the costs accumulated as of December 31, 2014 and activity in the first quarter of 2015 as a period expense in the consolidated financial statements in the three month period ending March 31, 2015.

Property and equipment consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Office furniture and other equipment	$905	$881
Leasehold improvements	247	246
Construction in progress	81	—
Accumulated depreciation	(440)	(364)

	$793	$763

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accounts payable	$2,790	$3,293
Accrued compensation	361	1,909
Accrued other	587	596
Current portion of deferred rent	8	5

	$3,746	$5,803

3. Fair Value Measurements

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of March 31, 2015 and December 31, 2014, cash and cash equivalents consist primarily of bank deposits with third-party financial institutions and highly liquid money market securities with original maturities at date of purchase of 90 days or less and are stated at cost which approximate fair value and are classified within the Level 1 designation discussed above. Marketable securities are recorded at fair value, defined as the exit price in the principal market in which the Company would transact, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques and include the Company’s investments in corporate debt securities and commercial paper. Financial liabilities that were measured or disclosed at fair value on a recurring basis, and were classified within the Level 3 designation, included the warrant liability and convertible notes prior to their conversion to equity upon the Company’s initial public offering in February 2014. None of the Company’s non-financial assets and liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Cash equivalents measured at fair value as of March 31, 2015 and December 31, 2014 are all classified within Level 1. Below is a summary of other assets and liabilities measured at fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Corporate debt securities	$20,570	$—	$20,570	$—

		Fair Value Measurements at Reporting Date Using
	As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Corporate debt securities	$70,513	$—	$70,513	$—

4. Commitments and Contingencies

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

No expense was recorded related to sublicense fees under the agreement in each of the three month periods ended March 31, 2015 and March 31, 2014. Through March 31, 2015, no milestone obligations were incurred under the agreement.

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

The Company is currently in compliance with these milestone requirements. During the term of the agreement, the Company is not obligated to make annual license or maintenance payments, but is obligated to pay to AmpliPhi all royalty and milestone payments that become due and payable by AmpliPhi to UPenn under AmpliPhi’s agreement with UPenn as a result of the Company’s exercise of the sublicense granted under the Company’s agreement with AmpliPhi. This includes a low single-digit tiered percentage royalty on net sales of MYDICAR and any other product covered by the licensed patents sold by the Company, its affiliates or its sublicensees, and up to $850,000 in milestone payments upon the achievement of certain developmental and regulatory milestones related to MYDICAR and any other product covered by the licensed patents. Through March 31, 2015, no milestone obligations were incurred under the agreement. The agreement does not provide either party with termination rights and does not have a provision for expiration or automatic termination.

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

The Company made an upfront payment to UMinn of $120,000. In addition, the Company is obligated to pay to UMinn an annual license fee of $120,000. The annual license fee will increase to $325,000 if the Company (1) undergoes a change of control, (2) assigns the agreement, any of its rights or obligations under the agreement or as joint ownership interest in the licensed technology, (3) receives a certain amount in license and sublicense revenues under the agreement, (4) files an investigational new drug application (IND), new drug application, biologic license application or orphan drug application (or a foreign equivalent of any such application) for a product covered by the licensed technology, or (5) enters into any agreement with a third party to market or use the licensed technology, subject to certain exceptions.

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

No expense was recorded related to license and annual maintenance fees under the agreement in each of the three month periods ended March 31, 2015 and March 31, 2014. Through March 31, 2015, no milestone obligations were incurred under the agreement.

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

Other License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired certain intellectual property. Pursuant to each agreement the Company paid a license fee and reimbursed historical patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. Minimum annual payments to maintain these cancelable licenses total an aggregate of approximately $0.2 million and potential future milestone payments total an aggregate of approximately $3.3 million. The Company has recorded research and development expense related to license and annual maintenance fees under the agreements of $0.1 million for each of the three month periods ended March 31, 2015 and March 31, 2014.

Through March 31, 2015, the Company has recorded research and development expense of $0.1 million related to milestone obligations incurred under the agreements.

Leases

The Company leases office space in San Diego, California under long-term operating leases that expire in October 2017 and September 2021. In March 2015, the Company entered into a short-term lease for approximately 7,000 square feet of office space in Seattle, Washington that expires in June 2016. The Company also has short-term leases for satellite office space in Seattle, Washington and housing accommodation in San Diego that expire in 2015. Rent expense for the three months ended March 31, 2015 and March 31, 2014 was $0.1 million and $21,000, respectively. Future minimum payments under the long-term operating leases net of contractual sublease payments total $3.0 million.

5. Stockholders’ Equity

Common Stock Warrants

The following table summarizes the fully exercisable warrants outstanding for the purchase of common stock as of March 31, 2015 and December 31, 2014:

March 31, 2015	December 31, 2014	Exercise Price	Expiration Date
152,735	206,340	$ 5.61	October 2018

Stock Options

Options granted under the Company’s equity incentive plans generally expire no more than ten years from the date of grant and generally vest and become exercisable over a period not to exceed four years, as determined by the Company’s board of directors. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The Company has also granted inducement stock options outside an equity incentive plan that are subject to the terms and conditions of the Company’s 2013 Equity Incentive Plan.

Prior Plans

In December 2001, the Company adopted its 2001 Stock Option Plan (the 2001 Plan) and in January 2012 adopted its 2012 Equity Incentive Plan (the 2012 Plan, and together with the 2001 Plan, the Prior Plans). The Prior Plans have terminated and no further shares may be granted under the Prior Plans.

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan became effective in February 2014. Under the 2013 Equity Incentive Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance-based stock awards and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company and its affiliates. Additionally, the 2013 Equity Incentive Plan provides for the grant of performance cash awards. The number of shares of common stock reserved for issuance under the 2013 Equity Incentive Plan will automatically increase on January 1 of each year continuing through and including January 1, 2023 by 5% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors.

A summary of the Company’s stock option and RSU activity is as follows:

Options and RSUs
Outstanding at December 31, 2014	2,408,634
Granted	1,302,750
Exercised	(296,287)
Cancelled	(15,000)

Outstanding at March 31, 2015	3,400,097

2013 Employee Stock Purchase Plan

The 2013 Equity Stock Purchase Plan (ESPP) became effective in January 2014. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year through January 1, 2023 by the least of (1) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, (2) 384,307 shares, or (3) a number determined by the Company’s board of directors that is less than (1) and (2).

Stock-Based Compensation Expense

The allocation of stock-based compensation for all equity awards is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$909	$343
General and administrative	1,194	176

	$2,103	$519

As of March 31, 2015 the unrecognized compensation cost related to outstanding employee options was $23.4 million and is expected to be recognized as expense over approximately 3.5 years.

6. Long-Term Obligations

Hercules Loan Agreement

On July 31, 2014, the Company entered into a Loan and Security Agreement (the Loan Agreement) with Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc. (as agent and as a lender, and together with Hercules Technology III, L.P., the Lenders) under which up to $25.0 million was available for the Company to borrow in two tranches (the Loan).

The Company borrowed the first tranche of $10.0 million on August 1, 2014. The second tranche of up to $15.0 million was available to be drawn through June 30, 2015, but only if the Company provided the Lenders with notice that data from the Company’s Phase 2b clinical trial for MYDICAR supported the continued development of MYDICAR for its Breakthrough Therapy designation to either a Phase 3 clinical trial or for registration for approval, as reasonably determined by the Company’s senior management and board of directors (the Milestone). In April 2015, the Company’s senior management and board of directors determined that the Company did not achieve the Milestone (see Note 7). Accordingly, the Company cannot draw down the second tranche of $15.0 million. Pursuant to the terms of the Loan Agreement, the Company is required to begin repaying the Loan principal on August 1, 2015, in 30 equal monthly installments of principal and interest.

The Loan accrues interest at a rate equal to the greater of either (i) 8.25% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 8.25%. Payments under the Loan Agreement are interest only until August 1, 2015 (the Amortization Date) followed by equal monthly payments of principal and interest, through the scheduled maturity date on February 1, 2018 (the Loan Maturity Date). In addition, a final payment equal to $1,750,000 will be due at such time as the Loan is prepaid or becomes due and payable in full as specified in the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, excluding its intellectual property but including the proceeds from the sale, licensing or disposition of its intellectual property. The Company’s intellectual property is also subject to customary negative covenants.

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

Capital Lease

In 2014 the Company entered into a capital lease arrangement for office equipment in the Company’s San Diego, California office. The Company is obligated to make 60 payments of approximately $600.

Contractual Payments and Carrying-Value Reconciliation

The following table provides a reconciliation of our future contractual principal and final fee payments on our debt and capital lease obligations to the reported carrying value (in thousands):

	March 31, 2015	December 31, 2014
Total loan debt and capital lease obligations	$11,762	$11,762
Less: Debt discount	(1,381)	(1,659)

Total carrying value:	10,381	10,103

Less: Carrying value of current portion of long-term obligations	(1,671)	(1)

Carrying value of long-term obligations, less current portion	$8,710	$10,102

7. Subsequent Events

Results of MYDICAR Phase 2b Trial (CUPID 2)

On April 26, 2015, the Company announced that its Phase 2b CUPID 2 trial did not meet its primary and secondary endpoints. CUPID 2 is a randomized, double-blind, placebo-controlled, multinational trial evaluating a single, one-time, intracoronary infusion of the cardiovascular gene therapy agent MYDICAR(R) (AAV1/SERCA2a) versus placebo added to a maximal, optimized heart failure drug and device regimen. In the study, the primary endpoint comparison of MYDICAR to placebo resulted in a hazard ratio in the MYDICAR group of 0.93; 95% confidence interval (CI), 0.53 to 1.65; p=0.81, defined as heart failure-related hospitalizations or ambulatory treatment for worsening heart failure. The secondary endpoint comparison of MYDICAR to placebo, defined as all-cause death, need for a mechanical circulatory support device, or heart transplant, likewise failed to show a significant treatment effect. The efficacy endpoint analyses were performed on the (n=243) modified intent to treat population (mITT), which excludes clinical events that occurred in patients who did not receive MYDICAR or placebo, or which occurred prior to dosing. All other exploratory efficacy endpoints (improvement in New York Heart Association classification, 6 Minute Walk Test, Quality of Life, and NT-proBNP) were also inconsistent with a treatment effect. No safety issues were noted. More extensive review of the data is ongoing at this time.

Reduction in Force; Retention Program

In light of the CUPID 2 results, on April 26, 2015 the Company’s board of directors approved an approximately 50% reduction of the Company’s current full-time workforce of 34 employees in order to reduce operating expenses and conserve cash resources. The Company expects that a majority of employees included in this workforce reduction will be separated from the Company during the second quarter of 2015, with the remainder expected to be separated during the third quarter of 2015. The Company has also committed to retention payments payable to certain key employees if such employees remain with the Company until December 31, 2015 or are terminated by the Company without cause prior to such date. The Company estimates that it will incur aggregate cash charges of up to approximately $2.4 million associated with the workforce reduction and retention payments during 2015 including approximately $1.0 million in one-time severance payments, approximately $0.1 million in continuation of benefits, approximately $24,000 in outplacement service benefits and up to approximately $1.3 million by December 31, 2015 in connection with retention payments.

Termination of Supply Agreement

Effective April 29, 2015, the Company terminated the Development, Manufacturing and Supply Agreement by and between the Company and Novasep, Inc. (Novasep) dated March 20, 2015 (Novasep Agreement) pursuant to the Company’s post CUPID 2 data termination right, after concluding that the recently un-blinded data from CUPID 2 was such that the Company does not require production of MYDICAR drug substance at Novasep’s facility. The Company made payments to Novasep totaling €3.1 million through March 31, 2015 prior to terminating the Novasep Agreement and is scheduled to pay the remaining €1.7 million due in the second quarter of 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and with our consolidated financial statements and the related notes thereto that are contained in our Annual Report on Form 10-K for the year ended December 31, 2014, or Annual Report, which has been filed with the Securities and Exchange Commission, or SEC. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties, and assumptions. Actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” elsewhere in this Form 10-Q and in our Annual Report.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements.” We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the continued development of MYDICAR for the treatment of heart failure for reduced ejection fraction, or HFrEF (also referred to as systolic heart failure), or any other indication;

•	the success, cost and timing of our product development activities and clinical trials;

•	our future operating expenses and other results of operations;

•	our ability to obtain and maintain regulatory approval for MYDICAR, its companion diagnostic, and any of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations, including funding necessary to complete additional clinical trials that would be required to file a biologics license application, or BLA, and a Marketing Authorization Application, or MAA, for MYDICAR for the treatment HFrEF;

•	the commercialization of our product candidates and any related companion diagnostics, if approved;

•	our plans to research, develop and commercialize our product candidates and any related companion diagnostics;

•	our ability to attract collaborators with development, regulatory and commercialization expertise;

•	our plans and expectations with respect to preparation for commercial production of MYDICAR, including contractual commitments for commercial manufacturing capacity at one or more commercial suppliers;

•	potential future agreements with third parties in connection with the commercialization of MYDICAR, its companion diagnostic and any other approved product;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates and any related companion diagnostics;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act; and

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

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

Overview

We are a clinical-stage biotechnology company with industry-leading expertise in the development of cardiovascular gene therapy. MYDICAR (AAV1/SERCA2a), our lead product candidate, uses gene therapy to target SERCA2a, which is an enzyme that becomes deficient in patients with heart failure, and has demonstrated evidence of therapeutic potential for the treatment of pulmonary hypertension (PAH) in animal models. MYDICAR utilizes a recombinant AAV1 serotype, which is a group of adeno-associated viruses, or AAVs, sharing specific antigens, to deliver the gene for the SERCA2a enzyme. In addition, we have in-licensed worldwide rights to patents covering an additional gene therapy product opportunity, the membrane-bound form of Stem Cell Factor, or mSCF, for the treatment of cardiac ischemic damage. We have also identified a number of potential first-in-class compounds addressing novel targets in diabetes and neurodegenerative diseases with our small molecule platform of SERCA2b modulators.

We are currently in the long-term follow-up stage of a 250-patient randomized, double-blind, placebo-controlled multinational Phase 2b trial that was designed to evaluate MYDICAR in patients with HFrEF, which we refer to as the CUPID 2 trial. CUPID 2 evaluated a single, one-time, intracoronary infusion of the cardiovascular gene therapy agent MYDICAR versus placebo, in each case added to a maximal, optimized heart failure drug and device regimen. We completed enrollment of CUPID 2 in February 2014 and un-blinded the results from the active observation period in late April 2015.

On April 26, 2015, we announced that the CUPID 2 trial did not meet its primary and secondary endpoints. In the study, the primary endpoint comparison of MYDICAR to placebo, defined as heart failure-related hospitalizations or ambulatory treatment for worsening heart failure, resulted in a hazard ratio in the MYDICAR group of 0.93; 95% confidence interval (CI), 0.53 to 1.65; p=0.81. The secondary endpoint comparison of MYDICAR to placebo, defined as all-cause death, need for a mechanical circulatory support device, or heart transplant, likewise failed to show a significant treatment effect. The efficacy endpoint analyses were performed on the (n=243) modified intent to treat population (mITT), which excludes clinical events that occurred in patients who did not receive MYDICAR or placebo, or which occurred prior to dosing. All other exploratory efficacy endpoints (improvement in New York Heart Association classification, 6 Minute Walk Test, Quality of Life, and NT-proBNP) were also inconsistent with a treatment effect. No safety issues were noted.

We are in the process of conducting an extensive review of the CUPID 2 data. In the meantime, we have implemented cost-cutting measures, including a planned reduction in force and termination of certain contracts related to MYDICAR, and we are exploring strategic alternatives to maximize value for our stockholders. We have discontinued our plans for CELL-003, the previously planned follow-on multinational clinical trial of MYDICAR in HFrEF and are evaluating our other planned trials and development programs. We have also discontinued financial support and MYDICAR supply for the trial titled “Investigation of the Safety and Feasibility of AAV1/SERCA2a Gene Transfer in Patients with Heart Failure and a Left Ventricular Assist Device (LVAD),” which was partially funded by the British Heart Foundation and sponsored by Imperial College London. Following the CUPID 2 data and our decision to discontinue financial support, we were notified by the lead investigator of the LVAD trial that additional activities under the trial have been suspended, pending further review of additional information from the CUPID 2 data analysis.

On April 30, 2015, we announced a planned workforce reduction of approximately 50% of our current full-time workforce of 34 employees in order to reduce operating expenses and conserve cash resources. We expect that a majority of employees included in this workforce reduction will be separated during the second quarter of 2015, with the remainder expected to be separated during the third quarter of 2015. We have also committed to retention payments payable to certain key employees if such employees remain employed by us until December 31, 2015 or are terminated by us without cause prior to such date. We estimate that we will incur aggregate cash charges of up to approximately $2.4 million associated with the workforce reduction and retention plan payments during 2015 in connection with approximately $1.0 million in one-time severance payments, approximately $0.1 million in continuation of benefits, approximately $24,000 in outplacement service benefits and up to approximately $1.3 million by December 31, 2015 in connection with retention payments.

On March 20, 2015, we entered into a Development, Manufacturing and Supply Agreement with Novasep, Inc., or the Novasep Agreement, which superseded our letter agreement with Novasep dated December 19, 2014. Under the terms of the agreement, the parties agreed to continue the work initiated under the letter agreement, including the work necessary to prepare for the potential future commercial manufacture of MYDICAR drug substance at the facilities of Novasep’s affiliate in Europe. Effective April 29, 2015, we terminated the Novasep Agreement pursuant to our post CUPID 2 data termination right, after concluding that the recently un-blinded CUPID 2 data was such that we do not require production of MYDICAR drug substance at Novasep’s facility. We made payments to Novasep under the letter agreement and the Novasep Agreement totaling €3.1 million through March 31, 2015 and are scheduled to pay the remaining €1.7 million due in the second quarter of 2015.

Also in light of the CUPID 2 data, we do not intend to exercise the construction trigger under our Facility Construction and Commercial Supply Agreement with Lonza Biologics, Inc. dated October 31, 2014. Our failure to exercise the construction trigger or to pay a reservation extension fee to Lonza to secure an extension in advance of the near-term deadline will result in the automatic expiration of the agreement.

In July 2014, we entered into a Loan and Security Agreement with Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc., which we collectively refer to as Hercules, under which up to $25.0 million was available to us to borrow in two tranches. We borrowed the first tranche of $10.0 million on August 1, 2014. The second tranche of up to $15.0 million was available to be drawn through June 30, 2015, but only if we provided Hercules with notice that the CUPID 2 data supported the continued development of MYDICAR for its Breakthrough Therapy designation to either a Phase 3 clinical trial or for registration for approval, as reasonably determined by our senior management and board of directors. In April 2015, we determined that the CUPID 2 data did not support the continued development of MYDICAR for its Breakthrough Therapy designation to either a Phase 3 clinical trial or for registration for approval. Accordingly, we cannot draw down the remaining tranche of $15.0 million. Pursuant to the terms of the agreement, we are required to begin repaying the principal amount of the loan on August 1, 2015, in 30 equal monthly installments of principal and interest.

To date, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales or other sources. From our inception through March 31, 2015, we have funded our operations primarily through the sales of equity and debt securities totaling approximately $219.9 million.

We have incurred net losses in each year since our inception. As of March 31, 2015, we had an accumulated deficit of approximately $163.2 million. Substantially all of our net losses, including those incurred during the periods presented in this report, have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We are currently evaluating our research and development programs and plan to assess the viability of continuing to pursue one or more of these programs. We cannot predict our future cash needs until we complete this analysis.

If we decide to continue the development of one or more of our programs, we expect to continue to incur significant expenses and increasing losses for at least the next several years. We would need to raise additional capital in order to conduct additional clinical trials of MYDICAR that will be required for marketing approval and to further the development of its companion diagnostic, our small molecule program, or any other product candidates. Until such time that we can generate meaningful revenue from product sales, if ever, we expect to finance our operating activities through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates and any related companion diagnostic. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any approved products, or be unable to deploy the capital necessary to refocus or expand our operations or otherwise capitalize on our business opportunities, as desired, any of which could materially adversely affect our business, financial condition and results of operations and could even require us to cease operations entirely.

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

From our inception through March 31, 2015, we have incurred approximately $126.2 million in research and development expenses, of which we estimate $119.9 million relates to our development of MYDICAR. If we decide to continue the development of MYDICAR for the treatment of HFrEF and the development of its companion diagnostic, and/or further advance the development of our other programs and/or MYDICAR for additional indications, we would need to increase our research and development expenses over time. Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, in connection with our clinical trials, developing manufacturing capabilities and costs related to acquiring and manufacturing clinical trial materials. We typically use our employee and infrastructure resources across multiple research and development programs.

The successful development of our clinical and preclinical product candidates and any related companion diagnostics is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our clinical or preclinical product candidates or any related companion diagnostics or the period, if any, in which material net cash inflows from these product candidates may commence. This is due to the numerous risks and uncertainties associated with the development of our product candidates and companion diagnostic, including:

•	the uncertainty of the scope, rate of progress and expense of clinical trials and other research and development activities;

•	the potential benefits of our product candidates over other therapies;

•	our ability to market, commercialize and achieve market acceptance for any product candidate or companion diagnostic that we are developing or may develop in the future;

•	ongoing and future clinical trial results; and

•	the filing, prosecuting, defending and enforcing of patent claims and other intellectual property rights, and the expense of doing so.

A change in the outcome of any of these variables with respect to the development of a product candidate or companion diagnostic could mean a significant change in the costs and timing associated with the development of that product candidate or companion diagnostic. In light of the negative CUPID 2 data, if we decide to continue the development of MYDICAR for HFrEF, we will be required to expend significant additional financial resources and time with respect to the development of MYDICAR and its companion diagnostic.

MYDICAR-HFrEF

The majority of our research and development resources until recently have been focused on our CUPID 2 trial, commercialization and manufacturing preparations, clinical trials and other work needed to submit MYDICAR for regulatory approval in the United States and Europe and we are currently evaluating strategic alternatives in light of the negative CUPID 2 trial results. We have incurred, and if we continue the development of MYDICAR, expect to continue to incur, significant expense in connection with these efforts, including expenses related to:

•	conduct of potential future clinical trials;

•	future scale-up, validation and automation activities related to the companion diagnostic for MYDICAR; and

•	the development of manufacturing capabilities for the production of MYDICAR.

MYDICAR-PAH

Our research and development expenses for MYDICAR for PAH relate primarily to the preclinical testing in porcine models of PAH.

Stem Cell Factor Program

Our research and development expenses for our stem cell factor program relate primarily to the preclinical testing of the membrane-bound form of the Stem Cell Factor gene, or mSCF in myocardial infarction porcine models.

Small Molecule Program

Our research and development expenses for our small molecule program relate primarily to identification and pre-clinical testing of small molecule SERCA2 enzyme modulators. We have suspended initiating further activities on this program pending our review of strategic alternatives.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance, legal and administration, corporate development and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses include accounting and legal services, expenses associated with obtaining and maintaining patents, expenses associated with pre-commercial planning initiatives, the cost of various consultants, occupancy costs and information systems costs. We expect our general and administrative expenses to decrease compared to prior periods for the foreseeable future due to a planned reduction in workforce and recently suspended activities related to pre-commercial planning as we evaluate strategic alternatives in light of the negative CUPID 2 data.

Other Income (Expense)

Other expense consists primarily of the accretion of debt discount and interest charges on our current and prior debt agreements and the change in the fair value of our outstanding warrant liability prior to its reclassification to stockholders’ equity in February 2014 in connection with the closing of our initial public offering. We expect our interest expense to decrease starting in the third quarter of 2015 as we begin repaying our loan principal in August 2015. Other income consists primarily of interest income earned on our cash, cash equivalents and investments. We expect our interest income to decrease as we reduce our investment balance to fund current operations.

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

Our objective is to reflect the appropriate clinical trial expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of completion of clinical trials, or the services completed. During the course of a clinical trial, we adjust the rate of clinical trial expense recognition if actual results differ from the estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. Although we do not expect that our estimates will be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting amounts that are too high or too low for any particular period. Through March 31, 2015, there had been no material adjustments to our prior period estimates of accrued expenses for clinical trials. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials.

Stock-Based Compensation

Stock-based compensation expense represents the grant date fair value of employee equity grants recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis, net of estimated forfeitures. For awards with performance-based milestones, the expense is recorded over the remaining service period after the point when the achievement of the milestone is probable or the performance condition has been achieved.

We account for awards granted to non-employees using the fair-value approach. These awards are subject to periodic revaluation over their vesting terms.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2015	2014
Research and development	$11,518	$5,218	$6,300
General and administrative	4,779	1,706	3,073
Total other (expense) income	(449)	(238)	(211)

Research and Development Expenses. Research and development expenses were $11.5 million and $5.2 million for the three months ended March 31, 2015 and 2014, respectively. The increase of approximately $6.3 million was due primarily to an increase of $5.2 million in expenses incurred during the first quarter of 2015 associated with drug substance manufacturing scale-up, $0.6 million in stock-based compensation due to additional grants, $0.4 million in compensation related to an increase in headcount, $0.4 million in clinical consulting, $0.4 million in preclinical costs and $0.2 million in rent and various other costs offset by a decrease of $0.9 million in clinical costs due to the completion of enrollment in our CUPID 2 trial in the first quarter of 2014. We anticipate a reduction in our research and development expenses for the foreseeable future due to a planned reduction in workforce and certain recently suspended MYDICAR related activities while we reevaluate our programs and strategic alternatives in light of the negative CUPID 2 data.

General and Administrative Expenses. General and administrative expenses were $4.8 million and $1.7 million for the three months ended March 31, 2015 and 2014, respectively. The increase of approximately $3.1 million was due to an increase of $1.1 million in pre-commercial planning efforts, $1.0 million in stock-based compensation due to additional grants, $0.5 million in compensation related to an increase in headcount and $0.5 million in legal, insurance and various other public company related costs. We expect our general and administrative expenses to decrease in the foreseeable future due to a planned reduction in workforce and the recently suspended activities related to pre-commercial planning efforts as we evaluate our strategic alternatives in light of the negative CUPID 2 data.

Other Expense. Other expense was $0.4 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. Other expense for the three months ended March 31, 2015 consisted primarily of $0.5 million of expense related to the accretion of debt discount and interest charges on our term loan offset by $40,000 in interest and other income. Other expense for the three months ended March 31, 2014 consisted primarily of the change in fair value of the warrant liability prior to its reclassification to stockholders’ equity in February 2014 in connection with the closing of our initial public offering.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of March 31, 2015, we had an accumulated deficit of approximately $163.2 million. We anticipate that we will continue to incur net losses for at least the next several years. We expect that our research and development and general and administrative expenses will decrease for the foreseeable future due to a planned reduction in workforce and certain recently suspended MYDICAR activities and pre-commercial planning efforts while we reevaluate our programs and strategic alternatives in light of the negative CUPID 2 data. We expect that we may need additional capital to fund our operations, which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements. As a result of the negative CUPID 2 results, we cannot draw down the second tranche of our loan facility with Hercules in the amount of $15.0 million and we expect to begin repaying the $10.0 million principal borrowed on August 1, 2015, in 30 equal monthly installments of principal and interest.

Since our inception through March 31, 2015, we have funded our operations primarily through the sale of our equity and debt securities. As of March 31, 2015, we had cash, cash equivalents and investments of approximately $70.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$(14,765)	$(6,547)
Investing activities	49,712	6,488
Financing activities	636	46,033

Net increase (decrease) in cash and cash equivalents	$35,583	$45,974

Operating activities. Net cash used in operating activities of $14.8 million during the three months ended March 31, 2015 was primarily a result of our net loss of $16.7 million. The primary difference between our net loss and our cash used in operating activities was $2.1 million of stock-based compensation, $0.3 million of non-cash interest related to the accretion of debt discount on our term loan with Hercules, $0.1 million amortization of premiums paid on investment securities, $0.1 million of depreciation expense and $(0.6) million of changes in our operating assets and liabilities.

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

Investing Activities. Net cash provided by investing activities of $49.7 million and $6.5 million during the three months ended March 31, 2015 and 2014, respectively, was primarily a result of the net maturities of investments used to fund our operating activities. In 2015 and 2014, amounts of $0.1 and $0.2 million, respectively, were also used to purchase property and equipment.

Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2015 consisted of $0.6 million in proceeds received upon the exercise of employee stock options. Net cash provided by financing activities of $46.0 million during the three months ended March 31, 2014 consisted of $50.6 million in proceeds received and $4.6 million in costs paid in connection with our initial public offering.

Future Funding Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We expect that our expenses will decrease for the foreseeable future due to a planned reduction in workforce and certain recently suspended MYDICAR programs and pre-commercial planning activities while we reevaluate our programs and strategic alternatives in light of the negative CUPID 2 data. We anticipate that we may need additional funding in connection with our continuing operations.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operations for at least the next 12 months. We are currently evaluating various strategic alternatives for the use of our existing cash, cash equivalents and short-term investments. We have based our planning estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of capital outlays and operating expenditures that would be necessary to complete the development of our product candidates.

Our future capital requirements will depend on many factors, including:

•	the outcome of our evaluation of strategic alternatives in light of the negative CUPID 2 data;

•	the potential continued clinical development of our product candidates;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the costs associated with securing, establishing and maintaining commercialization and manufacturing capabilities;

•	the number and characteristics of product candidates that we pursue, including our product candidates in preclinical development;

•	the ability of our product candidates to progress through clinical development successfully;

•	our need to refocus or expand our research and development activities;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our need and ability to retain or hire additional management and scientific, medical and sales personnel; and

•	the effect of competing technological and market developments.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2015 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Long-term obligations (1)	$11,762	$2,462	$9,295	$5	$—
Interest commitment on long-term obligations (1)	1,412	784	628	—	—
Operating lease obligations	3,168	647	1,007	846	668

Total	$16,342	$3,893	$10,930	$851	$668

(1)	Primarily consists of $10.0 million term loan borrowed by us on August 1, 2014 under our loan and security agreement with Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc. dated July 31, 2014. A final payment equal to $1.8 million will be due at such time as all amounts borrowed under the loan and security agreement are prepaid or become due and payable. We will begin repaying the $10 million principal currently outstanding in 30 equal payments of principal and interest starting in August 2015. The term loan has a scheduled maturity date of February 1, 2018. Also included in our long-term obligations is a nominal obligation for the capital lease of office equipment.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

We also have interest rate exposure as a result of our secured term loan with Hercules. As of March 31, 2015, the outstanding principal amount of the term loan was $10.0 million. The outstanding principal under the loan accrues interest at a rate equal to the greater of (i) 8.25% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 8.25%. Changes in the prime rate may therefore affect our interest expense associated with our secured term loan.

If a 10% change in interest rates from the interest rates on March 31, 2015 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio or on our interest expense obligations with respect to outstanding borrowed amounts.

As of March 31, 2015, we had €1.7 million in contractual payment obligations denominated in euros pursuant to our Development, Manufacturing and Supply Agreement with Novasep. We have ongoing clinical trial agreements denominated in euros. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the three month period ended March 31, 2015. A 10% change in the euro-to-dollar exchange rate on March 31, 2015 would not have had a material effect on our results of operations or financial condition.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2015, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) did not appear as separate risk factors in Item 1A of our Annual Report or contain changes to the similarly titled risk factors included in Item 1A of our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to our Business

Our business to date has been almost entirely dependent on the success of MYDICAR, which recently failed to show a treatment effect in the Phase 2b clinical trial known as CUPID 2. As we analyze the data from CUPID 2 and conduct a review of strategic alternatives, we may decide not to continue development of MYDICAR or our other programs.*

On April 26, 2015, we announced that the CUPID 2 trial did not meet its primary and secondary endpoints. CUPID 2 is a 250-patient randomized, double-blind, placebo-controlled multinational Phase 2b trial that was designed to evaluate MYDICAR in patients with HFrEF. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of MYDICAR. In an effort to conserve our cash resources and reduce operating expenses, we have approved a workforce reduction of approximately one-half of our workforce and the termination of our development, manufacturing and supply agreement with Novasep. We are currently analyzing the CUPID 2 data and are assessing whether to continue the development of MYDICAR for HFrEF and/or other potential indications, as well as conducting a review of our other programs and strategic alternatives. We cannot predict the outcome of this review or whether we will decide to continue with drug development.

The other programs in our pipeline are in early stages of development and our efforts to develop and commercialize any product candidates that could result from these programs are subject to a high risk of failure. If we fail to successfully develop product candidates, our ability to generate revenues will be substantially impaired.*

The process of successfully developing product candidates for the treatment of human diseases is very time-consuming, expensive and unpredictable and there is a high rate of attrition for product candidates in preclinical and clinical trials. Until recently, our business strategy depended upon the successful clinical development of MYDICAR and the subsequent development of additional pipeline product candidates to complement our initial focus on MYDICAR. Our remaining programs are in much earlier stages of development than MYDICAR, and would require substantial additional financial resources, as well as research, development and clinical activities, to pursue the development of these product candidates, and we may never develop an approvable product.

As a result of the CUPID 2 data and the reduction in our workforce that we announced in April 2015, we may not be successful in retaining key employees. If we are unable to retain our management, scientific staff and scientific advisors, our business will be seriously jeopardized.*

On April 30, 2015, we announced a planned workforce reduction of approximately one-half of our workforce. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale which may cause our remaining employees to seek alternate employment. Competition among biotechnology companies for qualified employees is intense, and the ability to retain our key employees is critical to our ability to effectively manage our resources following the CUPID 2 data and for defining a path forward for the company. Although we have implemented a retention program for certain key employees who will each receive a retention payment equal to 50% of their salary if they remain employed by us until December 31, 2015 (or are terminated prior to that date other than for cause), our retention plan may not be successful in incentivizing these employees to stay employed with us. Additional attrition could have a material adverse effect on our business. In addition, as a result of the reduction in our workforce, we face an increased risk of employment litigation.

Furthermore, while we have entered into employment letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. The failure of CUPID 2 will likely make it more challenging to retain qualified personnel, and difficult to recruit personnel in the future, if necessary. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede our ability to identify and execute on a strategic path forward.

Risks Related to our Financial Condition and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a clinical-stage biotechnology company and we have not yet generated any revenues. We have incurred net losses in each year since our inception in December 2000, including consolidated net losses of $33.9 million for the year ended December 31, 2014. As of March 31, 2015, we had an accumulated deficit of approximately $163.2 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

We expect to continue to incur significant expenses and operating losses for the foreseeable future if and as we:

•	continue the development of MYDICAR for HFrEF or other indications;

•	further validate and develop the manufacturing process for MYDICAR and its companion diagnostic, including commercial scale-up and contract for the construction and operation of one or more commercial manufacturing facilities, and validate and develop manufacturing processes for our other product candidates and any related companion diagnostics;

•	advance our additional preclinical assets, including mSCF gene therapy and our small molecule platform targeting SERCA2 enzymes;

•	continue our research and preclinical development of our product candidates and seek to identify and validate additional product candidates;

•	seek regulatory and marketing approvals for MYDICAR and its companion diagnostic and any other product candidate that successfully completes clinical trials;

•	establish a sales, marketing and distribution infrastructure in the United States to commercialize any products for which we obtain marketing approval;

•	acquire rights to other product candidates and technologies;

•	change or add manufacturers or suppliers;

•	maintain, expand and protect our intellectual property portfolio;

•	make milestone or other payments under any in-license or collaboration agreement;

•	attract and retain skilled personnel;

•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and

•	experience any delays or encounter issues with any of the above.

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

Our ability to generate meaningful revenue and achieve profitability depends on our ability, and the ability of any third party with which we may partner, to successfully complete the development of, and obtain the regulatory approvals necessary to, commercialize our product candidates and any related companion diagnostics. We do not anticipate generating revenues from product sales for the foreseeable future, if ever. If any of our product candidates fail in clinical trials or if any of our product candidates or any related companion diagnostics do not gain regulatory approval, or if any of our product candidates and any related companion diagnostics, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our ability to generate future revenues from product sales depends heavily on our success in:

•	completing research and preclinical and clinical development of our product candidates;

•	seeking and obtaining regulatory and marketing approvals for product candidates for which we complete clinical trials;

•	developing a sustainable, scalable, reproducible, and transferable manufacturing process for our vectors and product candidates;

•	automating, validating and seeking and obtaining regulatory approvals for any required companion diagnostics on a timely basis;

•	establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate (in amount and quality) products and services to support clinical development and, if approved, the market demand for our product candidates;

•	launching and commercializing product candidates for which we obtain regulatory and marketing approval, either by establishing a sales force, marketing and distribution infrastructure, or by collaborating with a partner;

•	obtaining market acceptance of any approved products and gene therapy as a viable treatment option;

•	addressing any competing technological and market developments;

•	implementing additional internal systems and infrastructure, as needed;

•	identifying and validating new product candidates;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and

•	attracting, hiring and retaining qualified personnel.

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other foreign regulatory authorities to perform clinical trials and other studies in addition to those that we originally anticipated. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

Failure to comply with covenants in our existing loan agreement or satisfy certain conditions of the loan agreement, could harm our liquidity, financial condition, business, operating results and prospects.*

Under our loan and security agreement with Hercules, in August 2014 we borrowed $10.0 million from Hercules. The loan agreement requires us to comply with restrictive covenants, including restrictive covenants that limit our ability to incur additional indebtedness; encumber the collateral securing the loan agreement; acquire, own or make investments; repurchase or redeem stock or other equity securities; declare or pay any cash dividend or make a cash distribution on any class of stock or other equity interest; transfer a material portion of our assets; acquire other businesses; or merge or consolidate with or into any other business organization. Moreover, an uncured breach of any of the covenants or other event of default under the loan agreement could lead to an event of default under the loan agreement. If any event of default occurs, then the outstanding amount under the loan agreement may become due and payable immediately, but we may not have access to such funds on reasonable terms or at all, which could harm our liquidity, business, financial condition, operating results and prospects. In addition, although the CUPID 2 data did not, in and of itself result in a default under the loan agreement, there is no guarantee that future negative business conditions will not flow from the CUPID 2 data which could result in an event of default.

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

We may need to raise substantial additional funding to the extent we continue our product development efforts, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.*

Our operations have consumed substantial amounts of cash since inception. As of March 31, 2015, our cash, cash equivalents and investments were approximately $70.6 million. Our research and development expenses were $11.5 million and $5.2 million for the three months ended March 31, 2015 and 2014, respectively. We believe that our existing cash, cash equivalents and investments will enable us to fund our operations for at least the next 12 months. However, we are currently conducting a review of strategic alternatives and our operating plan may be impacted by many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to continue the development of our product candidates and companion diagnostic, as well as to further develop MYDICAR, if we decide to do so.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates and any related companion diagnostics. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than would otherwise be ideal and we may be required to relinquish rights to some of our technologies, product candidates or any required companion diagnostic(s), or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any approved products, or be unable to deploy the capital necessary to refocus or expand our operations or otherwise capitalize on our business opportunities, as desired, any of which could materially adversely affect our business, financial condition and results of operations and could even require us to cease operations entirely.

Raising additional funds through debt or equity financing is likely to be challenging, could be dilutive and may cause the market price of our common stock to decline further.*

To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in substantial dilution for our current stockholders and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline further and existing stockholders may not agree with our financing plans or the terms of such financings. Given the negative results of our CUPID 2 trial, we believe our ability to issue equity securities or obtain debt financing in the future on favorable terms, or at all, has been substantially impaired, particularly if the intended use of proceeds would be for the continued development of MYDICAR.

In order to raise required funds we may choose to enter into one or more collaborations. Such collaborations could require us to give up substantial rights to MYDICAR in the United States and/or outside the United States.*

We may choose to enter into one or more collaborations in order to continue the development of MYDICAR and our other product candidates. These collaborations could require us to relinquish substantial rights, potentially including the grant of an exclusive license to make use and sell MYDICAR, to another company.

Risks Related to the Discovery and Development of our Product Candidates and Companion Diagnostic

We may not be able to continue the development of, successfully obtain regulatory or marketing approval for, or successfully commercialize, MYDICAR.*

To date, we have expended significant time, resources and effort on the development of MYDICAR for the treatment of HFrEF, including conducting preclinical studies and clinical trials. The setback caused by the unfavorable CUPID 2 outcome has resulted in a development delay of at least a few years. If we decide to continue the development of MYDICAR for HFrEF, we will need to commence and complete additional clinical trials, manage clinical and manufacturing activities, obtain necessary regulatory approvals from the FDA in the United States, from the EMA in the European Economic Area (EEA), and from other foreign regulatory authorities in other jurisdictions for both MYDICAR and its companion diagnostic, obtain commercial manufacturing supply, build a commercial marketing organization or enter into a commercial marketing collaboration with a third party, and in some jurisdictions, obtain reimbursement authorization, among other things. If we elect to continue with our MYDICAR product development efforts, we cannot assure you that we will be able to successfully complete the necessary clinical trials and/or obtain regulatory approvals and sufficient commercial manufacturing supply for MYDICAR or its companion diagnostic. To date, no gene therapy product has ever been approved in the United States. If we do not receive regulatory approvals, our business, prospects, financial condition and results of operations will be adversely affected. Even if we obtain regulatory approvals, we may never generate significant revenues from any commercial sales of MYDICAR. If we fail to successfully commercialize MYDICAR, we may be unable to generate sufficient revenues to sustain and grow our business and our business prospects, financial condition and results of operations will be adversely affected.

MYDICAR is based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. At the moment, no gene therapy product has been approved in the United States and only one gene therapy product has been approved in Europe. In addition, our negative CUPID2 data may adversely affect the attitude of regulatory authorities toward continued development of MYDICAR.*

We have primarily concentrated our research and development efforts on our lead product candidate, MYDICAR, for the treatment of HFrEF. There can be no assurance that any development problems we experience in the future related to our product candidates will not cause significant delays or unanticipated costs, or that such development problems can be solved. In addition, our product development program is dependent on the development and commercialization of a required companion diagnostic by us or by third party collaborators. Companion diagnostics are subject to regulation as medical devices and those diagnostic tools must independently be cleared or approved by the FDA, the EMA or other foreign regulatory authorities before we may commercialize our product candidates. We may also experience delays in finalizing our commercial manufacturing process or transferring that process to commercial partners or producing clinical trial supplies, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

In addition, the clinical trial requirements of the FDA, the EMA and other foreign regulatory authorities, and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. For example, if we decide to continue the development of MYDICAR and ultimately pursue regulatory approval, the FDA will require us to conduct a safety and efficacy trial of patients with pre-existing NAbs to the AAV-based vectors used by MYDICAR as well as a viral shedding trial to determine the dissemination of our MYDICAR vector particles into the environment. At the moment, no gene therapy product has been approved in the United States and only one gene therapy product, uniQure’s Glybera, which received marketing authorization from the EMA in 2012, has been approved in Europe, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or Europe. Prior product candidate approvals by the EMA may not be indicative of what the FDA or EMA may require for MYDICAR approval.

Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health, or the NIH, are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or the RAC. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. Conversely, the FDA can put an investigational new drug application, or IND, on clinical hold even if the RAC has provided a favorable review. Also, before a clinical trial can begin at an NIH-funded institution, that institution’s institutional review board, or IRB, and its Institutional Biosafety Committee, or IBC, will have to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA, the EMA or other foreign regulatory authorities to change the requirements for approval of any of our gene therapy-based product candidates. Furthermore, the negative results from the CUPID 2 trial could result in more stringent requirements being imposed by the regulatory bodies and advisory groups, should we decide to continue the development of MYDICAR.

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

Failure to successfully validate, commercialize and obtain regulatory approval for our companion diagnostic could prevent commercialization of MYDICAR. Devices used in the administration of MYDICAR may also require labeling changes and result in delays or complications for the commercialization of MYDICAR.*

A key element of our MYDICAR strategy is to screen out patients with certain amounts of pre-existing NAbs to the AAV1 viral vector used as an active ingredient in MYDICAR. We have developed a companion diagnostic to help us better identify those patients who may benefit from treatment with MYDICAR. If we decide to continue the development of MYDICAR, we will be dependent on such companion diagnostic, both during our clinical trials and in connection with any future commercialization of MYDICAR for HFrEF or for other indications. If we decide to continue the development of MYDICAR, we expect that we would enter into a strategic alliance with a third party for the automation and commercialization of our companion diagnostic. We and any of our future collaborators may encounter difficulties in developing the companion diagnostic for commercial application, including issues in relation to automation, selectivity/specificity, analytical validation, reproducibility, critical reagents, or clinical validation of such companion diagnostic. Companion diagnostics are subject to regulation by the FDA as medical devices and require separate regulatory clearance or approval prior to commercialization. In the case of MYDICAR, we anticipate that the FDA will require approval of the companion diagnostic under a medical device pre-market approval, or PMA, application prior to, or concurrently with, approval and commercialization of MYDICAR, which could delay our ability to commercialize both products. If we, or any of our future collaborators, fail to obtain regulatory approval of the companion diagnostic or are delayed in receiving such approval, our ability to commercialize MYDICAR would be delayed until such time as regulatory approval is obtained. In addition, our future collaborators may encounter production difficulties that could constrain the supply of the companion diagnostic, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostic in the clinical community. MYDICAR and certain of the off-the-shelf legally marketed administration components used in the cardiac catheterization laboratory may be regulated as combination products. These include, but are not limited to, regulated products where two or more separate products are packaged together (e.g., drug and device products); or a product packaged separately but intended for use only with an approved, individually specified product where both are required to achieve the intended use of the proposed product. In connection with the potential future commercialization of MYDICAR, it is possible that MYDICAR could include labeling that specifies certain administration products or product attributes, and the labeling of some of the administration products may need to be changed, e.g., to reflect a change in intended use, which revisions could delay and complicate our ability to commercialize MYDICAR.

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent development of our product candidates, especially in light of our CUPID 2 data.*

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates as well as completion of required follow-up periods. In light of the failed CUPID 2 efficacy outcome, it is possible that patients will be less willing to participate in the on-going or any future potential trial of MYDICAR. If patients are unwilling to participate in our gene therapy trials because of negative publicity from adverse events in the biotechnology or gene therapy industries or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products may be delayed. In addition, if there are delays in accumulating the required number of clinical events in trials where clinical events are a primary endpoint, there may be delays in completing the trial. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics or to complete our clinical trials in a timely manner. We could experience difficulties enrolling the requisite number of patients for future clinical trials, including additional trials that may be required by the FDA for the approval of MYDICAR. For example, one significant obstacle to the timely recruitment and enrollment of a sufficient number of eligible patients in clinical trials of MYDICAR is the high prevalence of certain pre-existing NAbs to the viral vector used by MYDICAR, with, we believe, approximately 60% of potential patients in the United States exhibiting these antibodies. In other countries, such as Poland, the prevalence of pre-existing AAV1 NAbs is significantly higher. These antibodies neutralize the effectiveness of AAV-based vectors, such as MYDICAR, and although we are able to prescreen for the presence of these antibodies, the high prevalence of these antibodies in humans reduces the pool of available trial participants.

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

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials, we may need to delay, limit or terminate ongoing or future clinical trials, any of which would have an adverse effect on our business.

We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.*

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. While we received Fast Track designation in December 2011 and Breakthrough Therapy designation in April 2014 from the FDA for MYDICAR for the treatment of HFrEF in NYHA Class III/IV heart failure patients, these designations may not provide ongoing benefits to us in light of our negative CUPID 2 data, and may be formally withdrawn by the FDA. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

Our CUPID 2 results cast serious doubt about the probative value of our success in earlier, smaller clinical trials.*

Trial designs and results from previous trials are not necessarily predictive of our future clinical trial designs or results. For example, although the results of our Phase 2a clinical trial of MYDICAR for the treatment of for HFrEF (CUPID 1) were positive, our Phase 2b clinical trial of MYDICAR (CUPID 2) failed to meet its primary or secondary endpoints. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials.

There is a high failure rate for drugs and biological products proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials, including us. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any potential marketing approval.*

As with many pharmaceutical and biological products, treatment with MYDICAR may produce undesirable side effects or adverse reactions or events. Although extensive preclinical safety and biodistribution testing conducted on MYDICAR and other AAV vectors, including the CUPID 1 trial of MYDICAR for HFrEF and data from previous clinical trials of other AAV vectors, suggests that MYDICAR will be well tolerated, known adverse side effects that could present with treatment with AAV vectors include an immunologic reaction to the capsid protein or gene at early time points after administration. In previous clinical trials involving AAV viral vectors for gene therapy, some subjects experienced serious adverse events, including the development of a T-cell mediated immune response against the vector capsid proteins. If we decide to initiate dosing in a phase 1/2 MYDICAR trial at a dose 2.5-fold higher than previously studied, a T-cell mediated immune response could become more of a risk. If our vectors demonstrate a similar effect, or other adverse events, we may be required to halt or delay further clinical development of our product candidates. In addition, theoretical adverse side effects of AAV vectors include replication and spread of the virus to other parts of the body and insertional oncogenesis, which is the process whereby the insertion of a gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation or cancer. Potential procedure-related events are similar to those associated with standard coronary diagnostic procedures, and may include vascular injury (e.g., damage to the femoral, radial, or brachial arteries at the site of vascular access, or damage to the coronary arteries) or myocardial injury. If any such adverse events occur, our clinical trials could be suspended or terminated and the FDA, the EMA or other foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Even if we obtain regulatory approval in a jurisdiction, regulatory authorities may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the holder of an approved Biologic Licence Application, or BLA, is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process.

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

Public opinion and heightened regulatory scrutiny of gene therapy and genetic research, coupled with our CUPID 2 results, may impact public perception of our product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.*

Gene therapy remains a novel technology, with no gene therapy product approved to date in the United States and only one gene therapy product approved to date in Europe. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In addition, the results of CUPID 2 may have adversely affected public opinion of MYDICAR. Our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing treatments that involve the use of our product candidates in lieu of, or, with respect to MYDICAR, in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, in conducting clinical trials of MYDICAR in Europe, we are subject to environmental assessment legislation applicable to genetically modified organisms, or GMOs, which classifies the administration of GMOs to humans as a “deliberate release” of the GMO into the environment, thereby necessitating prior review and clearance by the applicable environmental assessment governing body. The level of scrutiny varies by country and some localities have additional requirements. Adverse events in our or others’ gene therapy clinical trials, even if not ultimately attributable to the product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

Even if we obtain and maintain approval for MYDICAR from one regulatory authority, we may never obtain approval for MYDICAR from regulatory authorities in other jurisdictions, which would limit our market opportunities and adversely affect our business.*

Approval in the United States by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of MYDICAR outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the manufacturing and marketing of the product candidates in those countries and, if applicable, any required companion diagnostic. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for our products, if approved, is also subject to approval. While we may decide to submit a Marketing Authorization Application, or MAA, to the EMA for approval in the EEA, obtaining such approval is a lengthy and expensive process and the EMA has its own procedures for approval of product candidates. Even if a product is approved, the FDA or the EMA, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and the EEA also have requirements for approval of drug candidates with which we must comply prior to marketing in those countries. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Also, regulatory approval for any of our product candidates may be withdrawn. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of MYDICAR will be harmed and our business will be adversely affected.

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

In May 2012, we obtained a Special Protocol Assessment, or SPA, from the FDA for a potential Phase 3 pivotal clinical trial of MYDICAR. The FDA’s SPA process creates a written agreement between the sponsoring company and the FDA regarding clinical trial design and other clinical trial issues, such as the trial endpoints, that can be used to support approval of a product candidate. The SPA is intended to provide assurance that if the agreed upon clinical trial protocols are followed and the clinical trial endpoints are achieved, the data may serve as the primary basis for an efficacy claim in support of a New Drug Application, or NDA, or BLA. However, an SPA is not a guarantee of an approval of a product candidate or any permissible claims about the product candidate. In particular, an SPA agreement is not binding on the FDA if previously unrecognized public health concerns arise during the performance of the clinical trial, if other new scientific concerns regarding product candidate safety or efficacy arise or if the sponsoring company fails to comply with the agreed upon clinical trial protocols. Moreover, an SPA does not address all of the variables and details that may go into planning for or conducting a clinical trial, and changes in the protocol for a clinical trial can invalidate an SPA or require that the FDA agree in writing to the modified protocol. In addition, while an SPA addresses the requirements for submission of a BLA, the results of the related clinical trial may not support FDA approval.

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

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates and companion diagnostic for our clinical trials. There are a small number of suppliers for certain capital equipment and raw materials that we use to manufacture our product candidates and companion diagnostic. Such suppliers may not sell these raw materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Any significant delay in the supply of a product candidate, a diagnostic reagent, or the raw material components thereof for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates or companion diagnostic. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates or companion diagnostic, our ability to commercially launch and/or generate revenues from the sale of any of our approved products or companion diagnostic would be impaired. Reliance on third-party manufacturers entails exposure to risks to which we would not be subject if we manufactured the product candidates or companion diagnostic ourselves, including:

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

We and our contract manufacturers are subject to significant regulation with respect to manufacturing our viral vectors, product candidates and companion diagnostic. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and have limited capacity.*

We currently have a relationship with only one supplier, Lonza, for the manufacturing of MYDICAR drug substance for clinical testing purposes. We expect to rely upon Lonza, and/or other third parties to produce materials required for the commercial production of our product candidates and companion diagnostic if we continue the further development of one or more of our programs and if we succeed in obtaining the necessary regulatory approvals. Because certain of our license agreements place restrictions on our ability to transfer or sublicense our intellectual property rights obtained under such agreements in connection with manufacturing activities, if any supplier we use requires a sublicense of our intellectual property rights for commercial manufacture of our viral vectors, product candidates or companion diagnostic, we may be unable to transfer or sublicense the requisite intellectual property rights, which may negatively impact our supply of our viral vectors, product candidates or companion diagnostic.

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

Risks Related to Commercialization of our Product Candidates and Companion Diagnostic

We intend to rely on third parties to produce our viral vectors, product candidates and other key materials and for companion diagnostic testing, but these manufacturers have minimal or no experience producing our vectors, product candidates or companion diagnostic materials at commercial levels and may not achieve the necessary regulatory approvals or produce our vectors, products or companion diagnostic materials at the quality, quantities, locations and timing needed to support commercialization.*

We are currently developing a scalable manufacturing process for MYDICAR, which we have transferred to Lonza. We have completed a first demonstration batch at commercial scale of production (2,000-liter production bioreactor scale) at Lonza in Houston, TX, and are in the process of testing this material for conformance to our specifications. Although we have entered into an agreement for the manufacture of our MYDICAR drug substance with Lonza for our clinical trials, Lonza may not perform as agreed, may be unable to comply with GMP requirements and with FDA, state and foreign regulatory requirements or may terminate its agreement with us. If Lonza is unable to manufacture MYDICAR drug substance in a timely manner, encounters manufacturing difficulties, or otherwise fails to comply with its contractual obligations and we are required to switch to a new manufacturer, we expect that our clinical development timeline would be delayed by at least one year. Because of the complex nature of our product candidates, Lonza or any other manufacturer with whom we may enter into an agreement, may not be able to manufacture our product candidates at a cost or in quantities or on timelines necessary for the successful commercialization of our product candidates. If we successfully commercialize any of our product candidates, we will be required to establish large-scale commercial manufacturing capabilities, relying on one or more third parties, and there is no guarantee that any such third parties will be able to do this in a timely manner, or at all. In addition, in the event that our product development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. We have minimal experience manufacturing pharmaceutical or biological products on a commercial scale and our potential suppliers, including Lonza, will have to construct and validate new commercial manufacturing facilities and obtain regulatory approvals for the facilities before being able to produce MYDICAR, and there can be no assurance that they will succeed in doing so.

If our third-party manufacturers are unable to produce our viral vectors or product candidates in the necessary quantities, or in compliance with GMP, or in compliance with pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and sales of our products, if approved, may be materially harmed.

We similarly intend to enter into agreements with third parties for the automation, characterization and validation, of our companion diagnostic and the manufacture of its critical reagents. However, we may be unable to enter into such an agreement on favorable terms, or at all.

We may run into technical or scientific issues related to manufacturing or development that we may be unable to resolve in a timely manner or with available funds. In addition, we have not completed the development, characterization and validation activities necessary for commercial and regulatory approvals. If Lonza any of our other manufacturing partners does not obtain such regulatory approvals for their facilities, our commercialization efforts will be harmed. In addition, any significant disruption in our supplier relationships could harm our business. We source key materials from third parties, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers. There are a small number of suppliers for certain key materials that are used to manufacture our product candidates and companion diagnostic. Such suppliers may not sell these key materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these key materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these key materials.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates or companion diagnostic, if approved, we may be unable to generate any revenues.*

We currently do not have an organization for the sales, marketing and distribution of products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, including MYDICAR, we must build our sales, distribution, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We have no prior experience in the marketing, sale or distribution of pharmaceutical or diagnostic products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products.

If we are unable to build our own sales force or negotiate a strategic partnership for the commercialization of MYDICAR or its companion diagnostic in the United States, we may be forced to delay the potential commercialization of MYDICAR, reduce the scope of our sales or marketing activities for MYDICAR or undertake the commercialization activities for MYDICAR at our own expense. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring MYDICAR to market or generate product revenue. We could enter into arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to some of our technologies, product candidates or companion diagnostic or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

If the market size for MYDICAR is considerably smaller than we anticipate, it could significantly and negatively impact our business, financial condition and results of operations.*

It is very difficult to estimate the future commercial potential of MYDICAR due to factors such as safety and efficacy compared to other available treatments, changing standards of care, achieving favorable hospital formulary status, third-party payor reimbursement standards, ability of patients to meet co-payment amounts, patient and physician preferences, and the availability of competitive alternatives that may emerge. We believe that approximately 60% of such potential patients in the United States will be ineligible for treatment with MYDICAR due to the presence of pre-existing AAV1 NAbs which will neutralize the effectiveness of AAV-based vectors such as MYDICAR. In other countries, such as Poland, the prevalence of pre-existing AAV-resistant antibodies is significantly higher. In addition, just one exposure to an AAV-based treatment such as MYDICAR may cause a patient to produce NAbs. Furthermore, other pharmaceutical companies could develop and receive approval for new AAV-based treatments which could increase the number of patients that exhibit NAbs. Separately, as we continue to analyze the CUPID 2 data, we could identify further limitations on the patient population potentially eligible for MYDICAR treatment. If the potential eligible patient population is lower than we previously anticipated, or if considerably more than 60% of potential patients exhibit NAbs, our business, financial condition and results of operations could be significantly and negatively impacted.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.*

We face competition both in the United States and internationally, including from major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Some of the pharmaceutical and biotechnology companies we know are developing gene therapies for heart failure that could potentially be competitive with or hinder the uptake of MYDICAR, if approved, and change the standard of care for heart failure patients include Renova Therapeutics, NanoCor Therapeutics, Juventas Therapeutics, VentriNova, uniQure N.V. in partnership with Bristol Myers Squibb and Beat BioTherapeutics. In addition, many universities and private and public research institutes are active in our target disease areas.

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

If we are unable to achieve and maintain adequate levels of coverage and reimbursement for MYDICAR, its companion diagnostic or any other product candidates, if approved, on reasonable pricing terms, their commercial success may be severely hindered.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years. Following the announcement of our CUPID 2 data in late April 2015, our stock price decreased substantially, which may invite securities class action litigation against us. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

We may not be successful in identifying or discovering additional product candidates.*

Our research programs, if continued, may fail to identify other potential product candidates for clinical development for a number of reasons. For example, our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and companion diagnostic. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates and companion diagnostic in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our product candidates or companion diagnostic, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or companion diagnostic or prevent others from designing around our claims. Also, the setback to our MYDICAR development program that resulted from the failure of CUPID 2 could also reduce the benefits of patents covering MYDICAR given the increased timelines to potential commercialization. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

If the patent applications we hold or have in-licensed with respect to our programs, product candidates and companion diagnostic fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates or companion diagnostic, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize future products. Several patent applications covering our product candidates and companion diagnostic have been filed recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates or companion diagnostic that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate and companion diagnostic under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate or companion diagnostic. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by a third party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates and companion diagnostic are obtained, once the patent life has expired for a product, we may be open to competition from generic medications.

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

Risks Related to Ownership of our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell some or all of your shares at a desired market price.*

The market price of our common stock has been and is likely to continue to be volatile. Since our initial public offering in January 2014 at a price of $8.00 per share, the sale price of stock as reported on The NASDAQ Global Market has ranged from $2.32 to $28.25, through May 8, 2015. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical studies or clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	announcements of significant changes in our business or operations, including the decision not to pursue one or more of our drug development programs;

•	unanticipated serious safety concerns related to the use of any of our product candidates;

•	reports of adverse events in other gene therapy products or clinical trials of such products;

•	inability to obtain additional funding;

•	any delay in filing an IND or BLA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;

•	failure to obtain regulatory and marketing approvals;

•	sales or potential sales of our common stock by us or our stockholders in the future;

•	failure to successfully develop, manufacture and commercialize our product candidates or companion diagnostic;

•	failure to enter into collaborations;

•	failure by us or our licensors to prosecute, maintain or enforce our intellectual property rights;

•	our dependence on third parties, including, commercial manufactures, CROs as well as our partners that provide us with our companion diagnostic product;

•	changes in laws or regulations applicable to future products;

•	inability to obtain adequate clinical and commercial product supply for our product candidates or companion diagnostic or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we may provide to the public;

•	failure to meet or exceed the financial projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies; and

•	trading volume of our common stock.

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

Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.*

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expenses related to our product candidates, companion diagnostic, future development programs or general and administrative expenses (including as the result of a significant decrease or increase in employee headcount);

•	if any of our product candidates receives regulatory approval, the level of underlying demand for these product candidates and wholesalers’ buying patterns;

•	addition or termination of clinical trials or funding support;

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

•	any intellectual property infringement lawsuit in which we may become involved; and

•	regulatory developments affecting our product candidates or companion diagnostic or those of our competitors.

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

Recent Sales of Unregistered Securities

On March 11, 2015, we issued an aggregate of 8,581 shares of our common stock to Venrock Partners, L.P., Venrock Associates IV, L.P., and Venrock Entrepreneurs Fund IV, L.P. pursuant to the net exercise provisions of warrants to purchase 10,946 shares of our common stock at an exercise price of $5.61. On March 13, 2015, we issued 33,692 shares of our common stock to Pfizer Inc. pursuant to the net exercise provisions of a warrant to purchase 42,659 shares of our common stock at an exercise price of $5.61 per share. No cash was paid to us for the foregoing issuances of our common stock. The offer, sale and issuance of the foregoing shares of common stock were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D thereunder as transactions by an issuer not involving a public offering.

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

The net proceeds from our initial public offering have been invested in highly-liquid money market funds and investment grade corporate debt securities, pending their use. As of March 31, 2015, we have used approximately $26.5 million of the net proceeds from our initial public offering. We are evaluating various strategic alternatives to maximize shareholder value and our management will have broad discretion in the application of the remaining proceeds.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On May 13, 2015, the Compensation Committee of our Board of Directors approved expanding our previously announced retention program to include seven additional key employees, including Elizabeth E. Reed, our Vice President and General Counsel. Pursuant to the retention program, each key employee will be eligible to receive a lump sum retention payment equal to 50% of the employee’s base salary if such employee remains employed by us until December 31, 2015, or if such employee is terminated by us without cause prior to such date. Ms. Reed’s current base salary is $280,500, and accordingly she will be eligible to receive a lump sum retention payment equal to $140,250 pursuant to the retention program. We estimate that we will incur aggregate cash charges of up to approximately $0.7 million by December 31, 2015 in connection with this expansion to the retention program.

Item 6.	Exhibits

A list of the exhibits filed as part of this Quarterly Report on Form 10-Q is set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Celladon Corporation

Dated: May 14, 2015

/s/ Krisztina M. Zsebo, Ph.D.
Krisztina M. Zsebo, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2015

/s/ Paul B. Cleveland
Paul B. Cleveland
President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 10, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 10, 2014).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

4.3	Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated February 4, 2014 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

4.4	Form of Warrant to Purchase Common Stock issued to participants in the Registrant’s Convertible Debt and Warrant financing, dated October 15, 2013 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.1*	Development, Manufacturing and Supply Agreement, dated March 20, 2015, by and between the Registrant and Novasep, Inc.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.