Form 10-Q
period 2015-06-30
Celladon Corp
filed 2015-08-11
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 31, 2015 was 23,913,263.

CELLADON CORPORATION

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Celladon Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,041	$14,435
Short-term investments	8,004	70,513
Prepaid expenses and other assets	1,165	3,135

Total current assets	59,210	88,083
Property and equipment, net	616	763
Other assets	127	264

Total assets	$59,953	$89,110

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,446	$5,803
Accrued restructuring charges	2,392	—
Accrued clinical expenses	342	731
Accrued interest	69	71
Current portion of long-term obligations	10,587	1

Total current liabilities	16,836	6,606
Long-term obligations, net of discount	10	10,102
Non-current liabilities	283	298
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares — 10,000,000 at June 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized shares — 200,000,000 at June 30, 2015 and December 31, 2014, respectively; issued and outstanding — 23,913,263 and 23,490,737 at June 30, 2015 and December 31, 2014, respectively	24	23
Additional paid-in capital	222,510	218,528
Accumulated other comprehensive loss	—	(8)
Accumulated deficit	(179,710)	(146,439)

Total stockholders’ equity	42,824	72,104

Total liabilities and stockholders’ equity	$59,953	$89,110

See accompanying notes.

Celladon Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$9,501	$4,981	$21,019	$10,199
General and administrative	3,493	2,024	8,272	3,730
Restructuring charges	3,081	—	3,081	—

Total operating expenses	16,075	7,005	32,372	13,929

Loss from operations	(16,075)	(7,005)	(32,372)	(13,929)
Other income (expense):
Interest income	14	21	54	29
Interest expense	(445)	—	(955)	(59)
Other income (expense)	(19)	(8)	2	(12)
Change in fair value of warrant liability	—	—	—	(183)

Consolidated net loss	$(16,525)	$(6,992)	$(33,271)	$(14,154)

Other comprehensive loss:
Unrealized gain on investments	1	18	8	16

Comprehensive loss	$(16,524)	$(6,974)	$(33,263)	$(14,138)

Net loss per share attributable to common stockholders, basic and diluted	$(0.69)	$(0.38)	$(1.40)	$(0.94)

Weighted-average shares outstanding, basic and diluted	23,906,032	18,511,889	23,787,620	15,092,098

See accompanying notes.

Celladon Corporation

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Consolidated net loss	$(33,271)	$(14,154)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	153	60
Asset impairments	213	—
Stock-based compensation	3,201	1,267
Noncash interest expense	536	59
Amortization of investment premium	190	49
Change in fair value of warrant liability	—	183
Loss on disposal of property and equipment	6	—
Deferred rent	(9)	22
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,064	(546)
Accounts payable and accrued expenses	(439)	11

Net cash used in operating activities	(27,356)	(13,049)
Cash flows from investing activities
Purchases of investment securities	—	(38,067)
Proceeds from maturities of investment securities	62,327	10,700
Purchases of property and equipment	(156)	(270)
Proceeds from sale of property and equipment	8	—

Net cash provided by (used in) investing activities	62,179	(27,637)
Cash flows from financing activities
Proceeds from issuance of common stock	783	50,804
Costs paid in connection with common stock offering	—	(4,650)

Net cash provided by financing activities	783	46,154

Net increase in cash and cash equivalents	35,606	5,468
Cash and cash equivalents, beginning of period	14,435	7,903

Cash and cash equivalents, end of period	$50,041	$13,371

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

Organization

Celladon was incorporated in California on December 21, 2000 (inception) and reincorporated in Delaware in April 2012. The Company is a biotechnology company that has been focused on the development of cardiovascular gene therapy. As a result of the negative results from the Phase 2b clinical trial of its lead product candidate, MYDICAR (AAV1/SERCA2a), the Company is evaluating its strategic opportunities to maximize shareholder value, including the possibility of seeking a merger, sale of the Company or all or some of its assets, and/or a liquidation, and has suspended further research and development activities to reduce operating expenses while it evaluates these opportunities.

As of June 30, 2015, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated revenues from its planned principal operations.

Principles of Consolidation

The financial statements of the Company’s former subsidiary Celladon Europe B.V. (Celladon Europe) were consolidated with those of the Company through Celladon Europe’s dissolution on December 30, 2014. All intercompany transactions and balances were eliminated in consolidation.

Investment Securities

Investment securities primarily consist of investment grade corporate debt securities. The Company classifies all investment securities as available-for-sale. Investments with maturity dates greater than 12 months from the end of each reporting period are classified as long-term. Investment securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders’ equity (deficit) until realized. Realized gains and losses from the sale of investment securities, if any, are determined on a specific identification basis. A decline in the market value of any investment security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. As of June 30, 2015 and December 31, 2014, none of the investment securities have been in an unrealized loss position for more than 12 months. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income. Interest income is recognized when earned.

The following table sets forth the composition of the Company’s investment securities (in thousands):

			Unrealized
As of June 30, 2015	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt securities	Less than 1 year	$8,004	$—	$—	$8,004

			Unrealized
As of December 31, 2014	Maturity in Years	Amortized Cost	Gains	Losses	Fair Value
Corporate debt securities	Less than 1 year	$70,521	$—	$(8)	$70,513

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Six Months Ended June 30,
	2015	2014
Warrants for common stock	152,735	206,340
Common stock options and restricted stock units	2,544,854	2,510,828

	2,697,589	2,717,168

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

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-15, which defined management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosure. ASU 2014-15 defined the term substantial doubt and requires an assessment for a period of one year after the date of the issuance of the financial statements. It requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The guidance becomes effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

2. Balance Sheet Details

Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Prepaid expenses	874	756
Commercial manufacturing costs (1)	—	1,751
Other receivables	185	628
Debt issue costs, current	106	—

	$1,165	$3,135

(1)	The commercial manufacturing costs consisted mainly of design and engineering services for commercial drug manufacturing capabilities. The Company determined that it was probable that it would not complete the commercial manufacturing project in light of the CUPID 2 clinical data announced in April 2015 (see Note 7). The Company therefore recorded the costs accumulated as of December 31, 2014 and activity in the first half of 2015 as a period expense in the consolidated financial statements in the six month period ending June 30, 2015.

Property and equipment consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Office furniture and other equipment (1)	$520	$881
Leasehold improvements	246	246
Accumulated depreciation (1)	(150)	(364)

	$616	$763

(1)	Equipment and related accumulated depreciation related to MYDICAR manufacturing assets were reduced by $0.5 and $0.3, respectively, for a net impairment of $0.2 million in the six months ended June 30, 2015 following the CUPID 2 trial results and suspension of further development of the MYDICAR program (see Note 7).

Accounts payable and accrued expenses consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Accounts payable	$2,761	$3,293
Accrued compensation	268	1,909
Accrued other	406	596
Current portion of deferred rent	11	5

	$3,446	$5,803

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of June 30, 2015 and December 31, 2014, cash and cash equivalents consist primarily of bank deposits with third-party financial institutions and highly liquid money market securities with original maturities at date of purchase of 90 days or less and are stated at cost which approximate fair value and are classified within the Level 1 designation discussed above. Marketable securities are recorded at fair value, defined as the exit price in the principal market in which the Company would transact, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques and include the Company’s investments in corporate debt securities and commercial paper. Financial liabilities that were measured or disclosed at fair value on a recurring basis, and were classified within the Level 3 designation, included the warrant liability and convertible notes prior to their conversion to equity upon the Company’s initial public offering in February 2014. None of the Company’s non-financial assets and liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Cash equivalents measured at fair value as of June 30, 2015 and December 31, 2014 are all classified within Level 1. Below is a summary of other assets and liabilities measured at fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
	As of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Corporate debt securities	$8,004	$—	$8,004	$—

		Fair Value Measurements at Reporting Date Using
	As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Corporate debt securities	$70,513	$—	$70,513	$—

4. Commitments and Contingencies

Sublicense Agreement and Amended and Restated License Agreement with AmpliPhi

Sublicense Agreement

In June 2012, the Company entered into a sublicense agreement (the AmpliPhi Sublicense) with AmpliPhi Biosciences Corporation (AmpliPhi), pursuant to which AmpliPhi sublicensed to the Company certain rights under a separate agreement which AmpliPhi entered into in 2009 with the Trustees of University of Pennsylvania (UPenn). Under the terms of the AmpliPhi Sublicense, the Company obtained an exclusive, worldwide sublicense from AmpliPhi under certain UPenn patents related to AAV1 vectors for the development, manufacture, use and sale of companion diagnostics to MYDICAR. In addition, the Company is required to use commercially reasonable efforts to meet certain developmental, regulatory and commercial milestones with respect to companion diagnostics under the agreement. Following the recent suspension of further development of MYDICAR and its companion diagnostic, the Company may not currently be in compliance with these milestone requirements and will consider whether to terminate the agreement at the appropriate time following its review of strategic alternatives. In consideration for the sublicense granted to the Company under the agreement, the Company paid to AmpliPhi a sublicense initiation fee of $310,000, and the Company is obligated to pay to AmpliPhi an annual sublicense maintenance fee of $310,000. The Company is also required to pay to AmpliPhi a low single-digit percentage royalty based on net sales of any companion diagnostic covered by a licensed patent sold by the Company, its affiliates or its sublicensees. The Company’s royalty obligations continue on a companion diagnostic-by-companion diagnostic and country-by-country basis until the expiration of the last-to-expire valid claim in a licensed patent covering the applicable companion diagnostic in such country. Finally, the Company is obligated to pay to AmpliPhi all royalty and milestone payments that become due and payable by AmpliPhi to UPenn under AmpliPhi’s agreement with UPenn as a result of the Company’s exercise of the sublicense granted under the Company’s agreement with AmpliPhi, including a low single-digit tiered percentage royalty on net sales of any companion diagnostic sold by the Company, its affiliates or its sublicensees, which royalty is separate from and in addition to the royalty payable to AmpliPhi described above, and up to an aggregate of $850,000 in potential milestone payments per product covered by the licensed patents.

The Company may unilaterally terminate the agreement upon 30 days’ written notice to AmpliPhi. Absent early termination, the agreement will automatically terminate upon the expiration of the last-to-expire licensed patent, which is expected to be in 2019.

The Company recorded $0.3 million in each of the six month periods ended June 30, 2015 and June 30, 2014. Through June 30, 2015, no milestone obligations were incurred under the agreement.

Amended and Restated License Agreement

The Company entered into an amended and restated license agreement with AmpliPhi concurrently with the AmpliPhi Sublicense that both amended the terms of the license agreement which the Company entered into with AmpliPhi in 2009 and terminated its manufacturing agreement with AmpliPhi which the Company entered into in 2009. Under the agreement, the Company obtained an exclusive, worldwide license under certain patents and know-how related to AmpliPhi’s AAV vector and manufacturing technology for the development, manufacture, use and sale of MYDICAR. In addition, the Company has agreed to use commercially reasonable efforts to meet certain diligence milestones with respect to the development and commercialization of at least one product covered by the UPenn patent rights licensed to AmpliPhi by UPenn under the Company’s agreement with UPenn. Following the recent suspension of further development of MYDICAR, the Company may not currently be in compliance with these milestone requirements and will consider whether to seek termination of the agreement at the appropriate time following its review of strategic alternatives.

During the term of the agreement, the Company is not obligated to make annual license or maintenance payments, but is obligated to pay to AmpliPhi all royalty and milestone payments that become due and payable by AmpliPhi to UPenn under AmpliPhi’s agreement with UPenn as a result of the Company’s exercise of the sublicense granted under the Company’s agreement with AmpliPhi. This includes a low single-digit tiered percentage royalty on net sales of MYDICAR and any other product covered by the licensed patents sold by the Company, its affiliates or its sublicensees, and up to $850,000 in milestone payments upon the achievement of certain developmental and regulatory milestones related to MYDICAR and any other product covered by the licensed patents. Through June 30, 2015, no milestone obligations were incurred under the agreement. The agreement does not provide either party with termination rights and does not have a provision for expiration or automatic termination.

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

The Company has agreed to meet certain performance milestones under the agreement, the deadline for which may be extended at the Company’s request provided that the Company has used commercially reasonable efforts to achieve such milestones by the applicable deadlines. The Company recently suspended further development of the small molecule program and will consider whether to terminate the agreement at the appropriate time following its review of strategic alternatives. The Company has the first right to prosecute and maintain the applicable patent family.

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

The Company recorded $0.1 million in each of the six month periods ended June 30, 2015 and June 30, 2014. Through June 30, 2015, no milestone obligations were incurred under the agreement.

Material Transfer and Exclusivity Agreement

In February 2014, the Company and Les Laboratoires Servier (Servier) entered into a material transfer and exclusivity agreement, pursuant to which the Company agreed to transfer to Servier samples of certain proprietary compounds from the Company’s small molecule SERCA2b modulator program and granted to Servier a non-exclusive, non-sublicensable, royalty-free license to conduct certain studies of the samples for the purpose of evaluating Servier’s interest in negotiating a potential license and research collaboration agreement with the Company relating to small molecule SERCA2b modulators (Compounds), for the treatment of type 2 diabetes and other metabolic diseases. In 2015 the Company concluded certain pre-clinical studies in coordination with Servier and the evaluation period has expired.

License Agreement with Enterprise

On July 18, 2014, the Company and Enterprise Partners Management, LLC (Enterprise), an affiliate of Enterprise Partners Venture Capital, entered into an Assignment and License Agreement (the Enterprise License Agreement), pursuant to which Enterprise granted to the Company an exclusive, worldwide license and the assignment of patents held by Enterprise relating to certain gene therapy applications of the membrane-bound form of the Stem Cell Factor gene (mSCF) for treatment of cardiac ischemia. The Company has the right to grant sublicenses to third parties under the Enterprise License Agreement. Entities affiliated with Enterprise beneficially owned more than 10% of the Company’s stock as of the date the Enterprise License Agreement was executed.

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

Other License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired certain intellectual property. Pursuant to each agreement the Company paid a license fee and reimbursed historical patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. The Company cancelled certain license agreements following the CUPID 2 clinical trial results in April 2015 (see Note 7). Minimum annual payments to maintain these cancelable licenses total an aggregate of approximately $0.1 million and potential future milestone payments total an aggregate of approximately $0.9 million. The Company has recorded research and development expense related to license and annual maintenance fees under the agreements of $0.1 million and $0.2 million for the six month periods ended June 30, 2015 and June 30, 2014, respectively.

Through June 30, 2015, the Company has recorded research and development expense of $0.1 million related to milestone obligations incurred under the agreements.

Leases

The Company leases office space in San Diego, California under long-term operating leases that expire in October 2017 and September 2021. In March 2015, the Company entered into a short-term lease for approximately 7,000 square feet of office space in Seattle, Washington that expires in June 2016. The Company also has a short-term lease for satellite office space in Seattle, Washington that expires in 2015. Rent expense for the three months and six months ended June 30, 2015 was $0.2 million and $0.3 million, respectively. Rent expense for the three months and six months ended June 30, 2014 was $21,000 and $42,000, respectively. Future minimum payments under the long-term operating leases net of contractual sublease payments total $2.8 million.

5. Stockholders’ Equity

Common Stock Warrants

The following table summarizes the fully exercisable warrants outstanding for the purchase of common stock as of June 30, 2015 and December 31, 2014:

June 30, 2015	December 31, 2014	Exercise Price	Expiration Date
152,735	206,340	$ 5.61	October 2018

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

A summary of the Company’s stock option and RSU activity is as follows:

Options and RSUs
Outstanding at December 31, 2014	2,408,634
Granted	1,342,750
Exercised	(380,253)
Cancelled	(826,277)

Outstanding at June 30, 2015	2,544,854

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

Stock-Based Compensation Expense

The allocation of stock-based compensation for all equity awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$681	$441	$1,591	$784
General and administrative	415	307	1,610	483

	$1,096	$748	$3,201	$1,267

As of June 30, 2015 the unrecognized compensation cost related to outstanding employee options was $14.9 million and is expected to be recognized as expense over approximately 3.2 years.

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

The Company borrowed the first tranche of $10.0 million on August 1, 2014. The Loan accrued interest at a rate equal to the greater of either (i) 8.25% plus the prime rate as reported from time to time in The Wall Street Journal minus 5.25%, and (ii) 8.25%. Contractual payments under the Loan Agreement were interest only until August 1, 2015 followed by equal monthly payments of principal and interest, through the scheduled maturity date on February 1, 2018. In addition, a final payment equal to $1,750,000 was due at such time as the Loan was prepaid or became due and payable in full as specified in the Loan Agreement.

The second tranche of up to $15.0 million was available to be drawn through June 30, 2015, but only if the Company provided the Lenders with notice that data from the Company’s Phase 2b clinical trial for MYDICAR supported the continued development of MYDICAR for its Breakthrough Therapy designation to either a Phase 3 clinical trial or for registration for approval, as reasonably determined by the Company’s senior management and board of directors (the Milestone). In April 2015, the Company’s senior management and board of directors determined that the Company did not achieve the Milestone (see Note 7). Accordingly, the Company could not draw down the second tranche of $15.0 million.

In June 2015 the Company announced it would prepay the outstanding amounts due under the Loan Agreement and on August 3, 2015, the Company paid the Lenders (i) the $10,000,000 outstanding principal balance, (ii) $75,625 in accrued and unpaid interest, and (iii) an end of term charge of $1,750,000, for a total payment of $11,825,625. Upon the prepayment on August 3, 2015, the Company’s obligations, covenants, debts and liabilities under the Loan Agreement were satisfied in full and the Lender’s commitments to extend further credit to the Company were terminated.

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

Contractual Payments and Carrying-Value Reconciliation

The following table provides a reconciliation of our future contractual principal and final fee payments on our debt and capital lease obligations to the reported carrying value (in thousands):

	June 30, 2015	December 31, 2014
Total loan debt and capital lease obligations	$11,762	$11,762
Less: Debt discount	(1,165)	(1,659)

Total carrying value:	10,597	10,103

Less: Carrying value of current portion of long-term obligations	(10,587)	(1)

Carrying value of long-term obligations, less current portion	$10	$10,102

7. Restructuring charges

On April 26, 2015, the Company announced that its Phase 2b CUPID 2 trial did not meet its primary and secondary endpoints. No safety issues were noted. In light of the CUPID 2 results and following analysis of the CUPID 2 data, the Company’s board of directors, in two phases, approved an approximately 70% aggregate reduction of the Company’s peak workforce of 34 employees to reduce operating expenses and conserve cash resources. The Company has also committed to retention payments payable to certain key employees if such employees remain with the Company until December 31, 2015 or are terminated by the Company without cause prior to such date. The Company has suspended further research or development activities while it evaluates its strategic alternatives. The Company also engaged a financial advisor and is evaluating strategic alternatives to maximize shareholder value, including a potential merger, sale or liquidation of the Company.

Restructuring charges for each period were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Employee severance and related costs	$2,868	$—	$2,868	$—
Asset impairments	213	—	213	—

Total restructuring and asset impairment charges	$3,081	$—	$3,081	$—

The accrued restructuring activity during the six months ended June 30, 2015 was as follows:

Employee Severance and Related Costs
Accrued restructuring balance as of December 31, 2014	$—
Additional accruals	2,868
Cash payments	(476)

Accrued restructuring balance as of June 30, 2015	$2,392

The Company recorded the additional accruals as restructuring charges in the consolidated statements of operations. The charges incurred during the six months ended June 30, 2015, included $2.4 million related to employee severance costs, which impacted 24 employees, and $0.5 million related to retention payment accruals. Eleven employees related to the restructuring activity separated from the Company in the second quarter of 2015 and the other 13 employees are expected to separate from the Company in the third quarter of 2015. The accrued restructuring balance as of June 30, 2015, relates to employee severance and related costs which are expected to be paid within the next six months and was recorded as a current liability in the consolidated balance sheets. The Company has committed to approximately $3.8 million in aggregate charges related to employee severance and related costs which are expected to be settled in 2015. Following the announcement on June 26, 2015, that the Company had suspended further research and development of its MYDICAR programs, the Company’s officers determined that certain equipment used in the MYDICAR manufacturing process were impaired and an asset impairment charge of $0.2 million was recorded to restructuring charges in the consolidated statements of operations for the six months ended June 30, 2015.The Company may incur additional charges in the future for employee severance and related costs as well as asset-related or other restructuring activities, as it continues to evaluate its strategic alternatives.

8. Subsequent Event

In July 2015, following the Company’s announcements of the negative CUPID 2 data and the suspension of further research and development activities and the subsequent declines of the price of the Company’s common stock, three putative securities class action complaints (captioned Fialkov v. Celladon Corporation, Case No. 15-cv-1458-AJB-DHB, Lorusso v. Celladon Corporation, Case No. 15-cv-1501-L-JLB and Jacobs v. Celladon Corporation, Case No. 15-cv-1529-AJB-MDD ) were filed in the U.S. District Court for the Southern District of California against the Company and certain of the Company’s current and former officers. The complaints generally allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the clinical trial program for MYDICAR, thereby artificially inflating the price of the Company’s common stock. The complaints seek unspecified monetary damages and other relief, including attorneys’ fees. The Company expects the court to consolidate the three putative securities class actions and to appoint a lead plaintiff to represent the putative class. The Company then expects the lead plaintiff to file a consolidated complaint. It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming the Company and/or the Company’s officers and directors as defendants. The Company believes that it has meritorious defenses and intends to defend these lawsuits vigorously. Due to the early stage of these proceedings, the Company is not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements.” We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our ability to identify and implement a potential strategic transaction, including the possible merger, sale of our company or some or all of our assets, and/or a liquidation and distribution of the remaining cash to our shareholders;

•	projections regarding the amount of cash available for distribution to our stockholders in the event of a liquidation;

•	the timing of a merger, sale and/or liquidation and distribution, if any;

•	our ability to reduce the long-term follow up period in the CUPID 2 trial from five years following dosing to two years following dosing;

•	our future operating expenses and other results of operations;

•	our ongoing development activities;

•	the accuracy of our estimates regarding expenses, capital requirements and future funding needs;

•	our ability to obtain funding for our operations;

•	our ability to retain key personnel;

•	our agreements with third parties;

•	regulatory developments in the United States and foreign countries;

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;

•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act; and

•	the outcome and resolution of litigation pending against us.

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

Overview

We are a biotechnology company that has been focused on the development of cardiovascular gene therapy. As a result of the negative results from the Phase 2b clinical trial of our lead product candidate, MYDICAR (AAV1/SERCA2a), we are evaluating our strategic opportunities to maximize shareholder value, including the possibility of seeking a merger or sale of our company, or all or some of our assets, and have suspended further research and development activities to reduce operating expenses while we evaluate potential opportunities. We expect to provide further updates on the status of our strategic plan during the third quarter. Our evaluation of potential strategic alternatives entails numerous significant risks and uncertainties, including the risks and uncertainties set forth in Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q.

We are currently in the long-term follow-up stage of a 250-patient randomized, double-blind, placebo-controlled multinational Phase 2b trial that was designed to evaluate MYDICAR in patients with heart failure for reduced ejection fraction, or HFrEF (also referred to as systolic heart failure). We refer to this Phase 2b trial as the CUPID 2 trial. CUPID 2 evaluated a single, one-time, intracoronary infusion of the cardiovascular gene therapy agent MYDICAR versus placebo, in each case added to a maximal, optimized heart failure drug and device regimen. We completed enrollment of CUPID 2 in February 2014 and un-blinded the results from the active observation period in late April 2015.

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

Following our un-blinding of the CUPID 2 data, we implemented cost-cutting measures, including a reduction in workforce and termination of certain contracts related to MYDICAR, and subsequently decided to not pursue further development of MYDICAR. We have discontinued our plans for CELL-003, the previously planned follow-on multinational clinical trial of MYDICAR in HFrEF and CELL-009, the previously planned MYDICAR higher dose trial. We also discontinued financial support and MYDICAR supply for the trial titled “Investigation of the Safety and Feasibility of AAV1/SERCA2a Gene Transfer in Patients with Heart Failure and a Left Ventricular Assist Device (LVAD),” which was partially funded by the British Heart Foundation and sponsored by Imperial College London. We have since been informed that a decision has been made by the trial steering committee to discontinue the trial after the last of the safety assessments for patients already enrolled, with the enrolled and treated subjects to then proceed to the observation and long-term follow up periods.

During the second quarter of 2015, our board of directors approved, in two phases, an aggregate reduction of approximately 70% of our peak workforce of 34 employees as of April 30, 2015 in order to reduce operating expenses and conserve cash resources. The majority of employees included in this workforce reduction were separated during the second quarter of 2015, with the remainder separated or to be separated during the third quarter of 2015. We also committed to retention payments payable to certain key employees if such employees remain employed by us until December 31, 2015 or are terminated by us without cause prior to such date. We estimate that we will incur aggregate cash charges of up to approximately $3.8 million associated with this workforce reduction and retention plan payments during 2015.

On June 23, 2015, our Board of Directors approved the voluntary prepayment of the outstanding amounts due under our Loan and Security Agreement with Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc. (as agent and as a lender, and together with Hercules Technology III, L.P., the “Lenders”) dated July 31, 2014 (the “Loan Agreement”), with such prepayment to be effected on August 3, 2015 (the “Prepayment Date”). On the Prepayment Date, the Company paid the Lenders: (i) the $10.0 million outstanding principal balance, (ii) $0.1 million in accrued and unpaid interest, and (iii) an end of term charge of $1.8 million for a total payment of $11.8 million.

On March 20, 2015, we entered into a Development, Manufacturing and Supply Agreement with Novasep, Inc. (Novasep), or the Novasep Agreement, which superseded our letter agreement with Novasep dated December 19, 2014. Under the terms of the agreement, the parties agreed to continue the work initiated under the letter agreement, including the work necessary to prepare for the potential future commercial manufacture of MYDICAR drug substance at the facilities of Novasep’s affiliate in Europe. Effective April 29, 2015, we terminated the Novasep Agreement pursuant to our post CUPID 2 data termination right, after concluding that the recently un-blinded CUPID 2 data was such that we do not require production of MYDICAR drug substance at Novasep’s facility. We made payments to Novasep under the letter agreement and the Novasep Agreement totaling €3.1 million through March 31, 2015 and paid the remaining €1.7 million due in the second quarter of 2015.

Also in light of the CUPID 2 data, we did not exercise the construction trigger under our Facility Construction and Commercial Supply Agreement with Lonza Biologics, Inc. (Lonza) dated October 31, 2014 or pay a reservation extension fee to Lonza, resulting in the automatic expiration of the agreement effective June 30, 2015.

Our current development activities are limited to the oversight of the long-term follow up period in the CUPID 2 trial. We are in the process of seeking confirmation from the regulatory authorities in various European countries that the long-term follow up period may be reduced from five years to two years post-dosing now that we do not intend to submit a marketing application for MYDICAR. While we do not anticipate this to be an issue, there can be no assurance that certain regulatory authorities will not require us to follow the patients for longer than two years following dosing.

Historically we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales or other sources. From our inception through June 30, 2015, we have funded our operations primarily through the sales of equity and debt securities totaling approximately $220.1 million.

We have incurred net losses in each year since our inception. As of June 30, 2015, we had an accumulated deficit of approximately $179.7 million. Substantially all of our net losses, including those incurred during the periods presented in this report, have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We cannot predict whether and to what extent we will resume drug development activities, and what our future cash needs would be for any such activities.

If our process to identify and evaluate a potential merger or sale is not successful, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities. We estimate that if a merger, sale or liquidation transaction were to be completed in the second half of 2015, our net cash immediately prior to the transaction and/or available for distribution to stockholders, after paying current obligations and commitments, would be approximately $25-$30 million. This projection is based on our current expectations and assumptions, and the actual amount of net cash could differ materially from our current estimate.

Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the results of our identification and evaluation of potential strategic alternatives;

•	our ability, dependent on regulatory feedback, to reduce the long-term follow up period in the CUPID 2 trial from five years following dosing to two years following dosing; and

•	the costs associated with litigation, including the costs incurred in defending against claims made in the three putative class action complaints filed in July 2015 following our announcements regarding the negative CUPID 2 data and suspension of further research and development activities and the subsequent decline of the price of our common stock.

Financial Operations Overview

Research and Development Expenses

Prior to the suspension of our further research and clinical development activities, we devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials, developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. We recognize research and development expenses as they are incurred. Our research and development expenses have consisted primarily of:

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

From our inception through June 30, 2015, we have incurred approximately $136.0 million in research and development expenses, of which we estimate $129.4 million relates to our development of MYDICAR. Our direct research and development expenses have consisted principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, in connection with our clinical trials, developing manufacturing capabilities and costs related to acquiring and manufacturing clinical trial materials. We typically use our employee and infrastructure resources across multiple research and development programs.

MYDICAR-HFrEF

Prior to the suspension of our further research and clinical development activities, the majority of our research and development resources were focused on our CUPID 2 trial, commercialization and manufacturing preparations, clinical trials and other work needed to submit MYDICAR for regulatory approval in the United States and Europe.

MYDICAR-PAH

Prior to the suspension of our further research and clinical development activities, our research and development expenses for MYDICAR for PAH related primarily to the preclinical testing in porcine models of PAH.

Stem Cell Factor Program

Prior to the suspension of our further research and clinical development activities, our research and development expenses for our stem cell factor program related primarily to the preclinical testing of the membrane-bound form of the Stem Cell Factor gene, or mSCF, in myocardial infarction porcine models.

Small Molecule Program

Prior to the suspension of our further research and clinical development activities, our research and development expenses for our small molecule program related primarily to identification and pre-clinical testing of small molecule SERCA2 enzyme modulators.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, finance, legal and administration, corporate development and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses include accounting and legal services, expenses associated with obtaining and maintaining patents, the cost of various consultants, occupancy costs and information systems costs. We expect our general and administrative expenses to decrease compared to prior periods for the foreseeable future due to a reduction in workforce and recently suspended activities related to pre-commercial planning as we evaluate strategic alternatives in light of the negative CUPID 2 data.

Restructuring Charges

In light of the CUPID 2 results and following analysis of the CUPID 2 data, we implemented a reduction in workforce in the second quarter of 2015 to reduce operating expenses and conserve cash resources while we evaluate our strategic alternatives. We also committed to retention payments payable to certain key employees if such employees remain with our company until December 31, 2015 or are terminated by us without cause prior to such date. The restructuring charges consisting of severance and retention commitments are expected to be fully settled in 2015. Also included in restructuring charges were asset impairments related to certain equipment used in the MYDICAR manufacturing process. We may incur additional charges in the future for employee severance and related costs as well as asset-related or other restructuring activities, as we continue to evaluate our strategic alternatives.

Other Income (Expense)

Other income consists primarily of interest income earned on our cash, cash equivalents and investments. We expect our interest income to decrease as we reduce our investment balance to fund current operations. Other expense consists primarily of the accretion of debt discount and interest charges on our prior debt agreements and the change in the fair value of our outstanding warrant liability prior to its reclassification to stockholders’ equity in February 2014 in connection with the closing of our initial public offering. In August 2015 we prepaid the outstanding amounts due under our Loan and Security Agreement and recorded the debt discount balance as interest expense in our financial statements.

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

While our significant accounting policies are further described in Note 1 to our consolidated financial statements appearing elsewhere in this Form 10-Q, we believe that the following accounting policies related to clinical trial expenses and valuation of stock-based compensation are the most critical for fully understanding and evaluating our financial condition and results of operations.

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

Our objective is to reflect the appropriate clinical trial expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of completion of clinical trials, or the services completed. During the course of a clinical trial, we adjust the rate of clinical trial expense recognition if actual results differ from the estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. Although we do not expect that our estimates will be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting amounts that are too high or too low for any particular period. Through June 30, 2015, there had been no material adjustments to our prior period estimates of accrued expenses for clinical trials. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2015	2014
Research and development	$9,501	$4,981	$4,520
General and administrative	3,493	2,024	1,469
Restructuring charges	3,081	—	3,081
Total other (expense) income	(450)	13	(463)

Research and Development Expenses. Research and development expenses were $9.5 million and $5.0 million for the three months ended June 30, 2015 and 2014, respectively. The increase of approximately $4.5 million was due primarily to an increase of $3.1 million in expenses incurred during the second quarter of 2015 associated with drug substance manufacturing scale-up, $0.7 million in preclinical costs, $0.2 million in compensation costs due to a higher average workforce compared to the same period in 2014, $0.2 million in stock-based compensation due to additional grants and $0.3 million in rent and various other expenses. We anticipate a reduction in our research and development expenses for the foreseeable future due to a reduction in workforce including all the research and development staff and the suspension of further development of MYDICAR and other pre-clinical programs as we pursue a strategic plan to seek a merger or sale of Celladon or all or some of its assets in light of the negative CUPID 2 data.

General and Administrative Expenses. General and administrative expenses were $3.5 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively. The increase of approximately $1.5 million was due to an increase of $0.7 million in compensation costs due to a higher average workforce compared to the same period in 2014 and the separation charges associated with the departure of our chief executive officer, $0.3 million in pre-commercial planning efforts, $0.2 million in public company related costs and $0.3 million in legal, insurance and various other costs. We expect our general and administrative expenses to decrease in the foreseeable future due to a reduction in workforce and the recently suspended activities related to pre-commercial planning efforts as we pursue a strategic plan to seek a merger or sale of Celladon or all or some of its assets in light of the negative CUPID 2 data.

Restructuring Charges. Restructuring charges were $3.1 million and zero for the three months ended June 30, 2015 and 2014, respectively. In light of the CUPID 2 results and following analysis of the CUPID 2 data in the second quarter of 2015, our board of directors, in two phases, approved an approximately 70% aggregate reduction of our peak workforce of 34 employees to reduce operating expenses and conserve cash resources. We have also committed to retention payments payable to certain key employees if such employees remain with Celladon until December 31, 2015 or are terminated by the Company without cause prior to such date. We suspended further research or development of our MYDICAR (AAV1/SERCA2a) program and our pre-clinical programs. We also engaged a financial advisor and are evaluating strategic alternatives to maximize shareholder value, including a potential merger, sale or liquidation. The charges incurred during the three months ended June 30, 2015, included $2.4 million related to employee severance costs, which impacted 24 employees, and $0.5 million related to retention payment accruals. Eleven employees related to the restructuring activity separated from Celladon in the second quarter of 2015 and the remaining 13 employees are expected to separate from Celladon in the third quarter of 2015. We have committed to approximately $3.8 million in aggregate charges related to employee severance and related costs which are expected to be settled in 2015. We estimate that employee actions implemented to date will result in gross quarterly savings of approximately $1.4 million, which will be realized with research and development and within general and administrative. We began to realize these savings in the second quarter of 2015 and expect to fully realize these savings by the fourth quarter of 2015. The charges incurred during the three months ended June 30, 2015, also included an asset impairment charge of $0.2 million related to equipment used in the MYDICAR manufacturing process.

We may incur additional charges in the future for employee severance, retention and benefit arrangements, as well as asset-related or other restructuring activities, as we continue to evaluate our strategic alternatives.

Other (Expense) Income. Other expense was $0.5 million and other income was $13,000 for the three months ended June 30, 2015 and 2014, respectively. Other expense for the three months ended June 30, 2015 consisted primarily of $0.4 million of expense related to the accretion of debt discount and interest charges on our term loan partially offset by $14,000 in interest income on our investment securities. Other income for the three months ended June 30, 2014 consisted primarily of interest income partially offset by a foreign currency exchange loss.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2015	2014
Research and development	$21,019	$10,199	$10,820
General and administrative	8,272	3,730	4,542
Restructuring charges	3,081	—	3,081
Total other (expense) income	(899)	(225)	(674)

Research and Development Expenses. Research and development expenses were $21.0 million and $10.2 million for the six months ended June 30, 2015 and 2014, respectively. The increase of approximately $10.8 million was due primarily to an increase of $8.3 million in expenses incurred during the first half of 2015 associated with drug substance manufacturing scale-up, $1.2 million in preclinical costs, $0.8 million in stock-based compensation due to additional grants, 0.6 million in compensation costs due to a higher average workforce compared to the same period in 2014, $0.4 million in clinical consulting and $0.2 million in rent and various other expenses offset by a decrease of $0.7 million in clinical costs due to the completion of enrollment in our CUPID 2 trial in the first half of 2014. We anticipate a reduction in our research and development expenses for the foreseeable future due to a reduction in workforce including all the research and development staff and the suspension of further development of MYDICAR and other pre-clinical programs as we pursue a strategic plan to seek a merger or sale of Celladon or all or some of its assets in light of the negative CUPID 2 data.

General and Administrative Expenses. General and administrative expenses were $8.3 million and $3.7 million for the six months ended June 30, 2015 and 2014, respectively. The increase of approximately $4.5 million was due to an increase of $1.4 million in pre-commercial planning efforts, $1.3 million in compensation costs related to both an increase in staff through May 2015 compared to the same period in the prior year and separation charges associated with the departure of our chief executive officer, $1.1 million in stock-based compensation due to additional grants, $0.4 million in legal, insurance and various other public company related costs and $0.3 million in financial advisory, rent and various other administrative costs. We expect our general and administrative expenses to decrease in the foreseeable future due to a reduction in workforce and the recently suspended activities related to pre-commercial planning efforts as we pursue a strategic plan to seek a merger or sale of Celladon or all or some of its assets in light of the negative CUPID 2 data.

Restructuring Charges. Restructuring charges were $3.1 million and zero for the six months ended June 30, 2015 and 2014, respectively. In light of the CUPID 2 results and following analysis of the CUPID 2 data in the second quarter of 2015, our board of directors, in two phases, approved an approximately 70% aggregate reduction of our peak workforce of 34 employees to reduce operating expenses and conserve cash resources. We have also committed to retention payments payable to certain key employees if such employees remain with Celladon until December 31, 2015 or are terminated by the Company without cause prior to such date. We suspended further research or development of our MYDICAR (AAV1/SERCA2a) program and our pre-clinical programs. We also engaged a financial advisor and are evaluating strategic alternatives to maximize shareholder value, including a potential merger, sale or liquidation. The charges incurred during the six months ended June 30, 2015, included $2.4 million related to employee severance costs, which impacted 24 employees, and $0.5 million related to retention payment accruals. Eleven employees related to the restructuring activity separated from Celladon in the second quarter of 2015 and the remaining 13 employees are expected to separate from Celladon in the third quarter of 2015. We have committed to approximately $3.8 million in aggregate charges related to employee severance and related costs which are expected to be settled in 2015. We estimate that employee actions implemented to date will result in gross quarterly savings of approximately $1.4 million, which will be realized with research and development and within general and administrative. We began to realize these savings in the second quarter of 2015 and expect to fully realize these savings by the fourth quarter of 2015. The charges incurred during the six months ended June 30, 2015, also included an asset impairment charge of $0.2 million related to equipment used in the MYDICAR manufacturing process.

We may incur additional charges in the future for employee severance and related costs, as well as asset-related or other restructuring activities, as we continue to evaluate our strategic alternatives.

Other Expense. Other expense was $0.9 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively. Other expense for the six months ended June 30, 2015 consisted primarily of $1.0 million of expense related to the accretion of debt discount and interest charges on our term loan offset by $0.1 million in interest income. Other expense for the six months ended June 30, 2014 consisted primarily of the change in fair value of the warrant liability prior to its reclassification to stockholders’ equity in February 2014 in connection with the closing of our initial public offering.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of June 30, 2015, we had an accumulated deficit of approximately $179.7 million. We anticipate that we will continue to incur net losses for at least the next several years. We expect that our research and development and general and administrative expenses will decrease for the foreseeable future due to a reduction in workforce, suspended activities related to pre-commercial planning and the suspension of further development of MYDICAR and other pre-clinical programs as we pursue a strategic plan to seek a merger or sale of our company or all or some of its assets in light of the negative CUPID 2 data. We expect that we may need additional capital to fund our operations, which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements. On August 3, 2015, we prepaid the outstanding amounts due under our loan facility with Hercules, including the $10 million principal borrowed in 2014. Upon the prepayment in August 2015, our obligations, covenants, debts and liabilities under the loan facility were satisfied in full and Hercules’ commitments to extend further credit to us were terminated.

Since our inception through June 30, 2015, we have funded our operations primarily through the sale of our equity and debt securities. As of June 30, 2015, we had cash, cash equivalents and investments of approximately $58.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(27,356)	$(13,049)
Investing activities	62,179	(27,637)
Financing activities	783	46,154

Net increase (decrease) in cash and cash equivalents	$35,606	$5,468

Operating activities. Net cash used in operating activities of $27.4 million during the six months ended June 30, 2015 was primarily a result of our net loss of $33.3 million. The primary difference between our net loss and our cash used in operating activities was $3.2 million of stock-based compensation, $0.5 million of non-cash interest related to the accretion of debt discount on our term loan with Hercules, $0.2 million of depreciation expense, $0.2 million of asset impairment charges, $0.2 million amortization of premiums paid on investment securities and $1.6 million of changes in our operating assets and liabilities.

Net cash used in operating activities of $13.0 million during the six months ended June, 2014, was primarily a result of our net loss of $14.2 million. The primary difference between our net loss and our cash used in operating activities was $1.3 million of stock-based compensation, $0.2 million related to the change in fair value of our outstanding warrant liability, $0.2 million in aggregate of depreciation expense, non-cash interest expense and amortization of premiums paid on investment securities and $(0.5) million of changes in our operating assets and liabilities.

Investing Activities. Net cash provided by investing activities of $62.2 million during the six months ended June 30, 2015 was primarily a result of the net maturities of investments used to fund our operating activities. Net cash used by investing activities of $27.6 million during the six months ended June 30, 2014 was primarily a result of purchases of investment securities of $38.1 million offset by $10.7 million net maturities of investments. In 2015 and 2014, amounts of $0.2 and $0.3 million, respectively, were also used to purchase property and equipment.

Financing Activities . Net cash provided by financing activities during the six months ended June 30, 2015 consisted of $0.8 million in proceeds received upon the exercise of employee and consultant stock options. Net cash provided by financing activities of $46.2 million during the six months ended June 30, 2014 consisted of $50.6 million in proceeds received and $4.7 million in costs paid in connection with our initial public offering. We also received $0.1 million in proceeds upon the exercise of warrants in exchange for common stock and $0.1 million in proceeds from the sale of shares under our employee stock purchase plan.

Future Funding Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We expect that our expenses will decrease for the foreseeable future due to a reduction in workforce, suspended activities related to pre-commercial planning and the suspension of further research and development activities as we pursue a strategic plan to seek a merger or sale of our company or all or some of its assets in light of the negative CUPID 2 data. We anticipate that we would need additional capital to fund research and development operations, if resumed.

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

Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the results of our identification and evaluation of potential strategic alternatives;

•	our ability, dependent on regulatory feedback, to reduce the long-term follow up period in the CUPID 2 trial from five years following dosing to two years following dosing;

•	the costs associated with litigation, including the costs incurred in defending against claims made in the three putative class action complaints filed in July 2015 following our announcements regarding the negative CUPID 2 data and suspension of further research and development activities and the subsequent decline of the price of our common stock.

We expect to finance our operating activities through our existing cash, cash equivalents and short-term equivalents, public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, or strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2015 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Long-term obligations (1)	$11,762	$11,752	$6	$4	$—
Interest commitment on long-term obligations (1)	152	147	5	—	—
Operating lease obligations	2,982	635	935	852	560

Total	$14,896	$12,534	$946	$856	$560

(1)	Primarily consists of $10.0 million term loan borrowed by us on August 1, 2014 under our loan and security agreement with Hercules Technology III, L.P. and Hercules Technology Growth Capital, Inc. dated July 31, 2014. The term loan had a scheduled maturity date of February 1, 2018. On August 3, 2015, we prepaid the $10.0 million principal, an end of term fee of $1.8 million and accrued interest due under the term loan. The amounts shown in the table above account for the August 2015 prepayment. Also included in our long-term obligations is a nominal obligation for the capital lease of office equipment.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

If a 10% change in interest rates from the interest rates on June 30, 2015 were to have occurred, this change would not have had a material effect on the value of our short-term investment portfolio or on our interest expense obligations with respect to outstanding borrowed amounts.

We have ongoing clinical trial agreements denominated in euros. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the six month period ended June 30, 2015. A 10% change in the euro-to-dollar exchange rate on June 30, 2015 would not have had a material effect on our results of operations or financial condition.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2015, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2015, following our announcements of the negative CUPID 2 data and the suspension of further research and development activities and the subsequent declines of the price of our common stock, three putative securities class action complaints (captioned Fialkov v. Celladon Corporation, Case No. 15-cv-1458-AJB-DHB, Lorusso v. Celladon Corporation, Case No. 15-cv-1501-L-JLB and Jacobs v. Celladon Corporation, Case No. 15-cv-1529-AJB-MDD ) were filed in the U.S. District Court for the Southern District of California against us and certain of our current and former officers. The complaints generally allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the clinical trial program for MYDICAR, thereby artificially inflating the price of our common stock. The complaints seek unspecified monetary damages and other relief, including attorneys’ fees. We expect the court to consolidate the three putative securities class actions and to appoint a lead plaintiff to represent the putative class. We then expect the lead plaintiff to file a consolidated complaint. It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We believe that we have meritorious defenses and intend to defend these lawsuits vigorously. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

In May 2015, we received a subpoena from the United States Department of Justice. The subpoena requests specified documents and other records relating to trading in our common stock. We have responded to the subpoena. To date, we have not received further requests related to this matter from the Department of Justice.

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

Risks Related to our Business

Our business to date has been almost entirely dependent on the success of MYDICAR, which recently failed to show a treatment effect in the Phase 2b clinical trial known as CUPID 2. Following the analysis of the data from CUPID 2, we decided to substantially suspend further research and development while we seek a merger or sale, and there is no guarantee that this strategic path will be sucessful.*

On April 26, 2015, we announced that the CUPID 2 trial did not meet its primary and secondary endpoints. CUPID 2 is a 250-patient randomized, double-blind, placebo-controlled multinational Phase 2b trial that was designed to evaluate MYDICAR in patients with HFrEF. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of MYDICAR. As a result of the negative results from CUPID 2, we have suspended further research and development of MYDICAR and our pre-clinical programs to reduce operating expenses while we seek a merger or sale.

There can be no assurance that our process to identify and evaluate potential strategic alternatives will result in any definitive offer to acquire our company or any of its assets, or if made what the terms thereof will be or that any transaction will be approved or consummated. If any definitive offer to acquire our company or assets is received, there can be no assurance that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated. In addition, there can be no assurance that any transaction, involving our company and/or assets, that is consummated would enhance stockholder value. There also can be no assurance that we will conduct drug development activities in the future.

If our process to identify and evaluate a potential merger or sale is not successful, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.*

There can be no assurance that the process to identify a merger or sale will result in a successful alternative for our business. If no transaction is completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations while we seek a merger or sale. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) regulatory and clinical obligations remaining under our CUPID 2 trial, which is currently in the long-term follow up stage until at least February 2016; (ii) obligations under our employment and separation agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; (iii) the pending litigation against us, and other various claims and legal actions arising in the ordinary course of business; and (iv) non-cancelable lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

As a result of the CUPID 2 data and the reductions in our workforce that we announced in April 2015 and June 2015, we may not be successful in retaining key employees. If we are unable to retain our remaining staff, our ability to identify and consummate a transaction will be seriously jeopardized.*

On April 30, 2015 and again on June 26, 2015, we announced workforce reductions, which have reduced our headcount by approximately 70%. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reductions in workforce and reduced employee morale which may cause our remaining employees to seek alternate employment. Competition among biotechnology companies for qualified employees is intense, and the ability to retain our key employees is critical to our ability to effectively manage our resources following the CUPID 2 data and to identify and consummate a potential strategic transaction. Although we have implemented a retention program for certain key employees who will each receive a retention payment equal to 50% of their salary if they remain employed by us until December 31, 2015 (or are terminated prior to that date other than for cause), our retention plan may not be successful in incentivizing these employees to stay employed with us. Additional attrition could have a material adverse effect on our business. In addition, as a result of the reduction in our workforce, we face an increased risk of employment litigation.

Risks Related to our Financial Condition and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a biotechnology company and we have not yet generated any revenues. We have incurred net losses in each year since our inception in December 2000, including consolidated net losses of $33.9 million for the year ended December 31, 2014. As of June 30, 2015, we had an accumulated deficit of approximately $179.7 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

Prior to the recent suspension of our further research and clinical development activities, we have devoted most of our financial resources to research and development, including developing our manufacturing capabilities and preclinical and clinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings or strategic collaborations.

The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

We have never generated any revenue from product sales and may never be profitable.*

Our ability to generate meaningful revenue and achieve profitability depends on our ability, and the ability of any third party with which we may partner, to successfully complete the development of, and obtain the regulatory approvals necessary to, commercialize product candidates. We do not anticipate generating revenues from product sales for the foreseeable future, if ever. If any future product candidates fail in clinical trials or do not gain regulatory approval, or if any product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our ability to generate future revenues from product sales will depend heavily on our success in:

•	completing research and preclinical and clinical development of product candidates;

•	seeking and obtaining regulatory and marketing approvals for product candidates for which we complete clinical trials;

•	developing a sustainable, scalable, reproducible, and transferable manufacturing process for and product candidates;

•	establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate (in amount and quality) products and services to support clinical development and, if approved, the market demand for our product candidates;

•	launching and commercializing product candidates for which we obtain regulatory and marketing approval, either by establishing a sales force, marketing and distribution infrastructure, or by collaborating with a partner;

•	obtaining market acceptance of any approved products;

•	addressing any competing technological and market developments;

•	implementing additional internal systems and infrastructure, as needed;

•	identifying and validating new product candidates;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and

•	attracting, hiring and retaining qualified personnel.

Even if one or more product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other foreign regulatory authorities to perform clinical trials and other studies in addition to those that we originally anticipated. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We may need to raise substantial additional funding to the extent we continue our product development efforts, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.*

Our operations have consumed substantial amounts of cash since inception. As of June 30, 2015, our cash, cash equivalents and investments were approximately $58.0 million. Our research and development expenses were $9.5 million and $5.0 million for the three months ended June 30, 2015 and 2014, respectively. We believe that our existing cash, cash equivalents and investments will enable us to fund our operations for at least the next 12 months. However, we are currently conducting a review of strategic alternatives and our operating plan may be impacted by many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. If we decide to resume development of any of our product candidates, or initiate development of any new product candidate, we will need to raise substantial additional capital to fund such activities.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than would otherwise be ideal and we may be required to relinquish rights to some of our technologies, product candidates, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Raising additional funds through debt or equity financing is likely to be challenging, could be dilutive and may cause the market price of our common stock to decline further.*

To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of those securities could result in substantial dilution for our current stockholders and the terms may include liquidation or other preferences that adversely affect the rights of our current stockholders. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline further and existing stockholders may not agree with our financing plans or the terms of such financings. Given the negative results of our CUPID 2 trial, we believe our ability to issue equity securities or obtain debt financing in the future on favorable terms, or at all, has been substantially impaired.

Our product candidates may cause undesirable side effects or have other properties that could result in significant negative consequences.*

As with many pharmaceutical and biological products, treatment with MYDICAR may produce undesirable side effects or adverse reactions or events. Although extensive preclinical safety and biodistribution testing conducted on MYDICAR and other AAV vectors, including the CUPID 1 trial of MYDICAR for HFrEF and data from previous clinical trials of other AAV vectors, suggests that MYDICAR will be well tolerated, known adverse side effects that could present with treatment with AAV vectors include an immunologic reaction to the capsid protein or gene at early time points after administration. In previous clinical trials involving AAV viral vectors for gene therapy, some subjects experienced serious adverse events, including the development of a T-cell mediated immune response against the vector capsid proteins. In addition, theoretical adverse side effects of AAV vectors include replication and spread of the virus to other parts of the body and insertional oncogenesis, which is the process whereby the insertion of a gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation or cancer. Potential procedure-related events are similar to those associated with standard coronary diagnostic procedures, and may include vascular injury (e.g., damage to the femoral, radial, or brachial arteries at the site of vascular access, or damage to the coronary arteries) or myocardial injury. If any such adverse events occur the product-related side effects could result in potential claims, which may harm our business, financial condition and prospects significantly.

Even if we resume or initiate and complete any necessary preclinical studies and clinical trials for any product candidates we may choose to develop, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate or the approval may be for a more narrow indication than we expect.*

Even if we resume or initiate any necessary preclinical studies and clinical trials for any product candidates we may choose to develop, we cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates demonstrate safety and efficacy in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA advisory committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process. Regulatory agencies also may approve a treatment candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our treatment candidates.

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

Risks Related to our Reliance on Third Parties

We rely on third parties to conduct, supervise and monitor our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our any future product candidates and our business could be substantially harmed.*

We have historically relied on CROs and clinical trial sites to ensure our clinical trials are conducted properly and on time. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

We may seek to form strategic alliances in the future with respect to product candidates, and we may not realize the benefits of such alliances.*

We may form strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties for the development and commercialization of product candidates. We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Any delays in entering into new strategic partnership agreements related to product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market. Moreover, we may not be successful in our efforts to establish a strategic partnership or other collaborative arrangement for any future product candidates because the potential partner may consider that our research and development pipeline is insufficiently developed to justify a collaborative effort, or that our product candidates and programs do not have the requisite potential to demonstrate safety and efficacy in the target population. Even if we are successful in establishing such a strategic partnership or collaboration, we cannot be certain that, following such a strategic transaction or license, we will be able to progress the development and commercialization of the applicable product candidates as envisaged, or that we will achieve the revenues that would justify such transaction.

Healthcare reform measures may have a material adverse effect on our business and results of operations.*

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to certain providers, including physicians, hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for any product candidates we seek to develop or additional pricing pressures.

Risks Related to our Business Operations

We are the subject of securities class action lawsuits, and additional securities litigation may be brought against us in the future.*

In July 2015, following our announcements of the negative CUPID 2 data and the suspension of further research and development activities and the subsequent declines of the price of our common stock, three putative class action were filed in the U.S. District Court for the Southern District of California against us and certain of our current and former officers. The complaints generally allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the clinical trial program for MYDICAR, thereby artificially inflating the price of our common stock. The complaints seek unspecified monetary damages and other relief, including attorneys’ fees. We expect the court to consolidate the three putative securities class actions and to appoint a lead plaintiff to represent the putative class. We then expect the lead plaintiff to file a consolidated complaint. It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our officers and directors as defendants. We believe that we have meritorious defenses and intend to defend these lawsuits vigorously. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims. While we have directors’ and officers’ liability insurance, there is no assurance that the coverage will be sufficient. In addition, any such litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

We may not be successful in identifying or discovering additional product candidates.*

Our research programs, if resumed, may fail to identify other potential product candidates for clinical development for a number of reasons. For example, our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.*

Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on research and development programs for product candidates may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing, sale or royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

Our business and operations would suffer in the event of system failures.*

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and potential collaborators are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of product candidates could be delayed.

Interruptions in the supply of product or inventory loss may adversely affect our operating results and financial condition.

Many product candidates are manufactured and distributed using technically complex processes requiring specialized facilities, highly specific raw materials and other production constraints. The complexity of these processes, as well as strict company and government standards for the manufacture and storage of our products, subjects us to production risks. While product batches released for use in clinical trials or for commercialization undergo sample testing, some defects may only be identified following product release. In addition, process deviations or unanticipated effects of approved process changes may result in these intermediate products not complying with stability requirements or specifications. Most of our product candidates must be stored and transported at temperatures within a certain range. If these environmental conditions deviate, our product candidates’ remaining shelf-lives could be impaired or their efficacy and safety could become adversely affected, making them no longer suitable for use. The occurrence or suspected occurrence of production and distribution difficulties can lead to lost inventories, and in some cases product recalls, with consequential reputational damage and the risk of product liability. The investigation and remediation of any identified problems can cause production delays, substantial expense, lost sales and delays of new product launches. Any interruption in the supply of finished products or the loss thereof could hinder our ability to timely distribute our products and satisfy customer demand. Any unforeseen failure in the storage of the product or loss in supply could delay our clinical trials and, if our product candidates are approved, result in a loss of our market share and negatively affect our revenues and operations.

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.*

Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. A majority of our management operates in our principal executive offices located in San Diego, California. If our San Diego offices were affected by a natural or man-made disaster, particularly those that are characteristic of the region, such as wildfires and earthquakes, or other business interruption, our ability to manage our domestic and foreign operations could be impaired, which could materially and adversely affect our results of operations and financial condition. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

Risks Related to our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our product candidates we may not be able to compete effectively in our markets.*

Biotechnology companies typically rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. Also, the setback to our MYDICAR development program that resulted from the failure of CUPID 2 could also reduce the benefits of patents covering MYDICAR given the increased timelines to potential commercialization. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

If the patent applications we hold or have in-licensed with respect to our programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize future products. Several patent applications covering our product candidates have been filed recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by a third party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic medications.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidates discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

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

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that historically have been important to our business.*

We are a party to a number of license agreements under which we are granted rights to intellectual property that historically have been important to our business and we expect that we may need to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license. Additionally, several of our existing license agreements are sublicenses from a third party who is not the original licensor of the intellectual property at issue. Under these agreements, we must rely on our licensor to comply with their obligations under the primary license agreements under which such third party obtained rights in the applicable intellectual property, where we may have no relationship with the original licensor of such rights. If our licensors fail to comply with their obligations under these upstream license agreements, the original third-party licensor may have the right to terminate the original license, which may terminate our sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which we may not be able to do at a reasonable cost or on reasonable terms, which may impact our ability to continue to develop and commercialize our product candidates and companion diagnostic incorporating the relevant intellectual property. See “Business—License Agreements” in our Annual Report for a description of our license agreements, which includes a description of the termination provisions of these agreements.

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

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	our right to sublicense patent and other rights to third parties under collaborative development relationships;

•	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes review proceedings before the U.S. Patent and Trademark Office, or U.S. PTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, third parties may have currently pending patent applications which may later result in issued patents that our product candidates may infringe, or which such third parties claim are infringed by the use of our technologies. If any third-party patents are held by a court of competent jurisdiction to cover any aspect of the manufacturing process for any of our product candidates, any molecules formed during the manufacturing process, or any final product candidate, including the formulation or method of use of such product candidate, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. In any such case, such a license may not be available on commercially reasonable terms or at all.

Parties making claims against us for infringement of their intellectual property rights may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we could be required to redesign our infringing products or obtain a license from such third party to continue developing and commercializing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. It may be impossible to redesign our products and technology, or it may require substantial time and monetary expenditure, which could force us to cease commercialization of one or more of our product candidates, or some of our business operations, which could materially harm our business. In addition, in any such proceeding, we may be required to pay substantial damages, including treble damages and attorneys’ fees in the event we are found liable for willful infringement.

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

The patent protection and patent prosecution for some of our product candidates and companion diagnostic may be dependent on third parties.*

While we normally seek to obtain the right to control the prosecution and maintenance of the patents relating to our product candidates and companion diagnostic, there may be times when the filing and prosecution activities for platform technology patents that relate to our product candidates and companion diagnostic are controlled by our licensors. For example, we do not have the right to prosecute and maintain the patent rights licensed to us under agreements with each of, AmpliPhi (including the patent rights sublicensed to us from UPenn), AskBio and Dr. Martin J. Kaplitt, and our ability to have input into such filing and prosecution activities is limited. If these licensors or any of our future licensors fail to appropriately prosecute and maintain patent protection for patents covering any of our product candidates or companion diagnostic, our ability to develop and commercialize those product candidates and companion diagnostic may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because biotechnology companies frequently rely on third parties to manufacture product candidates, and because collaborations with various organizations and academic institutions on the advancement of product candidates is often necessary, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, collaborators and other third parties with whom we do business include provisions requiring such parties to assign rights in inventions to us, we may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. We may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. We may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Risks Related to Ownership of our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell some or all of your shares at a desired market price.*

The market price of our common stock has been and is likely to continue to be volatile. Since our initial public offering in January 2014 at a price of $8.00 per share, the sale price of stock as reported on The NASDAQ Global Market has ranged from $1.22 to $28.25, through July 29, 2015. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical studies or clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	announcements of significant changes in our business or operations, including the decision not to pursue one or more drug development programs;

•	unanticipated serious safety concerns related to the use of any of our product candidates;

•	inability to obtain additional funding;

•	sales or potential sales of our common stock by us or our stockholders in the future;

•	failure to successfully develop, manufacture and commercialize our product candidates;

•	failure to enter into collaborations;

•	failure by us or our licensors to prosecute, maintain or enforce our intellectual property rights;

•	our dependence on third parties, including, commercial manufactures and CROs;
•	changes in laws or regulations applicable to future products;

•	inability to obtain adequate clinical and commercial product supply for our product candidates or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we may provide to the public;

•	failure to meet or exceed the financial projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies; and

•	trading volume of our common stock.

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

•	variations in the level of expenses related to our product candidates, future development programs or general and administrative expenses (including as the result of a significant decrease or increase in employee headcount);

•	if any of our product candidates receives regulatory approval, the level of underlying demand for these product candidates and wholesalers’ buying patterns;

•	addition or termination of clinical trials or funding support;

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

•	any intellectual property infringement lawsuit in which we may become involved; and

•	regulatory developments affecting our product candidates or those of our competitors.

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

The net proceeds from our initial public offering have been invested in highly-liquid money market funds and investment grade corporate debt securities, pending their use. As of June 30, 2015, we have used approximately $39.1 million of the net proceeds from our initial public offering. We are evaluating various strategic alternatives to maximize shareholder value and our management retains broad discretion in the application of the remaining proceeds.

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

Celladon Corporation

Dated: August 11, 2015

/s/ Paul B. Cleveland
Paul B. Cleveland
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2015

/s/ Andrew C. Jackson
Andrew C. Jackson
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 10, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 10, 2014).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

4.3	Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated February 4, 2014 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

4.4	Form of Warrant to Purchase Common Stock issued to participants in the Registrant’s Convertible Debt and Warrant financing, dated October 15, 2013 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.1+	Summary of Retention Program.

10.2+	Amendment to Employment Agreement, dated May 27, 2015, by and between the Registrant and Andrew Jackson.

10.3+	Amendment to Employment Agreement, dated May 29, 2015, by and between the Registrant and Andrew Jackson.

10.4+	Amendment to Employment Agreement, dated May 29, 2015, by and between the Registrant and Paul Cleveland.

10.5+	Amendment to Employment Agreement, dated May 27, 2015, by and between the Registrant and Elizabeth Reed.

10.6+	Amendment to Employment Agreement, dated May 27, 2015, by and between the Registrant and Fredrik Wiklund.

10.7+	Amendment to Employment Agreement, dated May 27, 2015, by and between the Registrant and Jeff J. Rudy.

10.8+	Amendment to Employment Agreement, dated May 27, 2015, by and between the Registrant and Rebecque J. Laba.

10.9+	Amendment to Employment Agreement, dated May 27, 2015, by and between the Registrant and Ryan K. Takeya.

10.10+	Amendment to Employment Agreement, dated May 27, 2015, by and between the Registrant and Krisztina M. Zsebo.

10.11+	Release Agreement, dated May 29, 2015, by and between the Registrant and Krisztina M. Zsebo.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract.