Form 10-Q
period 2015-09-30
Celladon Corp
filed 2015-11-09
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 31, 2015 was 23,916,021.

CELLADON CORPORATION

TABLE OF CONTENTS FOR QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Celladon Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,092	$14,435
Short-term investments	—	70,513
Prepaid expenses and other assets	1,001	3,135

Total current assets	38,093	88,083
Property and equipment, net	133	763
Other assets	10	264

Total assets	$38,236	$89,110

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,025	$5,803
Accrued restructuring charges	609	—
Accrued clinical expenses	163	731
Accrued interest	—	71
Current portion of long-term obligations	—	1

Total current liabilities	1,797	6,606
Long-term obligations, net of discount	—	10,102
Non-current liabilities	29	298
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized shares — 10,000,000 at September 30, 2015 and December 31, 2014, respectively; no shares issued and outstanding	—	—
Common stock, $0.001 par value; authorized shares — 200,000,000 at September 30, 2015 and December 31, 2014, respectively; issued and outstanding — 23,916,021 and 23,490,737 at September 30, 2015 and December 31, 2014, respectively	24	23
Additional paid-in capital	222,492	218,528
Accumulated other comprehensive loss	—	(8)
Accumulated deficit	(186,106)	(146,439)

Total stockholders’ equity	36,410	72,104

Total liabilities and stockholders’ equity	$38,236	$89,110

See accompanying notes.

Celladon Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$738	$5,316	$21,757	$15,515
General and administrative	2,533	2,815	10,805	6,545
Restructuring charges	1,781	—	4,862	—

Total operating expenses	5,052	8,131	37,424	22,060

Loss from operations	(5,052)	(8,131)	(37,424)	(22,060)
Other income (expense):
Interest income	6	36	60	65
Interest expense	(1,347)	(271)	(2,302)	(330)
Other income (expense)	(3)	8	(1)	(4)
Change in fair value of warrant liability	—	—	—	(183)

Consolidated net loss	$(6,396)	$(8,358)	$(39,667)	$(22,512)

Other comprehensive loss:
Unrealized gain on investments	—	(26)	8	(10)

Comprehensive loss	$(6,396)	$(8,384)	$(39,659)	$(22,522)

Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.40)	$(1.66)	$(1.32)

Weighted-average shares outstanding, basic and diluted	23,915,361	20,752,895	23,830,668	16,999,766

See accompanying notes.

Celladon Corporation

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Consolidated net loss	$(39,667)	$(22,512)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	371	110
Asset impairments	192	—
Stock-based compensation	3,183	2,178
Noncash interest expense	1,807	190
Amortization of investment premium	194	163
Change in fair value of warrant liability	—	183
Loss on disposal of property and equipment	2	1
Deferred rent	(117)	84
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,239	(689)
Accounts payable and accrued expenses	(4,937)	910
Other liabilities	—	8

Net cash used in operating activities	(36,733)	(19,374)
Cash flows from investing activities
Purchases of investment securities	—	(88,661)
Proceeds from maturities of investment securities	70,327	18,200
Purchases of property and equipment	(235)	(549)
Proceeds from sale of property and equipment	277	—

Net cash provided by (used in) investing activities	70,369	(71,010)
Cash flows from financing activities
Proceeds from issuance of common stock	783	94,578
Costs paid in connection with common stock offering	—	(7,396)
Proceeds from borrowing under term loan	—	10,000
Repayment of term loan	(10,000)	—
Costs paid in connection with term loan	(1,750)	(334)
Other	(12)	—

Net cash provided by (used in) financing activities	(10,979)	96,848

Net increase in cash and cash equivalents	22,657	6,464
Cash and cash equivalents, beginning of period	14,435	7,903

Cash and cash equivalents, end of period	$37,092	$14,367

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

Organization

Celladon was incorporated in California on December 21, 2000 (inception) and reincorporated in Delaware in April 2012. The Company is a biotechnology company that has been focused on the development of cardiovascular gene therapy. As a consequence of the negative results from the Phase 2b clinical trial of its lead product candidate, MYDICAR (AAV1/SERCA2a), the Company is evaluating its strategic opportunities to maximize shareholder value, including the possibility of seeking a merger, sale of the Company or all or some of its assets, and/or a liquidation. At this time, the Company’s current development activities are limited to the oversight of the long-term follow up period in the CUPID 2 trial, which is expected to continue through February 2016.

As of September 30, 2015, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure and has not generated revenues from product sales or other sources.

Principles of Consolidation

The financial statements of the Company’s former subsidiary Celladon Europe B.V. (Celladon Europe) were consolidated with those of the Company through Celladon Europe’s dissolution on December 30, 2014. All intercompany transactions and balances were eliminated in consolidation.

Investment Securities

Investment securities primarily consist of investment grade corporate debt securities. The Company classifies all investment securities as available-for-sale. Investments with maturity dates greater than 12 months from the end of each reporting period are classified as long-term. Investment securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders’ equity (deficit) until realized. Realized gains and losses from the sale of investment securities, if any, are determined on a specific identification basis. A decline in the market value of any investment security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. As of December 31, 2014, none of the investment securities had been in an unrealized loss position for more than 12 months. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and are included in interest income. Interest income is recognized when earned. During the third quarter of 2015 the Company’s investment securities matured and the Company held the proceeds as cash equivalents. As of September 30, 2015, the Company had no investment securities.

The following table sets forth the composition of the Company’s investment securities (in thousands) as of December 31, 2014:

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

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Nine Months Ended September 30,
	2015	2014
Warrants for common stock	152,735	206,340
Common stock options and restricted stock units	1,527,098	2,527,067

	1,679,833	2,733,407

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted. The new guidance shall be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, which defined management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosure. ASU 2014-15 defined the term substantial doubt and requires an assessment for a period of one year after the date of the issuance of the financial statements. It requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The guidance becomes effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

2. Balance Sheet Details

Prepaid expenses and other assets consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Prepaid clinical expenses (1)	$388	$—
Prepaid other expenses	546	756
Commercial manufacturing costs (2)	—	1,751
Other receivables	67	628

	$1,001	$3,135

(1)	During the second half of 2015, following the reduction in workforce initiatives (see Note 7), the Company prepaid certain contract research organizations, or CROs, to manage most aspects of the ongoing CUPID2 trial, including the future payments to clinical sites for patient costs. Additionally, the Company prepaid $0.4 million to CROs in October 2015.
(2)	The commercial manufacturing costs consisted mainly of design and engineering services for commercial drug manufacturing capabilities. The Company determined that it was probable that it would not complete the commercial manufacturing project in light of the CUPID 2 clinical data announced in April 2015 (see Note 7). The Company therefore recorded the costs accumulated as of December 31, 2014 and activity in 2015 as a period expense in the consolidated financial statements in the nine month period ended September 30, 2015.

Property and equipment consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Office furniture and other equipment (1)	$174	$881
Leasehold improvements (2)	246	246
Accumulated depreciation (1) (2)	(287)	(364)

	$133	$763

(1)	Following the CUPID 2 trial results and the decision to not pursue additional previously planned development activities with MYDICAR, the Company sold certain MYDICAR manufacturing assets in the third quarter of 2015. The assets had a historical cost of $0.8 million and accumulated depreciation of $0.3 million. The Company had recognized an impairment charge of $0.2 million in the second quarter of 2015 related to the assets which had reduced the net asset value to $0.3 million, the amount of cash proceeds received (see Note 7).
(2)	In September 2015, in light of the scale-down of certain operations, the Company terminated a sublease agreement effective November 13, 2015, as amended, in order to reduce the Company’s office space and corresponding rent obligations. The sublease was originally scheduled to expire in September 2021. The Company revised the estimated depreciable life of the leasehold improvements associated with the facility to end on November 13, 2015. The change in estimated life resulted in an acceleration of depreciation expense in the amount of $0.1 million in the third quarter of 2015. The net book value of the leasehold improvements was $0.1 million at September 30, 2015.

Accounts payable and accrued expenses consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Accounts payable	$228	$3,293
Accrued compensation	93	1,909
Accrued other	547	596
Current portion of deferred rent	157	5

	$1,025	$5,803

3. Fair Value Measurements

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts payable and accrued liabilities and historically have included investment securities. The carrying value of these financial instruments generally approximates fair value due to their short-term nature. Investment securities are recorded at fair value.

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

As of September 30, 2015 and December 31, 2014, cash and cash equivalents consist primarily of bank deposits with third-party financial institutions and highly liquid money market securities with original maturities at date of purchase of 90 days or less and are stated at cost which approximate fair value and are classified within the Level 1 designation discussed above. Marketable securities are recorded at fair value, defined as the exit price in the principal market in which the Company would transact, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques and include the Company’s investments in corporate debt securities and commercial paper. Financial liabilities that were measured or disclosed at fair value on a recurring basis, and were classified within the Level 3 designation, included the warrant liability and convertible notes prior to their conversion to equity upon the Company’s initial public offering in February 2014. None of the Company’s non-financial assets and liabilities are recorded at fair value on a non-recurring basis. No transfers between levels have occurred during the periods presented.

Cash equivalents measured at fair value as of September 30, 2015 and December 31, 2014 are all classified within Level 1. As of September 30, 2015, the Company had no investment securities. Below is a summary of other assets and liabilities measured at fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
	As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Corporate debt securities	$70,513	$—	$70,513	$—

4. Commitments and Contingencies

Sublicense Agreement and Amended and Restated License Agreement with AmpliPhi

Sublicense Agreement

In June 2012, the Company entered into a sublicense agreement (the AmpliPhi Sublicense) with AmpliPhi Biosciences Corporation (AmpliPhi), pursuant to which AmpliPhi sublicensed to the Company certain rights under a separate agreement which AmpliPhi entered into in 2009 with the Trustees of University of Pennsylvania (UPenn). Under the terms of the AmpliPhi Sublicense, the Company obtained an exclusive, worldwide sublicense from AmpliPhi under certain UPenn patents related to AAV1 vectors for the development, manufacture, use and sale of companion diagnostics to MYDICAR. In addition, the Company is required to use commercially reasonable efforts to meet certain developmental, regulatory and commercial milestones with respect to companion diagnostics under the agreement. Following the decision to not pursue additional previously planned development activities with MYDICAR and its companion diagnostic, the Company may not currently be in compliance with these milestone requirements and may in the future choose to terminate the agreement. In consideration for the sublicense granted to the Company under the agreement, the Company paid to AmpliPhi a sublicense initiation fee of $310,000, and the Company is obligated to pay to AmpliPhi an annual sublicense maintenance fee of $310,000. The Company is also required to pay to AmpliPhi a low single-digit percentage royalty based on net sales of any companion diagnostic covered by a licensed patent sold by the Company, its affiliates or its sublicensees. The Company’s royalty obligations continue on a companion diagnostic-by-companion diagnostic and country-by-country basis until the expiration of the last-to-expire valid claim in a licensed patent covering the applicable companion diagnostic in such country. Finally, the Company is obligated to pay to AmpliPhi all royalty and milestone payments that become due and payable by AmpliPhi to UPenn under AmpliPhi’s agreement with UPenn as a result of the Company’s exercise of the sublicense granted under the Company’s agreement with AmpliPhi, including a low single-digit tiered percentage royalty on net sales of any companion diagnostic sold by the Company, its affiliates or its sublicensees, which royalty is separate from and in addition to the royalty payable to AmpliPhi described above, and up to an aggregate of $850,000 in potential milestone payments per product covered by the licensed patents.

The Company may unilaterally terminate the agreement upon 30 days’ written notice to AmpliPhi. Absent early termination, the agreement will automatically terminate upon the expiration of the last-to-expire licensed patent, which is expected to be in 2019.

The Company recorded $0.3 million in research and development expense in each of the nine month periods ended September 30, 2015 and September 30, 2014. Through September 30, 2015, no milestone obligations were incurred under the agreement.

Amended and Restated License Agreement

The Company entered into an amended and restated license agreement with AmpliPhi concurrently with the AmpliPhi Sublicense that both amended the terms of the license agreement which the Company entered into with AmpliPhi in 2009 and terminated its manufacturing agreement with AmpliPhi which the Company entered into in 2009. Under the agreement, the Company obtained an exclusive, worldwide license under certain patents and know-how related to AmpliPhi’s AAV vector and manufacturing technology for the development, manufacture, use and sale of MYDICAR. In addition, the Company has agreed to use commercially reasonable efforts to meet certain diligence milestones with respect to the development and commercialization of at least one product covered by the UPenn patent rights licensed to AmpliPhi by UPenn under the Company’s agreement with UPenn. Following the decision to not pursue additional previously planned development activities with MYDICAR and its companion diagnostic, the Company may not currently be in compliance with these milestone requirements.

During the term of the agreement, the Company is not obligated to make annual license or maintenance payments, but is obligated to pay to AmpliPhi all royalty and milestone payments that become due and payable by AmpliPhi to UPenn under AmpliPhi’s agreement with UPenn as a result of the Company’s exercise of the sublicense granted under the Company’s agreement with AmpliPhi. This includes a low single-digit tiered percentage royalty on net sales of MYDICAR and any other product covered by the licensed patents sold by the Company, its affiliates or its sublicensees, and up to $850,000 in milestone payments upon the achievement of certain developmental and regulatory milestones related to MYDICAR and any other product covered by the licensed patents. Through September 30, 2015, no milestone obligations were incurred under the agreement. The agreement does not provide either party with termination rights and does not have a provision for expiration or automatic termination.

Exclusive Patent License with the Regents of the University of Minnesota

In May 2009, the Company entered into an exclusive patent license agreement with the Regents of the University of Minnesota (UMinn) under which it obtained an exclusive license to UMinn’s joint ownership interest in a patent application related to screening technology for isolation of small molecule modulators of SERCA enzymes. The agreement did not encompass a manufacturing agreement. The Company suspended further development of the small molecule program in the first half of 2015 and, after review of its strategic alternatives, cancelled the patent license agreement in September 2015. The Company recorded $0.1 million in research and development expense in each of the nine month periods ended September 30, 2015 and September 30, 2014. No milestone obligations were incurred under the agreement.

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

Other License Agreements

The Company has entered into various license agreements pursuant to which the Company acquired certain intellectual property. Pursuant to each agreement the Company paid a license fee and reimbursed historical patent costs. Additionally, under each agreement, the Company may be required to pay annual maintenance fees, royalties, milestone payments and sublicensing fees. Each of the license agreements is generally cancelable by the Company, given appropriate prior written notice. The Company cancelled certain license agreements following the CUPID 2 clinical trial results in April 2015 (see Note 7). Minimum annual payments to maintain these cancelable licenses total an aggregate of approximately $0.1 million and potential future milestone payments total an aggregate of approximately $0.9 million. The Company has recorded research and development expense related to license and annual maintenance fees under the agreements of $0.2 million and $0.2 million for the nine month periods ended September 30, 2015 and September 30, 2014, respectively.

Through September 30, 2015, the Company has recorded research and development expense of $0.1 million related to milestone obligations incurred under the agreements.

Leases

The Company leases office space in San Diego, California under a long-term operating lease that expires in October 2017 and a short-term operating lease that expires in January 2016. In September 2015, in light of the scale-down of certain operations, the Company terminated a sublease agreement for office space effective November 13, 2015, as amended, and paid an early termination fee of approximately $1.0 million. The subleased office space was in San Diego, California and the sublease was originally scheduled to expire in September 2021. In the third quarter of 2015 the Company also terminated its Seattle, Washington leases and paid an early termination fee of $0.2 million. Rent expense for the three months and nine months ended September 30, 2015 was $31,000 and $0.3 million, respectively, which expense included $0.1 million for the acceleration of deferred rent due to the early termination of the sublease agreements. Rent expense for the three months and nine months ended September 30, 2014 was $94,000 and $136,000, respectively. Future minimum payments under the long-term operating leases net of contractual sublease payments total $51,000.

5. Stockholders’ Equity

Common Stock Warrants

The following table summarizes the fully exercisable warrants outstanding for the purchase of common stock as of September 30, 2015 and December 31, 2014:

September 30, 2015	December 31, 2014	Exercise Price	Expiration Date
152,735	206,340	$ 5.61	October 2018

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

A summary of the Company’s stock option and RSU activity is as follows:

Options and RSUs
Outstanding at December 31, 2014	2,408,634
Granted	1,342,750
Exercised	(383,011)
Cancelled	(1,841,275)

Outstanding at September 30, 2015	1,527,098

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

Stock-Based Compensation Expense

The allocation of stock-based compensation for all equity awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development (1)	$(663)	$391	$929	$1,175
General and administrative	645	520	2,254	1,003

	$(18)	$911	$3,183	$2,178

(1)	During the three months ended September 30, 2015, following the reduction in workforce initiatives (see Note 7), the Company reversed the previously recorded expense for unvested options of terminated employees aggregating $0.8 million.

As of September 30, 2015 the unrecognized compensation cost related to outstanding employee options was $7.3 million and is expected to be recognized as expense over approximately 2.9 years.

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

Capital Lease

In 2014 the Company entered into a capital lease arrangement for office equipment in the Company’s San Diego, California office. The Company was obligated to make 60 payments of approximately $600. In September 2015 the Company purchased and obtained title to the office equipment. At September 30, 2015, the Company had no capital lease obligations.

7. Restructuring charges

On April 26, 2015, the Company announced that its Phase 2b CUPID 2 trial did not meet its primary and secondary endpoints. No safety issues were noted. In light of the CUPID 2 results and following analysis of the CUPID 2 data, the Company’s board of directors, in two phases prior to September 30, 2015, approved an approximately 70% aggregate reduction of the Company’s peak workforce of 34 employees to reduce operating expenses and conserve cash resources. The Company has also committed to retention payments payable to certain key employees if such employees remain with the Company until December 31, 2015 or are terminated by the Company without cause prior to such date.

Restructuring charges for each period were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employee severance and related costs	$675	$—	$3,543	$—
Facility lease termination costs	1,127	—	1,127	—
Asset impairments	(21)	—	192	—

Total restructuring and asset impairment charges	$1,781	$—	$4,862	$—

The accrued restructuring activity during the nine months ended September 30, 2015 was as follows:

	Employee Severance and Related Costs	Facility Lease Termination Costs	Total
Accrued restructuring balance as of December 31, 2014	$—	$—	$—
Additional accruals	3,543	1,127	4,670
Cash payments	(2,934)	(1,127)	(4,061)

Accrued restructuring balance as of September 30, 2015	$609	$—	$609

The Company recorded the additional accruals as restructuring charges in the consolidated statements of operations. The accrued restructuring balance as of September 30, 2015, is presented as a current liability in the consolidated balance sheets and is expected to be paid within the fourth quarter of 2015. The charges incurred during the nine months ended September 30, 2015, included $2.4 million related to employee severance costs, which impacted 25 employees who were notified of their termination prior to September 30, 2015, $1.1 million related to retention payment accruals, and $1.1 million related to facility lease termination costs. The Company expects to record an additional $0.3 million related to retention payments in the fourth quarter of 2015.

Following the announcement on June 26, 2015, that the Company had suspended further research and development of its MYDICAR programs, the Company determined that certain equipment used in the MYDICAR manufacturing process was impaired and an asset impairment charge of $0.2 million was recorded to restructuring charges in the consolidated statements of operations for the nine months ended September 30, 2015. The equipment was subsequently sold in September 2015.

The Company may incur additional charges in connection with future restructuring activities.

8. Litigation

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain “forward-looking statements.” We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	Whether, and to what extent, we continue our business operations as a drug development company;

•	our ability to identify and implement a potential strategic transaction, including the possible merger, sale of our company or some or all of our assets, and/or a liquidation and distribution of the remaining cash to our shareholders;

•	the timing of a merger, sale and/or liquidation and distribution, if any;

•	the possibility of dissolving our company;

•	our ability to obtain funding for our operations in the event we continue drug development activities;

•	our ability to maintain our listing on the NASDAQ Stock Market;

•	the amount and timing of charges expected to be incurred with our restructuring activities;

•	our future operating expenses and other results of operations;

•	our ongoing development activities;

•	the accuracy of our estimates regarding expenses, capital requirements and future funding needs;

•	our ability to obtain funding for our operations;

•	our ability to retain key personnel;

•	our agreements with third parties;

•	regulatory developments in the United States and foreign countries;

•	our expectations regarding our ability to obtain and maintain intellectual property protection;

•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act; and

•	the outcome and resolution of litigation pending against us.

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

Overview

We are a biotechnology company that has been focused on the development of cardiovascular gene therapy. As a consequence of the negative results from the Phase 2b clinical trial of our lead product candidate, MYDICAR (AAV1/SERCA2a), we are evaluating our strategic opportunities to maximize shareholder value, including the possibility of a merger or sale of our company, or all or some of our assets, and/or a liquidation. Our ability to continue our operations involves numerous significant risks and uncertainties, including the risks and uncertainties set forth in Item 1A under the heading “Risk Factors” of this Quarterly Report on Form 10-Q.

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

On April 26, 2015, we announced that the CUPID 2 trial did not meet its primary and secondary endpoints and failed to show any treatment effect. Following our un-blinding of the CUPID 2 data, we implemented cost-cutting measures, including a reduction in workforce and termination of certain contracts related to MYDICAR, and subsequently decided to not pursue additional previously planned development activities.

During the second quarter of 2015, our board of directors approved, in two phases, an aggregate reduction of approximately 70% of our peak workforce of 34 employees as of April 30, 2015 in order to reduce operating expenses and conserve cash resources. The majority of employees included in this workforce reduction were separated during the second quarter of 2015, with the remainder separated during the third quarter of 2015. We also committed to retention payments payable to certain key employees if such employees remain employed by us until December 31, 2015 or are terminated by us without cause prior to such date.

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

On September 10, 2015, we entered into a Sublease Termination and Settlement Agreement (the “Termination Agreement”) with Brandes Investment Partners, L.P. (“Brandes”) providing for the termination of that certain Sublease Agreement by and between us Brandes dated May 28, 2014 (the “Lease”). Pursuant to the Termination Agreement, the parties agreed to terminate the Lease, effective October 31, 2015, which the parties subsequently extended to November 13, 2015 (the “Effective Date”). We agreed to pay an early termination fee of $950,000 to Brandes in consideration of Brandes’ entry into the Termination Agreement and release of us from any further base rent or other payment obligations that would otherwise arise pursuant to the Lease after the Effective Date. At this time, our current development activities are limited to the oversight of the long-term follow up period in the CUPID 2 trial, which is expected to continue through February 2016.

Historically, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including conducting clinical trials and developing manufacturing capabilities, in-licensing related intellectual property, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales or other sources. From our inception through September 30, 2015, we have funded our operations primarily through the sales of equity and debt securities totaling approximately $208.3 million.

We have incurred net losses in each year since our inception. As of September 30, 2015, we had an accumulated deficit of approximately $186.1 million. Substantially all of our net losses, including those incurred during the periods presented in this report, have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We cannot predict whether and to what extent we will resume drug development activities, and what our future cash needs would be for any such activities.

If we are unable to seek an appropriate use for our remaining assets, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the results of our identification and evaluation of potential strategic alternatives;

•	the extent to which we elect to pursue drug development activities in the future; and

•	the costs associated with litigation, including the costs incurred in defending against claims made in the three putative class action complaints filed in July 2015 following our announcements regarding the negative CUPID 2 data and suspension of further research and development activities and the subsequent decline of the price of our common stock.

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

From our inception through September 30, 2015, we have incurred approximately $136.5 million in research and development expenses, of which we estimate $129.8 million relates to our development of MYDICAR. Our direct research and development expenses have consisted principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs, in connection with our clinical trials, developing manufacturing capabilities and costs related to acquiring and manufacturing clinical trial materials. Prior to our reductions in force including all our research and development staff, we typically used our employee and infrastructure resources across multiple research and development programs. We expect our research and development expenses to decrease compared to prior periods through the completion of the CUPID 2 trial in the first quarter of 2016 due to a reduction in workforce, the suspension of further research and development activities and reduced facility space and rent.

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

General and Administrative Expenses

General and administrative expenses have consisted primarily of salaries and related costs for employees in executive, finance, legal and administration, corporate development and administrative support functions, including stock-based compensation expenses and benefits. Other significant general and administrative expenses have included accounting and legal services, expenses associated with obtaining and maintaining patents, the cost of various consultants, occupancy costs and information systems costs. We expect our general and administrative expenses to decrease compared to prior periods for the foreseeable future due to a reduction in workforce, suspended activities related to pre-commercial planning and reduced facility space and rent.

Restructuring Charges

In light of the CUPID 2 results and following analysis of the CUPID 2 data, we implemented two reductions in workforce starting in the second quarter of 2015 to reduce operating expenses and conserve cash resources while we evaluate our strategic alternatives. We have also committed to retention payments payable to certain key employees if such employees remain with our company until December 31, 2015 or are terminated by us without cause prior to such date. The restructuring charges consisting of severance and retention commitments are expected to be fully settled in 2015. Also included in restructuring charges were asset impairments related to certain equipment used in the MYDICAR manufacturing process and early termination fees incurred upon the termination of certain facility subleases. We may incur additional charges in the future for additional restructuring activities.

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

Our objective is to reflect the appropriate clinical trial expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the trial as measured by patient progression and the timing of various aspects of the trial. We determine accrual estimates through discussion with applicable personnel and outside service providers as to the progress or state of completion of clinical trials, or the services completed. During the course of a clinical trial, we adjust the rate of clinical trial expense recognition if actual results differ from the estimates. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known at that time. Although we do not expect that our estimates will be materially different from amounts actually incurred, our understanding of status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting amounts that are too high or too low for any particular period. Through September 30, 2015, there had been no material adjustments to our prior period estimates of accrued expenses for clinical trials. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2015	2014
Research and development	$738	$5,316	$(4,578)
General and administrative	2,533	2,815	(282)
Restructuring charges	1,781	—	1,781
Total other (expense) income	(1,344)	(227)	(1,117)

Research and Development Expenses. Research and development expenses were $0.7 million and $5.3 million for the three months ended September 30, 2015 and 2014, respectively. The decrease of approximately $4.6 million was primarily due to a decrease of $1.2 million in expenses incurred during the third quarter of 2015 associated with drug substance manufacturing scale-up as a result of suspension of MYDICAR manufacturing activities, $1.1 million in stock based compensation and $0.8 million in compensation costs due to a reduction in workforce including all the research and development staff, $0.9 million in clinical and preclinical costs, and $0.6 million in consulting and various other expenses. We anticipate a further reduction in our research and development expenses for the foreseeable future due to the suspension of further development of MYDICAR and other pre-clinical programs and the reduction in workforce as we evaluate our strategic alternatives.

General and Administrative Expenses. General and administrative expenses were $2.5 million and $2.8 million for the three months ended September 30, 2015 and 2014, respectively. The decrease of approximately $0.3 million was due to a decrease of $0.3 million in compensation costs due to a reduction in workforce as compared to the same period in 2014, $0.2 million in pre-commercial planning costs due to the suspension of pre-commercial planning activities, $0.2 million in patent related costs, and $0.4 million in rent, recruiting and other administrative expenses offset by an increase of $0.3 million in consulting costs and $0.2 million in legal and various other public company costs due to additional service fees incurred as a result of strategic planning activities, $0.2 million in depreciation expense as a result of a change in the estimated useful life of certain assets, and $0.1 million in stock based compensation. We expect our general and administrative expenses to decrease in the foreseeable future due to a reduction in workforce and the suspended activities related to pre-commercial planning efforts.

Restructuring Charges. Restructuring charges were $1.8 million and zero for the three months ended September 30, 2015 and 2014, respectively. In light of the CUPID 2 results and following analysis of the CUPID 2 data in the second quarter of 2015, our board of directors, in two phases prior to September 30, 2015, approved an approximately 70% aggregate reduction of our peak workforce of 34 employees to reduce operating expenses and conserve cash resources. We have also committed to retention payments payable to certain key employees if such employees remain with Celladon until December 31, 2015 or are terminated by the Company without cause prior to such date. We suspended further research or development of our MYDICAR (AAV1/SERCA2a) program and our pre-clinical programs. The charges incurred during the three months ended September 30, 2015, included $1.1 million in facility lease termination costs, $0.6 million related to retention payment costs and $0.1 million related to employee severance costs. In connection with the restructuring activities executed to date, we anticipate recording $0.3 million in charges related to retention payments in the fourth quarter of 2015. We have committed to approximately $3.8 million in aggregate charges related to employee severance and related costs which are expected to be settled in 2015. We estimate that employee actions implemented to date will result in gross quarterly savings of approximately $1.5 million, which will be realized within research and development and within general and administrative. We began to realize these savings in the second quarter of 2015 and expect to fully realize these savings by the end of 2015. We may incur additional charges in the future in connection with future restructuring activities.

Other (Expense) Income. Other expense was $1.3 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively. Other expense for the three months ended September 30, 2015 consisted primarily of $1.3 million of expense related to the accelerated accretion of debt discount and interest charges on our term loan that was prepaid in full in August 2015. Other expense for the three months ended September 30, 2014 consisted primarily of $0.3 million of expense related to the accretion of debt discount and interest charges on our prior term loan offset by $44,000 in interest and other income.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2015	2014
Research and development	$21,757	$15,515	$6,242
General and administrative	10,805	6,545	4,260
Restructuring charges	4,862	—	4,862
Total other (expense) income	(2,243)	(452)	(1,791)

Research and Development Expenses. Research and development expenses were $21.8 million and $15.5 million for the nine months ended September 30, 2015 and 2014, respectively. The increase of approximately $6.2 million was primarily due to an increase of $7.0 million in expenses incurred during the first nine months of 2015 associated with drug substance manufacturing scale-up prior the negative results of the CUPID 2 trial, $0.9 million in preclinical costs and $0.1 million in rent expense, offset by a decrease of $1.4 million in clinical expenses due to completion of CUPID 2 clinical trial during the first quarter of 2015, a decrease of $0.2 million in stock-based compensation and $0.2 million in cash compensation costs due to reduction in force including all the research and development staff compared to the same period in 2014. We anticipate a further reduction in our research and development expenses for the foreseeable future due to the suspension of development of MYDICAR and other pre-clinical programs and the reduction in workforce.

General and Administrative Expenses. General and administrative expenses were $10.8 million and $6.5 million for the nine months ended September 30, 2015 and 2014, respectively. The increase of approximately $4.3 million was primarily due an increase of $1.3 million in stock-based compensation due to additional grants, $1.2 million in pre-commercial planning efforts, $1.0 million in compensation costs related to both an increase in staff through May 2015 compared to the same period in the prior year and separation charges associated with the departure of our chief executive officer, $1.0 million in consulting and public company related costs, and $0.2 million in depreciation expense offset by a decrease of $0.4 million in recruiting, investor relations and various other administrative costs. We expect our general and administrative expenses to decrease in the foreseeable future due to a reduction in workforce and the suspended activities related to pre-commercial planning efforts.

Restructuring Charges. Restructuring charges were $4.9 million and zero for the nine months ended September 30, 2015 and 2014, respectively. In light of the CUPID 2 results and following analysis of the CUPID 2 data in the second quarter of 2015, our board of directors, in two phases prior to September 30, 2015, approved an approximately 70% aggregate reduction of our peak workforce of 34 employees to reduce operating expenses and conserve cash resources. We have also committed to retention payments payable to certain key employees if such employees remain with Celladon until December 31, 2015 or are terminated by the Company without cause prior to such date. We suspended further research or development of our MYDICAR (AAV1/SERCA2a) program and our pre-clinical programs. The charges incurred during the nine months ended September 30, 2015, included $2.4 million related to employee severance costs, which impacted 25 employees, $1.1 million related to retention payment charges, $1.1 million in facility lease termination costs and $0.2 million in asset impairment charges. In connection with the restructuring activities executed to date, we anticipate recording $0.3 million in charges related to retention payments in the fourth quarter of 2015. We have committed to approximately $3.8 million in aggregate charges related to employee severance and related costs which are expected to be settled in 2015. We estimate that employee actions implemented to date will result in gross quarterly savings of approximately $1.5 million, which will be realized within research and development and within general and administrative. We began to realize these savings in the second quarter of 2015 and expect to fully realize these savings by the end of 2015. We may incur additional charges in the future in connection with future restructuring activities.

Other Expense. Other expense was $2.2 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively. Other expense for the nine months ended September 30, 2015 consisted primarily of $2.3 million of expense related to the accelerated accretion of debt discount and interest charges on our term loan which was prepaid in full in August 2015 offset by $0.1 million in interest income. Other expense for the nine months ended September 30, 2014 consisted primarily of $0.3 million of expense related to the accretion of debt discount and interest charges on our prior term loan and $0.2 million related to an increase in the fair value of the warrant liability prior to conversion to equity upon the closing of our initial public offering.

Liquidity and Capital Resources

We have incurred net losses each year since our inception and as of September 30, 2015, we had an accumulated deficit of approximately $186.1 million. We anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development and general and administrative expenses will decrease for the foreseeable future due to a reduction in workforce, suspended activities related to pre-commercial planning and the suspension of further development of MYDICAR and other pre-clinical programs. Should we choose to continue drug development, we expect that we may need additional capital to fund our operations, which we may obtain through one or more public or private equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing or collaboration arrangements. On August 3, 2015, we prepaid the outstanding amounts due under our loan facility with Hercules, including the $10 million principal borrowed in 2014. Upon the prepayment in August 2015, our obligations, covenants, debts and liabilities under the loan facility were satisfied in full and Hercules’ commitments to extend further credit to us were terminated.

Since our inception through September 30, 2015, we have funded our operations primarily through the sale of our equity and debt securities. As of September 30, 2015, we had cash and cash equivalents of approximately $37.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$(36,733)	$(19,374)
Investing activities	70,369	(71,010)
Financing activities	(10,979)	96,848

Net increase (decrease) in cash and cash equivalents	$22,657	$6,464

Operating activities. Net cash used in operating activities of $36.7 million during the nine months ended September 30, 2015 was primarily a result of our net loss of $39.7 million. The primary difference between our net loss and our cash used in operating activities was $3.2 million of stock-based compensation, $1.8 million of non-cash interest related to the accretion of debt discount on our prior term loan with Hercules, $0.4 million of depreciation expense, $0.2 million of asset impairment charges, $0.2 million amortization of premiums paid on investment securities, $0.1 million of deferred rent charges, and $2.7 million of changes in our operating assets and liabilities.

Net cash used in operating activities of $19.4 million during the nine months ended September 30, 2014, was primarily a result of our net loss of $22.5 million. The primary difference between our net loss and our cash used in operating activities was $2.2 million of stock-based compensation, $0.2 million related to the change in fair value of the warrant liability, $0.2 million of non-cash interest related to the accretion of debt discount on our prior debt arrangements, $0.2 million amortization of premiums paid on investment securities, $0.2 million of changes in our operating assets and liabilities and $0.1 million of depreciation expense. In connection with our initial public offering which was completed in February 2014, the warrant liability was reclassified to additional paid-in capital, the outstanding principal and accrued interest on our convertible debt were converted into shares of our common stock and the unamortized debt discount related to the convertible debt was charged to expense.

Investing Activities. Net cash provided by investing activities of $70.4 million during the nine months ended September 30, 2015 was primarily a result of $70.3 million in the net maturities of investments used to fund our operating activities and $0.3 million in proceeds from the sale of property and equipment. Net cash used by investing activities of $71.0 million during the nine months ended September 30, 2014 was primarily a result of purchases of investment securities of $88.7 million offset by $18.2 million net maturities of investments. In 2015 and 2014, amounts of $0.2 million and $0.5 million, respectively, were also used to purchase property and equipment.

Financing Activities. Net cash used in financing activities of $11.0 million during the nine months ended September 30, 2015 consisted of $11.8 million prepayment in full of our prior term loan and related costs offset by $0.8 million in proceeds received upon the exercise of employee and consultant stock options. Net cash provided by financing activities of $96.8 million during the nine months ended September 30, 2014 consisted primarily of $94.3 million in proceeds received and $7.4 million in costs paid in connection with our public offerings, $9.7 million in net borrowings under our prior term loan, $0.1 million in proceeds upon the exercise of warrants in exchange for common stock and $0.1 million in proceeds from the sale of shares under our employee stock purchase plan.

Future Funding Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We expect that our expenses will decrease for the foreseeable future due to a reduction in workforce, suspended activities related to pre-commercial planning and the suspension of certain research and development activities. We anticipate that we would need additional capital to fund research and development operations, if resumed in the future.

Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operations for at least the next 12 months. We are current evaluating various strategic alternatives for the use of our existing resources. We have based our planning estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect.

Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the results of our identification and evaluation of potential strategic alternatives;

•	the extent to which we elect to pursue drug development activities in the future; and

•	the costs associated with litigation, including the costs incurred in defending against claims made in the three putative class action complaints filed in July 2015 following our announcements regarding the negative CUPID 2 data and suspension of further research and development activities and the subsequent decline of the price of our common stock.

Depending upon our future business prospects and developments, we expect to finance our operating activities through our existing cash and cash equivalents, public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, or strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2015 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Operating lease obligations	$214	$106	$108	$—	$—

During 2015 we prepaid our term loan in full and terminated several facility lease contracts. At September 30, 2015, our operating lease obligations consisted of future rent payments under two San Diego facility lease contracts.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2015, we had market risk exposure related to our cash and cash equivalents. Historically, we have invested our excess cash in highly liquid short-term investments such as money market funds. Changes in interest rates affect the investment income we earn on our investments and therefore impacts our cash flows and results of operations.

We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

As of September 30, 2015, all of our short-term investments had matured and we did not have any investments, nor did we have any outstanding indebtedness for amounts borrowed. Accordingly, a 10% change in interest rates from the interest rates on September 30, 2015 would not have had a material effect on our financial condition.

We have ongoing clinical trial agreements denominated in euros. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the nine month period ended September 30, 2015. A 10% change in the euro-to-dollar exchange rate on September 30, 2015 would not have had a material effect on our results of operations or financial condition.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2015, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business

Our business to date has been almost entirely dependent on the success of MYDICAR, which recently failed to show a treatment effect in the Phase 2b clinical trial known as CUPID 2. Following the analysis of the data from CUPID 2, we decided to substantially suspend further research and development while we seek a merger or sale, and there is no guarantee that this strategic path will be successful.*

On April 26, 2015, we announced that the CUPID 2 trial did not meet its primary and secondary endpoints. CUPID 2 is a 250-patient randomized, double-blind, placebo-controlled multinational Phase 2b trial that was designed to evaluate MYDICAR in patients with HFrEF. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of MYDICAR. As a result of the negative results from CUPID 2, we have suspended further research and development of MYDICAR and our pre-clinical programs to reduce operating expenses while we seek a merger or sale.

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

If we do not consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify a merger or sale will result in a successful alternative for our business. If no transaction is completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations while we seek a merger or sale. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) regulatory and clinical obligations remaining under our CUPID 2 trial, which is currently in the long-term follow up stage until February 2016; (ii) obligations under our employment and separation agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; (iii) the pending litigation against us, and other various claims and legal actions arising in the ordinary course of business; and (iv) non-cancelable lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

If we fail to continue to meet all applicable NASDAQ Global Market requirements and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.*

Our common stock is listed on The NASDAQ Global Market. In order to maintain our listing, we must meet minimum financial and other requirements, including requirements for a minimum amount of capital, a minimum price per share and continued business operations so that we are not characterized as a “public shell company.” If we are unable to comply with NASDAQ’s listing standards, NASDAQ may determine to delist our common stock from The NASDAQ Global Market. If our common stock is delisted for any reason, it could reduce the value of our common stock and its liquidity.

As a result of the CUPID 2 data and the reductions in our workforce that we announced in April 2015 and June 2015, we may not be successful in retaining key employees. If we are unable to retain key employees, our ability to identify and consummate a transaction will be seriously jeopardized.*

On April 30, 2015 and again on June 26, 2015, we announced workforce reductions, which have reduced our headcount by approximately 70% and additional reductions in our workforce are likely. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reductions in workforce and reduced employee morale which may cause our remaining employees to seek alternate employment. Competition among biotechnology companies for qualified employees is intense, and the ability to retain our key employees is critical to our ability to effectively manage our resources following the CUPID 2 data and to consummate a transaction or continue operations. Additional attrition could have a material adverse effect on our business. In addition, as a result of the reduction in our workforce, we face an increased risk of employment litigation.

Risks Related to our Financial Condition and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a biotechnology company and we have not yet generated any revenues. We have incurred net losses in each year since our inception in December 2000, including consolidated net losses of $33.9 million for the year ended December 31, 2014. As of September 30, 2015, we had an accumulated deficit of approximately $186.1 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

We may need to raise substantial additional funding to the extent we continue our product development efforts, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.*

Our operations have consumed substantial amounts of cash since inception. As of September 30, 2015, our cash, cash equivalents and investments were approximately $37.1 million. Our research and development expenses were $0.7 million and $5.3 million for the three months ended September 30, 2015 and 2014, respectively. We believe that our existing cash, cash equivalents and investments will enable us to fund our operations for at least the next 12 months. However, drug development is expensive and time-consuming and if we undertake development efforts, we will need to raise substantial additional capital to fund future activities.

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

Risks Related to our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our product candidates, we may not be able to compete effectively in our markets.*

Biotechnology companies typically rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. Also, the setback to our MYDICAR development program that resulted from the failure of CUPID 2 could also reduce the benefits of patents covering MYDICAR given the increased timeline to potential commercialization. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

As we have done previously, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we cannot provide any assurances that third-party patents do not exist which might be enforced against our current product candidates or future products in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation.

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

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.*

Because potential future programs may involve product candidates that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

The patent protection and patent prosecution for some of our product candidates may be dependent on third parties.*

While we normally seek to obtain the right to control the prosecution and maintenance of the patents relating to our product candidates, there may be times when the filing and prosecution activities for platform technology patents that relate to our product candidates are controlled by our licensors. If our licensors or any of our future licensors fail to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

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

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or the U.S. PTO. *

If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous ground upon which a third party can assert invalidity or unenforceability of a patent Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates or related. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

Risks Related to Ownership of our Common Stock

The market price of our common stock may be highly volatile, and you may not be able to resell some or all of your shares at a desired market price.*

The market price of our common stock has been and is likely to continue to be volatile. Since our initial public offering in January 2014 at a price of $8.00 per share, the sale price of stock as reported on The NASDAQ Global Market has ranged from $1.00 to $28.25, through October 29, 2015. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical studies or clinical trials;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	announcements of significant changes in our business or operations, including the decision not to pursue one or more drug development programs;

•	unanticipated serious safety concerns related to the use of any of our product candidates;

•	inability to obtain additional funding;

•	sales or potential sales of our common stock by us or our stockholders in the future;

•	failure to successfully develop, manufacture and commercialize our product candidates;

•	failure to enter into collaborations;

•	failure by us or our licensors to prosecute, maintain or enforce our intellectual property rights;

•	our dependence on third parties, including, commercial manufactures and CROs;

•	changes in laws or regulations applicable to future products;

•	inability to obtain adequate clinical and commercial product supply for our product candidates or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we may provide to the public;

•	failure to meet or exceed the financial projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	announcement of a strategic transaction, including the acquisition of our company or its assets;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies; and

•	trading volume of our common stock.

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

Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

Our principal stockholders and their affiliates currently beneficially own a significant percentage of our outstanding voting stock. Therefore, these stockholders have the ability and may continue to have the ability to influence us through this ownership position. These stockholders may be able to determine some or all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

•	variations in the level of expenses related to our product candidates, future development programs or general and administrative expenses (including as the result of a significant decrease or increase in employee headcount);

•	if any product candidates receives regulatory approval, the level of underlying demand for these product candidates and wholesalers’ buying patterns;

•	addition or termination of clinical trials or funding support;

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements.

•	any intellectual property infringement lawsuit in which we may become involved; and

•	regulatory developments affecting our product candidates or those of our competitors.

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

We expect that significant additional capital will be needed in the future to continue operations, should we decide to continue our historical business operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

Our employment agreements with our executive officers and certain other employees may require us to pay severance benefits to any of those persons who are terminated under specified circumstances, including in connection with a change of control of us, which could harm our financial condition or results.*

Our executive officers and certain other employees are parties to employment agreements that contain change of control and severance provisions providing for severance and other benefits and acceleration of vesting of stock options in the event of a termination of employment under specified circumstances. The payment of these severance benefits could harm our financial condition and results. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

The net proceeds from our initial public offering were invested in highly-liquid money market funds and investment grade corporate debt securities, pending their use. As of September 30, 2015, we have used all of the net proceeds from our initial public offering. We used the net proceeds to fund continued development of MYDICAR for the treatment of systolic heart failure, other ongoing preclinical and research programs, and working capital and other general corporate purposes, including costs and expenses associated with being a public company. We cannot specify with certainty all of the particular uses for the net proceeds from our initial public offering.

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

Celladon Corporation

Dated: November 9, 2015

/s/ Paul B. Cleveland
Paul B. Cleveland
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2015

/s/ Andrew C. Jackson
Andrew C. Jackson
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 10, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 10, 2014).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

4.3	Amended and Restated Investor Rights Agreement by and among the Registrant and certain of its stockholders, dated February 4, 2014 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

4.4	Form of Warrant to Purchase Common Stock issued to participants in the Registrant’s Convertible Debt and Warrant financing, dated October 15, 2013 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.1	Sublease Termination and Settlement Agreement, dated September 10, 2015, by and between the Registrant and Brandes Investment Partners, L.P., as amended on October 23, 2015.

10.2+	Amendment to Employment Agreement, dated October 20, 2015, by and between the Registrant and Paul Cleveland.

10.3+	Amendment to Employment Agreement, dated October 20, 2015, by and between the Registrant and Andrew Jackson.

10.4+	Amendment to Employment Agreement, dated October 20, 2015, by and between the Registrant and Rebecque Laba.

10.5+	Amendment to Employment Agreement, dated October 20, 2015, by and between the Registrant and Elizabeth Reed.

10.6+	Amendment to Employment Agreement, dated October 20, 2015, by and between the Registrant and Fredrik Wiklund.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract.