Form 10-Q
period 2016-06-30
Eiger BioPharmaceuticals, Inc.
filed 2016-08-10
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 4, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 7,104,909

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,399	$4,778
Prepaid expenses and other current assets	1,160	717
Total current assets	46,559	5,495
Property and equipment, net	67	41
Other assets	145	46
Total assets	$46,771	$5,582
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,254	$1,940
Accrued liabilities	1,535	1,006
Convertible promissory note	—	5,444
Total current liabilities	2,789	8,390
Warrant liability	—	885
Obligation to issue common stock	—	1,457
Other long term liabilities	15	2
Total liabilities	2,804	10,734
Stockholders’ equity (deficit):
Convertible preferred stock	—	22,567
Common stock	7	—
Additional paid-in capital	96,180	1,552
Accumulated deficit	(52,220)	(29,271)
Total stockholders’ equity (deficit)	43,967	(5,152)
Total liabilities and stockholders’ equity (deficit)	$46,771	$5,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except shares and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$10,720	$2,008	$15,565	$2,383
General and administrative	2,477	577	6,310	1,006
Total operating expenses	13,197	2,585	21,875	3,389
Loss from operations	(13,197)	(2,585)	(21,875)	(3,389)
Other expense, net:
Interest expense, net	—	—	(685)	—
Other expense, net	(4)	—	(389)	—
Net loss and comprehensive loss	$(13,201)	$(2,585)	$(22,949)	$(3,389)
Net loss per common share, basic and diluted	$(1.87)	$(13.34)	$(5.73)	$(17.48)
Weighted-average common shares outstanding, basic and diluted	7,069,257	193,850	4,002,454	193,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except shares)

	Stockholders' Equity (Deficit)
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2015	2,609,102	$22,567	273,993	$—	$1,552	$(29,271)	$(5,152)
Issuance of common stock upon private placement, net of issuance cost	—	—	1,954,390	2	32,106	—	32,108
Issuance of common stock upon conversion of convertible promissory note	—	—	350,040	—	6,129	—	6,129
Issuance of common stock upon exercise of warrants	—	—	61,254	—	1,057	—	1,057
Issuance of common stock to Eiccose upon private placement	—	—	96,300	—	1,661	—	1,661
Conversion of preferred stock into common stock	(2,609,102)	(22,567)	2,609,102	3	22,564	—	—
Issuance of common stock upon reverse merger	—	—	1,596,959	2	27,388	—	27,390
Issuance of common stock upon execution of license agreement	—	—	157,587	—	3,172	—	3,172
Issuance of common stock upon exercise of options	—	—	7,034	—	39	—	39
Stock-based compensation expense	—	—	—	—	512	—	512
Net loss	—	—	—	—	—	(22,949)	(22,949)
Balance as of June 30, 2016	—	$—	7,106,659	$7	$96,180	$(52,220)	$43,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net loss	$(22,949)	$(3,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	5
Noncash interest expense	685	—
Stock-based compensation	512	50
Issuance of common stock in connection with a license agreement	3,172	—
Change in fair value of obligation to issue shares to Eiccose	204	—
Change in fair value of warrant liability	165	—
Change in assets and liabilities:
Prepaid expenses and other current assets	(253)	(192)
Other non-current assets	(91)	(21)
Accounts payable	(701)	309
Accrued and other liabilities	(284)	67
Net cash used in operating activities	(19,531)	(3,171)
Investing activities
Cash received from merger transaction	28,018	—
Purchase of property and equipment	(20)	(23)
Net cash provided by (used in) investing activities	27,998	(23)
Financing activities
Proceeds from issuance of common stock upon private placement, net of issuance cost	32,108	—
Proceeds from issuance of common stock upon options exercises	39	—
Proceeds from issuance of common stock upon warrants exercises	7	—
Proceeds from issuance of preferred stock, net of issuance costs	—	7,201
Net cash provided by financing activities	32,154	7,201
Net increase in cash and cash equivalents	40,621	4,007
Cash and cash equivalents at beginning of period	4,778	777
Cash and cash equivalents at end of period	$45,399	$4,784
Supplemental disclosure of cash flow information
Noncash activities:
Conversion of warrant liability to common stock upon private placement	$1,050	$—
Issuance of common stock in connection with a license agreement	$3,172	$—
Issuance of common stock to Eiccose upon private placement	$1,661	$—
Non-cash net liabilities assumed in reverse merger	$671	$—
Conversion of convertible promissory note to common stock upon private placement	$6,129	$—
Conversion of preferred stock to common stock upon reverse merger	$22,567	$—

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

The Company, or Eiger, as used in the accompanying notes to the unaudited condensed consolidated financial statements, refers to Private Eiger prior to the completion of the Merger and Public Eiger subsequent to the completion of the Merger.

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

Liquidity

The Company had an accumulated deficit of $52.2 million as of June 30, 2016 and negative cash flows from operating activities and expects to continue to incur losses for the next several years. On March 22, 2016, the Company completed the Merger which provided $28.0 million in net cash (see Note 4). In addition, prior to the closing of the Merger, the Company received $33.5 million in cash from the issuance of common stock issued to third parties and existing stockholders (see Note 8). Management believes that the currently available resources, including the funds obtained will provide sufficient funds to enable the Company to meet its operating plan through at least December 31, 2016. However if the Company’s anticipated operating results are not achieved in future periods, management believes that planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

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

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Form 8-K/A and Form 8-K/A Amendment No.2 for the year ended December 31, 2015, filed with the Securities and Exchange Commission on May 13, 2016 and June 17, 2016, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to clinical trial accrued liabilities, stock-based compensation and income taxes. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Accrued Research and Development Costs

The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided, but not yet invoiced, and includes these costs in accrued liabilities in the consolidated balance sheets and within research and development expense in the consolidated statements of operations and comprehensive loss. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities.

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

Stock-Based Compensation Expense

Stock-based awards to employees and directors, including stock options, are recorded at fair value as of the grant date using the Black-Scholes option pricing model and recognized as expense on a straight line-basis over the employee’s or director’s requisite service period (generally the vesting period). Non-cash stock compensation expense is based on awards ultimately expected to vest and is reduced by an estimate for future forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The determination of fair value for stock-based awards on the date of grant using an option pricing model requires management to make certain assumptions regarding subjective variables.

Stock-based awards and stock options issued to non-employee consultants are recorded at fair value and remeasured at the end of each period as they vest using the Black-Scholes option pricing model. Expense is recognized over the vesting period which is generally the same as the service period.

Net Loss per Share

Basic net loss per share of common stock is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Options to purchase common stock	310,069	105,900	310,069	105,900
Warrants to purchase common stock	10,180	—	10,180	—
Convertible preferred stock	—	2,609,102	—	2,609,102
Total	320,249	2,715,002	320,249	2,715,002

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

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). At June 30, 2016 and December 31, 2015 the carrying amount of cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities approximated their estimate fair value due to their relatively short maturities. Management believes the terms of the convertible promissory notes reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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

The Company did not have any financial instruments that were measured at fair value on a recurring basis as of June 30, 2016. The Company’s financial instruments as of December 31, 2015 included a warrant liability and an obligation to issue common stock in connection with the Eiccose asset purchase agreement, which were classified as Level 3. See Notes 6 and 7 for further discussion on the obligation to issue common stock and the warrant liability.

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

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Warrant liability	$—	$—	$885	$885
Obligation to issue common stock	$—	$—	$1,457	$1,457
Total	$—	$—	$2,342	$2,342

The following table provides a reconciliation of liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands) for the three months ended June 30, 2016:

Six Months Ended June 30, 2016
Balance, beginning of period	$2,342
Change in fair value of common stock warrants and obligation to issue common stock to Eiccose (1)	369
Settlement of warrant liability upon exercise of common stock warrants	(1,050)
Settlement of Eiccose obligation upon issuance of common stock	(1,661)
Balance, end of period	$—

(1)	Changes in fair value of the obligation to issue common stock are recorded in other expense, net on the accompanying condensed consolidated statements of operations and comprehensive loss.

4.	Reverse Merger

On March 22, 2016, Eiger completed the Merger with Celladon as discussed in Note 1. For accounting purposes, Eiger is considered to be acquiring Celladon in the Merger. Eiger was determined to be the accounting acquirer based upon the terms of the Merger and other factors including; (i) Eiger security holders own approximately 78% of the combined company immediately following the closing of the Merger, (ii) Eiger directors hold all of the board seats in the combined company, and (iii) Eiger management holds all key positions in the management of the combined company. The Merger will be accounted for as an asset acquisition rather than business combination because the assets acquired and liabilities assumed by Eiger do not meet the definition of a business as defined by U.S. GAAP. The net assets acquired in connection with this transaction were recorded at their estimated acquisition date fair values as of March 22, 2015, the date the Merger with Celladon was completed.

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

Bristol-Meyers Squibb License Agreement

On April 20, 2016, the Company and Bristol-Myers Squibb Company (“BMS”) entered into a License Agreement (the “BMS License Agreement”) and a Common Stock Purchase Agreement (the “BMS Purchase Agreement”).

Under the BMS License Agreement, BMS granted the Company an exclusive, worldwide, license to research, develop, manufacture, and sell products containing the proprietary BMS molecule known as PEG-interferon Lambda-1a (the “Licensed Product”) for all therapeutic and diagnostic uses in humans and animals. The Company is responsible for the development and commercialization of the Licensed Product at its sole cost and expense. The License Agreement requires the Company to make an upfront payment of $2.0 million in cash and issue $3.0 million in Company common stock and includes development and regulatory milestone payments totaling $61.0 million and commercial sales milestones of up to $128.0 million. The Company is obligated to pay BMS annual net sales royalties in the range of mid-single to mid-double digits, depending on net sales levels. In addition, if the Company grants a sublicense, the Company is obligated to pay BMS a portion of the sublicensing income received.

The Company paid BMS an upfront payment of $2.0 million in April 2016, which was charged to research and development expense in the statement of operations and comprehensive loss as there is no future alternative use for the intellectual property licensed.

The BMS Purchase Agreement provides for the issuance of 157,587 shares of common stock of the Company to BMS in consideration of the license granted to the Company under the BMS License Agreement. The BMS Purchase Agreement grants BMS certain registration rights with respect to the shares of common stock delivered, and BMS has agreed to certain trading and other restrictions with respect to the shares purchased. In April 2016, the Company issued 157,587 common shares to BMS for an aggregate fair value of $3.2 million, which was charged to research and development expense in the statement of operations and comprehensive loss as there is no future alternative use for the intellectual property licensed.

Merck License Agreement

In September 2010, the Company entered into an exclusive license agreement with Schering Corporation, subsequently acquired by Merck & Co., Inc., or Merck, which provides the Company with the exclusive right to develop and commercialize Sarasar/Lonafarnib. As consideration for such exclusive right, the Company issued 27,350 shares of Series A convertible preferred stock with a fair value of $500,000 when the agreement was executed in September 2010. In addition, the Company is obligated to pay Merck up to an aggregate of $27.0 million in development milestones and will be required to pay tiered royalties based on aggregate annual net sales of all licensed products ranging from mid-single to low double-digit royalties on net sales. The Company’s obligation to pay royalties to Merck expires on a country-by-country and product-by-product basis on the later of either the expiration of the last to expire patent assigned to the Company under the agreement, which is estimated to be in December 2016 or the earliest of the tenth anniversary of the first commercial sale of the product. In May 2015, the first regulatory milestone was achieved and the Company paid the related milestone payment of $1.0 million to Merck. The amount has been recorded as a charge to research and development expense for the year ended December 31, 2015. No additional charges were recorded as of June 30, 2016.

Janssen License Agreement

In December 2014, the Company entered into a license agreement with Janssen Pharmaceutica NV, (“Janssen”). In connection with this license agreement, the Company is obligated to make development milestone payments in aggregate of up to $38.0 million, sales milestone payments in aggregate up to $65.8 million and will be required to pay tiered royalties based on aggregate annual net sales of all licensed products ranging from mid-single to low double-digit royalties of net sales. As of June 30, 2016, the product has not reached any development milestones nor achieved regulatory approval.

6.	Asset Purchase Agreements and Related License Agreements

EGI Asset Purchase Agreement

In December 2010, the Company entered into an asset purchase agreement with Eiger Group International, Inc. (“EGI”). Dr. Jeffrey Glenn, a director of the Company, is the sole owner of EGI. Pursuant to the agreement, the Company purchased all of the assets related to the use of farnesyl transferase inhibitors as anti-viral agents and methods to treat viral infections with those inhibitors and inhibitors of prenylation, prenyl cysteine methyltranferase and a protease that removes the XXX tripeptide from the CXXX polypeptide following prenylation including any related intellectual property to EGI. The Company paid EGI an upfront payment of $350,000 when the agreement was executed in December 2010. Additionally, the Company will not pay royalties until it has recouped the development costs of any drug product that incorporates clemizole. Once the costs have been recouped, the Company will pay a low single digit royalty of future aggregate annual net sales if there is no generic competition for the product and a lower single digit royalty of future aggregate annual net sales if there is generic competition for the product. Within the first ten years after commercialization, the Company may make a one-time payment of $500,000 for each contract for the three types of product related to such intellectual property that would reduce the payment term for the three products to the tenth anniversary of the first commercial sale. The obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of either when the product is no longer sold in any country or the earliest of the tenth anniversary of the first commercial sale of the product. As of June 30, 2016, the product has not achieved regulatory approval.

In November 2012, the Company entered into an agreement with EGI whereby the Company sold all of the assets related to the compound clemizole, including any related intellectual property. EGI will pay to the Company a high single digit royalty on future aggregate annual net sales, subject to certain reductions and exceptions. EGI’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of either expiration of the last to expire patent sold to EGI under the agreement or the earliest of the tenth anniversary of the first commercial sale of the product. As of June 30, 2016, the product has not achieved regulatory approval.

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

The fair value of the time-vested options is recognized as non-employee share-based compensation expense as the awards vest over time, with the unvested portion revalued each period. The fair value of the milestone-vested options will be recognized as research and development expense when it is probable that the earliest milestone will be achieved at their then fair value. For the three months ended June 30, 2016, $31,516 and $0 of non-employee compensation expense related to the time-vested and milestone-vested options, respectively, were recognized. For the six months ended June 30, 2016, $228,412 and $0 of non-employee compensation expense related to the time-vested and milestone-vested options, respectively, were recognized.

The Company is also obligated to pay milestone payments in aggregate up to $1.0 million to each Seller. Additionally, the Company is obligated to pay each Seller royalties of low single digits based on aggregate annual net sales, subject to certain reductions and exceptions. The Company’s obligation to pay royalties expires on the expiration of the last to expire patent assigned to the Company under the agreement. Additionally, the Company has assumed the license agreement the Sellers had previously entered into with the Board of Trustees of the Leland Stanford Junior University (“Stanford”). After the Merger, Stanford became a holder of common stock shares of the Company. The Company is obligated to pay a royalty to Stanford in the low single digits on annual net sales after the first commercial sale. As of June 30, 2016, the Company had not reached any of the milestone events.

Eiccose Purchase Agreement and Related Stanford and Nippon License Agreements

In October 2015, the Company entered into an asset purchase agreement with Eiccose, LLC., or Eiccose, whereby Eiccose sold all of the assets related to the treatment of pulmonary arterial hypertension, or PAH, treatment of lymphedema and products containing ubenimex for the treatment of disorders involving LTB4, and any related intellectual property to the Company (the “Eiccose APA”). David Cory, the President, Chief Executive Officer and a director of the Company, is a managing member and significant equity interest holder of Eiccose. The Company made a payment to Eiccose of $120,000 representing reimbursement of certain previously incurred expenses, including payments and accrued amounts owed to Stanford in connection with the license agreement for the treatment of Lymphedema (the “Lymphedema License Agreement”) and the license agreement for the treatment of PAH (the “PAH License Agreement”). The Eiccose APA also provided that, upon a next round of financing pursuant to which the Company sells shares of capital stock resulting in gross proceeds to the Company of at least $25.0 million, the Company would issue to Eiccose fully vested shares of the Company’s common stock equal to 1.75% of the total number of the Company’s outstanding capital stock. In October 2015, the Company recorded $1.5 million in research and development expenses and a corresponding liability representing the fair value of the Company’s obligation to issue common stock to Eiccose.

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

The Company is also obligated to pay to Eiccose an aggregate of $10.0 million of commercial milestones in connection with future sales of the product and royalties in the low single digits based on aggregate annual net sales following the first commercial sale of any product. As of June 30, 2016, the product has not reached any development milestones nor achieved regulatory approval.

In addition, as a result of this agreement, the Company has assumed the license agreements Eiccose had previously entered into. These include the PAH License Agreement, the Lymphedema License Agreement for the treatment of lymphedema and the license agreement with Nippon Kayaku Co., Ltd, (“Nippon”). As part of the agreement, Nippon is obligated to make a payment for royalties in the low single digits of sales to the Company. After the Merger, Stanford became a holder of common stock shares of the Company. In connection with the PAH License Agreement and the Lymphedema License Agreement, the Company is obligated to make milestone payments in aggregate of $500,000 for each contract, increasing annual license maintenance fees ranging from $10,000 to $75,000 over the term of each license agreement and royalty payments in low single digits on annual net sales after the first commercial sale of a product under each license. For the three and six months ended June 30, 2016, no amounts have been recorded to research and development expense in connection with the Eiccose APA.

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

Upon the closing of the private placement on March 22, 2016, immediately prior to the closing of the Merger, the outstanding balance of the Notes totaling $6.0 million was converted into 350,040 shares of the Company’s common stock and the accrued interest of $122,000 was paid in cash. The warrants were exercised for 61,254 shares of the Company’s common stock. During the three and six months ended June 30, 2016, the Company recognized a loss related to the change in fair value of the warrants of $0 and $165,000, respectively. The warrant liability was reclassified to common stock and additional paid-in capital within stockholders’ equity, upon the exercise of the warrants and issuance of shares on March 22, 2016.

For the three and six months ended June 30, 2016, the Company recognized $0 and $685,000, respectively, related to the accrued interest and amortization of the debt discount within interest expense on the Company’s condensed consolidated statements of operations and comprehensive loss. The discount was fully amortized upon the conversion of the Notes.

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

Warrants

The Company issued warrants to purchase equity securities of the Company in connection with the issuance of convertible promissory notes (see Note 7). As of December 31, 2015 the Company accounted for these warrants as a liability at fair value as the number of shares were not fixed and determinable at the issuance date. The Company adjusted the liability for changes in fair value until the exercise of the warrant in March, 2016, when the number of shares to be exercised became fixed, and the warrants were automatically exercised into common stock. The warrant liability was immediately reclassified to common stock and additional paid in capital within stockholders’ deficit. The change in fair value of the warrant liability was recognized as a component of other expense, net in the condensed consolidated statements of operations and comprehensive loss.

The Company assumed from Celladon fully exercisable warrants outstanding for the purchase of 10,180 shares of common stock. The warrants have an exercise price of $84.15 and expire in October 2018.

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

Because the Company is considered to be the acquirer for accounting purposes, the pre-Merger vested stock options granted by Celladon are deemed to have been exchanged for equity awards of the Company and, as such, the portion of the acquisition date fair value of these equity awards attributable to pre-Merger service to Celladon were accounted for as a component of the consideration transferred, which was not material to the unaudited condensed consolidated financial statements.

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

The following table summarizes stock option activity under the Company’s stock based compensation plan during the six months ended June 30, 2016 (in thousands, except share data):

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	254,058	$1.94		$3,369
Options assumed in the merger	37,276	$177.57
Granted	48,544	$17.25
Exercised	(7,034)	$5.93
Canceled	(22,775)	$217.32
Outstanding as of June 30, 2016	310,069	$9.55	9.00	$4,574
Vested and expected to vest as of June 30, 2016	297,880	$9.76	8.99	$4,384
Vested and exercisable as of June 30, 2016	66,229	$29.09	8.25	$775

Stock Options Granted to Employees

There were no stock options granted to employees during the three and six months ended June 30, 2016 and 2015.

Stock Options Granted to Non-Employees

The Company grants stock options to non-employees in exchange for services rendered. During the three and six months ended June 30, 2016, the Company granted to non-employees stock options for 0 and 48,544 shares, respectively. There were no stock options granted to non-employees during the three and six months ended June 30, 2015. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned and will fluctuate as the estimated fair value of the common stock fluctuates until the awards vest. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Contractual term (in years)	7.25-9.92	8.25-8.42	7.25-10.0	8.25-8.67
Volatility	89.4%-95.8%	88.5%-88.8%	89.4%-95.8%	88.1%-88.8%
Risk free interest rate	1.4%-1.9%	1.8%-2.2%	1.4%-2.0%	1.7%-2.2%
Dividend yield	—	—	—	—

Stock-Based Compensation Expense

Total stock-based compensation expense recognized for options granted to employees and non-employees was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$69	$3	$303	$4
General and administrative	105	44	209	46
Total	$174	$47	$512	$50

As of June 30, 2016, the total unrecognized compensation expense related to unvested employee options, net of estimated forfeitures, was $1.7 million, which the Company expects to recognize over an estimated weighted average period of 3.1 years.

10.	Legal Matters

In July 2015, three putative securities class action complaints (captioned Fialkov v. Celladon Corporation, Case No. 15-cv-1458-AJB-DHB, Lorusso v. Celladon Corporation, Case No. 15-cv-1501-L-JLB and Jacobs v. Celladon Corporation, Case No. 15-cv-1529-AJB-MDD) were filed in the U.S. District Court for the Southern District of California against Celladon and certain of Celladon’s current and former officers. The complaints generally allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, by making materially false and misleading statements regarding the clinical trial program for MYDICAR, thereby artificially inflating the price of Celladon’s common stock. The complaints seek unspecified monetary damages and other relief, including attorneys’ fees. On September 1, 2015, six stockholders (or groups of stockholders) filed motions to consolidate the three putative securities class actions and to appoint lead plaintiffs (the “Motions to Consolidate”). A hearing on the Motions to Consolidate was held on December 3, 2015. On December 9, 2015, the Court consolidated the three putative securities class actions and appointed a lead plaintiff to represent the putative class. The lead plaintiff filed a consolidated amended complaint on February 29, 2016. On April 29, 2016, the defendants, including Eiger, filed a motion to dismiss the consolidated amendment complaint. On June 28, 2016, lead plaintiff filed his opposition to the motion to dismiss the consolidated amended complaint. On July 28, 2016, the defendants filed their reply in support of the motion to dismiss. The Company believes that it has meritorious defenses and intends to defend these lawsuits vigorously. Due to the early stage of these proceedings, the Company is not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

11.Income taxes

Our tax expense for the three and six months ended June 30, 2016 was zero due to our loss position and full valuation allowance.  This is consistent with our zero tax expense for the three and six months ended June 30, 2015.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of Eiger’s financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, Celladon’s consolidated financial statements and related notes thereto for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and Eiger’s consolidated financial statements and related notes thereto for the year ended December 31, 2015, and pro forma financial statements included in our Form 8-K/A and Form 8-K/A Amendment No.2 filed with the SEC on May 13, 2016 and June 17,2016, respectively. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this report.

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

Overview

We are a clinical stage biopharmaceutical company focused on bringing to market novel product candidates for the treatment of orphan diseases. Since our founding in 2008, we have collaborated with investigators at Stanford University and in parallel evaluated a number of potential development candidates from pharmaceutical companies to ultimately build a pipeline of well characterized  product candidates against novel orphan disease targets. Our resulting pipeline includes four Phase 2 candidates addressing four distinct orphan diseases. The programs have several aspects in common: the disease targets represent conditions of high medical need which are inadequately treated by current standard of care; the therapeutic approaches are supported by an understanding of disease biology and mechanism as elucidated by our academic research relationships; prior clinical experience with the product candidates guides an understanding of safety; and the development paths leverage the experience and capabilities of our experienced, commercially focused management team. The pipeline includes SarasarTM (lonafarnib) for hepatitis delta virus, or HDV, PEG-interferon Lambda-1a (Lambda) for HDV, exendin (9-39) for post bariatric hypoglycemia (PBH) and Bestatin™ (ubenimex) for pulmonary arterial hypertension (PAH) and lymphedema. We plan to deliver Phase 2 data on all five programs over the course of the next one to three years beginning in the second half of 2016.

We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $22.9 million and $3.4 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $52.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Merger with Celladon

On March 22, 2016, we completed the reverse merger (the “Merger”) between pre-merger Eiger (“Private Eiger”) and Celladon in accordance with the terms of the Agreement and Plan of Merger, dated as of November 18, 2015, by and among Private Eiger, Celladon and Celladon Merger Sub, Inc. Also on March 22, 2016, in connection with, and prior to the completion of, the Merger, we effected a fifteen for one reverse stock split of our common stock (the “Reverse Stock Split”) and changed our name to “Eiger BioPharmaceuticals, Inc.”

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

Financial Operations Overview

Research and Development Expenses

Research and development expenses represent costs we incurred to conduct research and development, such as the development of our product candidates. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

•	expenses incurred under agreements with consultants and clinical trial sites that conduct research and development activities on our behalf;
•	laboratory and vendor expenses related to the execution of clinical trials;
•	contract manufacturing expenses, primarily for the production of clinical supplies;
•	license fees associated with our license agreements; and
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

The largest component of our operating expenses has historically been the investment in research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Product candidates:
Ubenimex	$1,604	$—	$4,733	$—
Lonafarnib	2,018	183	2,751	339
Lambda	5,430	—	5,455	—
Other clinical programs and research related costs	700	—	815	—
Internal research and development costs	968	1,825	1,811	2,044
Total research and development expense	$10,720	$2,008	$15,565	$2,383

We expect research and development expenses will increase in the future as we advance our product candidates into and through later stage clinical trials and pursue regulatory approvals, which will require a significant investment in regulatory support and contract manufacturing and inventory build-up related costs. In addition, we continue to evaluate opportunities to acquire or in-license other product candidates and technologies, which may result in higher research and development expenses due to license fee and/or milestone payments.

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation expense and other supplies. During the three and six months ended June 30, 2016, we incurred incremental expenses as a result of the Merger and incremental expenses as a result of becoming a public company following completion of the Merger, including expenses related to compliance with the rules and regulations of the SEC and NASDAQ, additional insurance, investor relations and other administrative expenses and professional services.

Interest Expense

Interest expense consists of interest and amortization of the debt discount related to the convertible promissory notes outstanding and then converted into common stock in March 2016.

Other expense, net

Other expense, net consists of the change in fair value of the obligation to issue common stock to Eiccose and the change in fair value of warrant liability.

The change in fair value of the obligation to issue common stock to Eiccose was related to our obligation to issue shares to Eiccose upon the closing of the next round of financing that resulted in at least $25.0 million in gross proceeds to us. Upon the closing of the private placement on March 22, 2016, we issued to Eiccose 96,300 fully vested shares of our common stock in settlement of this obligation. In connection with this transaction we remeasured the fair value of the obligation to issue common stock at the settlement date and the change in fair value of $204,000 was recognized within other expense, net during the six months ended June 30, 2016. Upon the settlement of the obligation with the issuance of shares on March 22, 2016, the liability was reclassified to common stock and additional paid-in capital within stockholders’ equity.

In connection with our issuance of convertible promissory notes in November 2015, we issued warrants to the noteholders to purchase shares of our common stock at an exercise price of $0.01 per share. The number of shares into which the warrants could be exercised was equal to the warrant coverage amount divided by the per share price of the equity securities sold in a qualified financing and thus was accounted for as a liability. Upon the closing of the private placement on March 22, 2016, the number of shares of common stock under the warrants was fixed and the fair value remeasured at that date, then the warrants were automatically exercised for cash into common stock. During the six months ended June 30, 2016, we recognized a loss related to the change in fair value of the warrant liability of $165,000. The warrant liability was reclassified to common stock and additional paid-in capital within stockholders’ equity, upon the exercise of the warrants and issuance of shares on March 22, 2016.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Accrued Research and Development Expenses

We record accrued expenses for estimated costs of research and development activities conducted by external service providers, which include the conduct of clinical research and contract formulation and manufacturing activities. We record the estimated costs of development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in accrued liabilities in the unaudited condensed consolidated balance sheet and within development expense in the unaudited condensed consolidated statement of operations and comprehensive loss. These costs are a significant component our research and development expenses. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these external service providers.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

	Three Months Ended
	June 30,		Increase/	%
	2016	2015	(Decrease)	Change
Research and development	10,720	2,008	8,712	434%
General and administrative	2,477	577	1,900	329%
Other expense, net	4	—	4	*
Net loss	13,201	2,585	10,616	411%

* - Change is not meaningful

Research and development

Research and development expenses increased by $8.7 million to $10.7 million for the three months ended June 30, 2016 from $2.0 million for the same period in 2015. The increase was primarily due to a $5.2 million expense related to upfront payments under our License Agreement with Bristol Myers Squibb Company (the “BMS License Agreement”), a $2.3 million increase in clinical expenditures due to increased program activity, a $0.6 million increase in consulting fees related to increased program activity and a $0.4 million increase in compensation and personnel related expenses due to increase in headcount.

General and administrative

General and administrative expenses increased by $1.9 million to $2.5 million for the three months ended June 30, 2016 from $0.6 million for the same period in 2015. The increase was primarily due to a $0.6 million increase in consulting, advisory and accounting services incurred related to being a public company, a $0.7 million increase in legal fees for the same reason and a $0.4 million increase in compensation and personnel related expenses due to increase in headcount.

Comparison of the Six Months Ended June 30, 2016 and 2015

	Six Months Ended
	June 30,		Increase/	%
	2016	2015	(Decrease)	Change
Research and development	$15,565	$2,383	$13,182	553%
General and administrative	6,310	1,006	5,304	527%
Interest expense, net	685	—	685	100%
Other expense, net	389	—	389	100%
Net loss	22,949	3,389	19,560	577%

Research and development

Research and development expenses increased by $13.2 million to $15.6 million for the six months ended June 30, 2016 from $2.4 million for the same period in 2015. The increase was primarily due to a $5.2 million expense related to upfront payments under the BMS License Agreement, a $5.7 million increase in clinical expenditures due to increased program activity, a $1.0 million increase in consulting fees related to increased program activity and a $1.0 million increase in compensation and personnel related expenses due to increase in headcount.

General and administrative

General and administrative expenses increased by $5.3 million to $6.3 million for the six months ended June 30, 2016 from $1.0 million for the same period in 2015. The increase was primarily due to a $3.0 million increase in consulting, advisory and accounting services incurred in connection with the Merger with Celladon and being a public company, a $1.1 million increase in legal fees for the same reason and a $0.8 million increase in compensation and personnel related expenses due to increase in headcount.

Interest expense, net

Interest expense of $0.7 million for the six months ended June 30, 2016 consists of interest and amortization of the debt discount related to the convertible promissory notes outstanding prior to their conversion into common stock in March 2016. We did not have any debt obligations during the six months ended June 30, 2015.

Other expenses, net

Other expense, net of $0.4 million for the six months ended June 30, 2016 consists of the change in fair value of the obligation to issue common stock to Eiccose and the change in fair value of warrant liability. We did not have any such items outstanding during the six months ended June 30, 2015.

Liquidity and Capital Resources

Sources of Liquidity

On March 22, 2016, we completed the Merger with Celladon, which provided $28.0 million in cash, and issued common stock in a private placement, which provided $32.1 million in cash, net of issuance costs. Prior to that time, our operations had been financed primarily by net proceeds from the sale of convertible preferred stock and the issuance of convertible promissory notes. As of June 30, 2016, we had $45.4 million of cash and cash equivalents and an accumulated deficit of $52.2 million.

In June 2016, we filed a registration statement on Form S-3 with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $125.0 million of our common stock, preferred stock, debt securities and warrants.  Up to a maximum of $25.0 million of the maximum aggregate offering price of $125.0 million may be issued and sold pursuant to an At-The-Market (ATM) financing facility under a sales agreement with Cantor Fitzgerald &Co.  During the three and six months ended June 30, 2016, we did not sell any shares of our common stock pursuant to the ATM program.

Our primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in outstanding accounts payable and accrued expenses.

Future Funding Requirements

We have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercialize any of our product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development and manufacturing activities, particularly as we continue the research, development, manufacture and clinical trials of, and seek regulatory approval for, our product candidates.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2016	2015
Net cash used in operating activities	$(19,531)	$(3,171)
Net cash provided by (used in) investing activities	27,998	(23)
Net cash provided by financing activities	32,154	7,201
Net increase in cash and cash equivalents	40,621	4,007

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2016 was $19.5 million, primarily consisting of a net loss of $22.9 million, offset by a $3.2 million related to a non-cash issuance of common stock to Bristol-Meyers Squibb in connection with a license agreement.

Cash used in operating activities for the six months ended June 30, 2015 was $3.2 million, primarily consisting of a net loss of $3.4 million, offset by a $0.3 million increase in accounts payable.

Cash flows from investing activities

Cash provided by investing activities for the six months ended June 30, 2016 primarily resulted from the $28.0 million of proceeds received upon the consummation of the Merger.

Cash used in investing activities for the six months ended June 30, 2015 was used to purchase property and equipment.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2016 primarily consisted of $32.2 million of proceeds from the issuance of common stock in the private placement, net of issuance costs.

Cash provided by financing activities for the six months ended June 30, 2015 consisted of $7.2 million of proceeds from the issuance of convertible preferred stock, net of issuance costs.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations at June 30, 2016 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-2 years
Operating lease obligations	$343	$257	$86

At June 30, 2016, operating lease obligations consisted of future rent payments under two Palo Alto facility lease contracts.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC and do not have any holdings in variable interest entities.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2016, we had market risk exposure related to our cash and cash equivalents. We had cash of $45.4 million, which consisted of bank deposits. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.

Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents. We place our cash and cash equivalents with high credit quality financial institutions and pursuant to our investment policy, we limit the amount of credit exposure with any one financial institution. Deposits held with banks may exceed the amount of insurance provided on such deposits. We have not experienced any losses on our deposits of cash and cash equivalents.

We also have an ongoing agreement for the manufacturing of one of our product candidates denominated in yen. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the six month period ended June 30, 2016. A hypothetical 10% change in the yen-to-dollar exchange rate on June 30, 2016 would not have had a material effect on our results of operations or financial condition.

Additionally, inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness described below.

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

See Note 10 of the Notes to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q for a further discussion of our legal proceedings.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, and in our other public filings. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors below that reflect significant changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Risks Related to our Financial Condition, Integration and Capital Requirements

We have incurred losses since our inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the six months ended June 30, 2016 and 2015, we reported a net loss of $22.9 million and $3.4 million, respectively. As of June 30, 2016, we had an accumulated deficit of approximately $52.2 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

We recently completed the Merger with Celladon and the failure to successfully integrate could adversely affect our future results.*

Our success will depend, in significant part, on our ability to integrate successfully and to manage successfully the challenges presented by the integration process in the Merger with Celladon that was completed in March 2016. Potential difficulties that may be encountered in the integration process include the following:

•	using our cash and assets efficiently to develop our business;
•	appropriately managing our liabilities;
•	potential unknown or currently unquantifiable liabilities associated with the Merger and our operations;
•	difficulties in operating with a new management team as a public company; and
•	performance shortfalls as a result of the diversion of the management’s attention caused by integrating the Company’s operation as a public company following the merger with Celladon.

Risks Related to the Development of our Product Candidates

We are heavily dependent on the success of our product candidates, which are in the early stages of clinical development. Certain of our product candidates have produced results in academic settings to date or for other indications than those that we contemplate and we cannot give any assurance that we will generate data for any of our product candidates sufficient to receive regulatory approval in our planned indications, which will be required before they can be commercialized.*

To date, we have invested substantially all of our efforts and financial resources to identify, acquire, and develop our portfolio of product candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more of these product candidates. We currently generate no revenue from sales of any drugs, and we may never be able to develop or commercialize a product candidate.

We currently have four product candidates in or ready for seven Phase 1/2 or Phase 2 clinical studies. One of our product candidates, exendin (9-39), has only generated data in an academic setting and we may not be able to replicate or develop additional data to satisfy regulatory requirements for approval. For ubenimex, data to date has been developed for use in indications other than those that we have rights to or in which we plan to develop the product candidate. For pegylated interferon lambda, we are in the process of completing the technology transfer from Bristol-Myers Squibb Company, or BMS, in order to initiate development of this product candidate. There can be no assurance that the data that we develop for our product candidates in our planned indications will be sufficient to obtain regulatory approval.

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

In addition, while our lonafarnib product candidate has been studied in thousands of oncology patients and the most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), fatigue and rash, treatment discontinuation across the lonafarnib clinical studies conducted in oncology has been in the range of approximately 19-52% and we may experience comparable or higher rates of discontinuation in testing in our anti-viral, hepatitis D virus studies. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies by other licensees of lonafarnib for other indications or our own clinical trials. Merck, our licensor, has granted rights to develop lonafarnib in progeria, a rare, fatal rapid aging disease, to The Progeria Research Foundation, which studies may result in side effects in indications other than our use of lonafarnib for hepatitis D. Additionally, while we have a license to another farnesyltranferase inhibitor compound, tipifarnib, from Janssen Pharmaceutica, N.V., or Janssen, Janssen has granted rights to tipifarnib to Kura Oncology, Inc., or Kura, in oncology (as tipifarnib) and negative results or undesirable side effects from Kura’s clinical trials for a compound with a similar mechanism of action may negatively impact the perception of lonafarnib for anti-viral indications. Merck may also grant rights to other anti-viral or potentially other indications to other third parties. Undesirable side effects and negative results for other indications may negatively impact the development and potential for approval of our product candidates for our proposed indications.

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

We rely on third parties to conduct our clinical studies, manufacture our product candidates and perform other services. If these third parties do not successfully perform and comply with regulatory requirements, we may not be able to successfully complete clinical development, obtain regulatory approval or commercialize our product candidates and our business could be substantially harmed.*

We have relied upon and plan to continue to rely upon third-party CROs to conduct, monitor and manage our ongoing clinical programs. We rely on these parties for execution of clinical studies and manage and control only certain aspects of their activities. We remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply all applicable laws, regulations and guidelines, including those required by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of our CROs or vendors fail to comply with applicable laws, regulations and guidelines, the results generated in our clinical studies may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies before approving our marketing applications. We cannot assure you that our CROs and other vendors will meet these requirements, or that upon inspection by any regulatory authority, such regulatory authority will determine that efforts, including any of our clinical studies, comply with applicable requirements. Our failure to comply with these laws, regulations and guidelines may require us to repeat clinical studies, which would be costly and delay the regulatory approval process.

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

If the market opportunities for our product candidates are smaller than we believe they are, we may not meet our revenue expectations and, even assuming approval of a product candidate, our business may suffer. Because the patient populations in the market for our product candidates may be small, we must be able to successfully identify patients and acquire a significant market share to achieve profitability and growth.*

We focus our product development principally on treatments for orphan diseases. Given the small number of patients who have the diseases that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidate. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. For example, for lonafarnib and lambda, HDV is associated with hepatitis B virus infection, which is a pre-requisite for the replication of HDV. Although we believe that the data are supportive of the increased severity of hepatitis in the presence of hepatitis D and hepatitis B virus co-infection compared to hepatitis B alone, there can be no assurance that our clinical trials will successfully address this condition. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.*

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies that may compete with our product candidates. For example, we have competitors both in the United States and internationally, including multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include Gilead, Merck, Roche, Replicor, Novartis, Xoma, Reata and Arena as well as other smaller companies or biotechnology startups and large multinational pharmaceutical companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring, or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization, and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

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

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of July 31, 2016, we had 14 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

•

the federal physician sunshine requirements under the Health Care Reform Laws requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payors, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use or misuse of our product candidates harm patients, or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.

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

We are currently conducting and will continue to conduct clinical trials in foreign countries, which could expose us to risks that could have a material adverse effect on the success of our business and the delivery of clinical trial data.*

We currently conduct clinical trials in the United States, Ankara, Turkey, Hannover, Germany, Karachi, Pakistan, and Auckland, New Zealand, accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. Emerging regions, such as Eastern Europe, Latin America, Asia, and Africa, as well as more developed markets, such as the United Kingdom, France, Germany, and Australia, provide clinical study opportunities for us. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, Turkey is a key region for clinical activity relating to Hepatitis Delta, and further outbreaks of violence and political instability in the region could disrupt our clinical operations. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our financial results.

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

Risks Related to Celladon’s Historical Business Operations

We are the subject of securities class action lawsuits that were filed against Celladon in 2015, and additional securities litigation may be brought against us in the future.*

In July 2015, following Celladon’s announcements of the negative CUPID 2 data and the suspension of further research and development activities and the subsequent declines of the price of its common stock, three putative class actions were filed in the U.S. District Court for the Southern District of California against Celladon and certain of its current and former officers. The complaints generally allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, by making materially false and misleading statements regarding the clinical trial program for MYDICAR, thereby artificially inflating the price of Celladon’s common stock. The complaints seek unspecified monetary damages and other relief, including attorneys’ fees. On September 1, 2015, six stockholders (or groups of stockholders) filed motions to consolidate the three putative securities class actions and to appoint lead plaintiffs (the “Motions to Consolidate”). A hearing on the Motions to Consolidate was held on December 3, 2015. On December 9, 2015, the Court consolidated the three putative securities class actions and appointed a lead plaintiff to represent the putative class. The lead plaintiff filed a consolidated amended complaint on February 29, 2016. On April 29, 2016, the defendants, including Eiger, filed a motion to dismiss the consolidated amendment complaint. On June 28, 2016, lead plaintiff filed his opposition to the motion to dismiss the consolidated amended complaint. On July 28, 2016, the defendants filed their reply in support of the motion to dismiss. It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our former officers and directors as defendants. We believe that we have meritorious defenses and intend to defend these lawsuits vigorously. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims. While we and Celladon’s former directors’ and officers’ have a separate liability insurance policy dedicated to any claims that may arise from pre-merger events, there is no assurance that the coverage will be sufficient. In addition, any such litigation could result in substantial costs and a diversion of our management’s attention and resources, which could harm our business.

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

The market price of our common stock has been and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	results or delays in preclinical studies or clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	unanticipated serious safety concerns related to the use of any of our product candidates;
•	reports of adverse events in other gene therapy products or clinical trials of such products;
•	inability to obtain additional funding;
•	any delay in filing an IND or NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;
•	our ability to obtain regulatory approvals for lonafarnib or other product candidates, and delays or failures to obtain such approvals;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	failure to obtain orphan drug designation;
•	failure to maintain our existing third party license and supply agreements;
•	failure by our licensors to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our product candidates;
•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services, or technologies by our competitors;
•	failure to meet or exceed financial and development projections we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinions regarding our business and stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

•	adverse publicity relating to the hepatitis market generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with potential products of ours;
•	changes in the structure of health care payment systems; and
•	period-to-period fluctuations in our financial results.

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

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.*

We have incurred and will continue to incur significant legal, accounting and other expenses associated with public company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and The NASDAQ Stock Market LLC. These rules and regulations impose significant legal and financial compliance costs and make some activities more time-consuming and costly. For example, our management team consists of certain executive officers who have not previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. In addition, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers, which may adversely affect investor confidence and could cause our business or stock price to suffer.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.

Provisions in our certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders and the ability of the board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits stockholders owning in excess of 15% of our voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

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

If existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. Certain of our existing stockholders, including Vivo Ventures Fund VI, L.P. and Interwest Partners X, L.P., and their respective affiliated entities, own substantial ownership interest in our common stock and any decision to sell a significant number of shares may negatively impact the price of our common stock.

The ownership of our common stock is highly concentrated, and it may prevent stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and 5% stockholders and their affiliates beneficially own or control approximately 57% of the outstanding shares of our common stock. Accordingly, these executive officers, directors, 5% stockholders and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

On April 20, 2016, in connection with the License Agreement between us and Bristol-Myers Squibb Company (“BMS”), dated April 20, 2016, and the  pursuant to Common Stock Purchase Agreement between us and BMS, we issued 157,587 shares of common stock to BMS in consideration for an exclusive, worldwide license to research, develop, manufacture, and sell products containing the proprietary BMS molecule known as PEG-interferon Lambda-1a for all therapeutic and diagnostic uses in humans and animals.

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

Eiger BioPharmaceuticals, Inc.

Date: August 10, 2016	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: August 10, 2016	By:	/s/ James Welch
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

10.1

Controlled Equity Offeringsm Sales Agreement, dated June 17, 2016, by and between Eiger BioPharmaceuticals, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3, as amended (File No. 333-212114) filed with the SEC on June 17, 2016).

10.2

Common Stock Purchase Agreement, dated as of April 20, 2016, by and between the Registrant and Bristol-Myers Squibb Company. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-3, as amended (File No. 333-212114) filed with the SEC on June 17, 2016).

10.3*

License Agreement, dated April 20, 2016, by and between Eiger BioPharmaceuticals, Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3/A (File No. 333-212114), filed with the SEC on August 2, 2016).

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

*

The Securities and Exchange Commission granted confidential treatment on August 2, 2016 with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+

This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.