Form 10-Q
period 2016-09-30
Eiger BioPharmaceuticals, Inc.
filed 2016-11-08
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 3, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 8,356,659.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,294	$4,778
Prepaid expenses and other current assets	912	717
Total current assets	57,206	5,495
Property and equipment, net	79	41
Other assets	142	46
Total assets	$57,427	$5,582
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,075	$1,940
Accrued liabilities	1,272	1,006
Convertible promissory note	—	5,444
Total current liabilities	5,347	8,390
Warrant liability	—	885
Obligation to issue common stock	—	1,457
Other long term liabilities	15	2
Total liabilities	5,362	10,734
Stockholders’ equity (deficit):
Convertible preferred stock	—	22,567
Common stock	8	—
Additional paid-in capital	115,647	1,552
Accumulated deficit	(63,590)	(29,271)
Total stockholders’ equity (deficit)	52,065	(5,152)
Total liabilities and stockholders’ equity (deficit)	$57,427	$5,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except shares and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$8,072	$2,110	$23,637	$4,493
General and administrative	3,264	762	9,574	1,768
Total operating expenses	11,336	2,872	33,211	6,261
Loss from operations	(11,336)	(2,872)	(33,211)	(6,261)
Other expense, net:
Interest expense	—	—	(685)	—
Other expense, net	(34)	—	(423)	—
Net loss and comprehensive loss	$(11,370)	$(2,872)	$(34,319)	$(6,261)
Net loss per common share, basic and diluted	$(1.49)	$(14.70)	$(6.58)	$(32.22)
Weighted-average common shares outstanding, basic and diluted	7,622,963	195,323	5,218,099	194,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except shares)

	Stockholders' Equity (Deficit)
	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2015	2,609,102	$22,567	273,993	$—	$1,552	$(29,271)	$(5,152)
Issuance of common stock upon private placement, net of $1.3 million of issuance cost	—	—	1,954,390	2	32,106	—	32,108
Issuance of common stock upon conversion of convertible promissory note	—	—	350,040	—	6,129	—	6,129
Issuance of common stock upon exercise of warrants	—	—	61,254	—	1,057	—	1,057
Issuance of common stock to Eiccose upon private placement	—	—	96,300	—	1,661	—	1,661
Conversion of preferred stock into common stock	(2,609,102)	(22,567)	2,609,102	3	22,564	—	—
Issuance of common stock upon reverse merger	—	—	1,596,959	2	27,388	—	27,390
Issuance of common stock upon execution of license agreement	—	—	157,587	—	3,172	—	3,172
Issuance of common stock upon public offering, net of $1.8 million of issuance costs			1,250,000	1	18,228	—	18,229
Issuance of common stock upon exercise of options	—	—	7,034	—	39	—	39
Stock-based compensation expense	—	—	—	—	1,751	—	1,751
Net loss	—	—	—	—	—	(34,319)	(34,319)
Balance as of September 30, 2016	—	$—	8,356,659	$8	$115,647	$(63,590)	$52,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net loss	$(34,319)	$(6,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15	8
Non-cash interest expense	685	—
Stock-based compensation	1,751	72
Issuance of common stock in connection with a license agreement	3,172	213
Change in fair value of obligation to issue shares to Eiccose	204	—
Change in fair value of warrant liability	165	—
Change in assets and liabilities:
Prepaid expenses and other current assets	(5)	(301)
Other non-current assets	(88)	(21)
Accounts payable	2,135	375
Accrued and other liabilities	(547)	100
Net cash used in operating activities	(26,832)	(5,815)
Investing activities
Cash received from merger transaction	28,018	—
Purchase of property and equipment	(53)	(27)
Net cash provided by (used in) investing activities	27,965	(27)
Financing activities
Proceeds from issuance of common stock upon private placement, net of issuance cost	32,108	—
Proceeds from issuance of common stock upon public offering, net of issuance cost	18,229	—
Proceeds from issuance of common stock upon options exercises	39	—
Proceeds from issuance of common stock upon warrants exercises	7	—
Proceeds from issuance of preferred stock, net of issuance costs	—	7,201
Net cash provided by financing activities	50,383	7,201
Net increase in cash and cash equivalents	51,516	1,359
Cash and cash equivalents at beginning of period	4,778	777
Cash and cash equivalents at end of period	$56,294	$2,136
Supplemental disclosure of cash flow information
Non-cash activities:
Conversion of warrant liability to common stock upon private placement	$1,050	$—
Issuance of common stock in connection with a license agreement	$3,172	$213
Issuance of common stock to Eiccose upon private placement	$1,661	$—
Non-cash net liabilities assumed in reverse merger	$671	$—
Conversion of convertible promissory note to common stock upon private placement	$6,129	$—
Conversion of preferred stock to common stock upon reverse merger	$22,567	$—

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

Liquidity

The Company had an accumulated deficit of $63.6 million as of September 30, 2016 and negative cash flows from operating activities and expects to continue to incur losses for the next several years. On March 22, 2016, the Company completed the Merger which provided $28.0 million in net cash (see Note 4). In addition, prior to the closing of the Merger, the Company received approximately $33.5 million in cash from the issuance of common stock issued to third parties and existing stockholders (see Note 8). On August 23, 2016, the Company completed an underwritten public offering of 1,250,000 shares of its Common Stock at a price to the public of $16.00 per share, totaling $20.0 million gross proceeds, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $1.8 million. Management believes that the currently available resources will be sufficient to fund its operations for approximately the next 12 months. However, if the Company’s anticipated operating results are not achieved in future periods, management believes that planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations. The Company may consider to raise additional capital through the issuance of additional equity and potentially through borrowings.

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

Accrued Research and Development Costs

The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided, but not yet invoiced, and includes these costs in accrued liabilities in the unaudited condensed consolidated balance sheets and within research and development expense in the unaudited condensed consolidated statements of operations and comprehensive loss. These costs are a significant component of the Company’s research and development expenses. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. The Company makes significant judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities.

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

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Options to purchase common stock	1,124,044	260,184	1,124,044	260,184
Warrants to purchase common stock	10,180	—	10,180	—
Convertible preferred stock	—	2,609,102	—	2,609,102
Total	1,134,224	2,869,286	1,134,224	2,869,286

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, (“FASB”), issued Accounting Standards Update, (“ASU”), ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). ASU 2014-15 requires management to evaluate relevant conditions, events and certain management plans that are known or reasonably knowable that when, considered in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, for both annual and interim periods. ASU 2014-15 also requires certain disclosures around management’s plans and evaluation, as well as the plans, if any, that are intended to mitigate those conditions or events that will alleviate the substantial doubt. ASU 2014-15 is effective for fiscal years ending after December 15, 2016. The Company does not anticipate the adoption of ASU 2014-15 will have a material impact on its consolidated financial statements and related disclosures.

On February 25, 2016 the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheet.  The standard requires use of the modified retrospective transition method, with elective relief, which requires application of the guidance for all periods presented. The new standard will be effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the effect ASU 2016-02 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the accounting and reporting of income taxes, the determination of forfeiture rates, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016 and early adoption is permitted. The Company does not anticipate the adoption of ASU 2016-09 will have a material impact of its consolidated financial statements and related disclosures.

3.	Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). At September 30, 2016 and December 31, 2015 the carrying amount of cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities approximated their estimate fair value due to their relatively short maturities. Management believes the terms of the convertible promissory notes reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

Assets and liabilities recorded at fair value on a recurring basis in the unaudited condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

The Company did not have any financial instruments that were measured at fair value on a recurring basis as of September 30, 2016. The Company’s financial instruments as of December 31, 2015 included a warrant liability and an obligation to issue common stock in connection with the Eiccose asset purchase agreement, which were classified as Level 3. See Notes 6 and 7 for further discussion on the obligation to issue common stock and the warrant liability.

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

The following table provides a reconciliation of liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands) for the nine months ended September 30, 2016:

Nine Months Ended September 30, 2016
Balance, beginning of period	$2,342
Change in fair value of common stock warrants and obligation to issue common stock to Eiccose (1)	369
Settlement of warrant liability upon exercise of common stock warrants	(1,050)
Settlement of Eiccose obligation upon issuance of common stock	(1,661)
Balance, end of period	$—

(1)	Changes in fair value of the obligation to issue common stock are recorded in other expense, net on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

4.	Reverse Merger

On March 22, 2016, Eiger completed the Merger with Celladon as discussed in Note 1. For accounting purposes, Eiger is considered to be acquiring Celladon in the Merger. Eiger was determined to be the accounting acquirer based upon the terms of the Merger and other factors including; (i) Eiger security holders owned approximately 78% of the combined company immediately following the closing of the Merger, (ii) Eiger directors held all of the board seats in the combined company, and (iii) Eiger management held all key positions in the management of the combined company. The Merger was be accounted for as an asset acquisition rather than business combination because the assets acquired and liabilities assumed by Eiger did not meet the definition of a business as defined by U.S. GAAP. The net assets acquired in connection with this transaction were recorded at their estimated acquisition date fair values as of March 22, 2016, the date the Merger with Celladon was completed.

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

On March 22, 2016, Celladon had 1.6 million shares of common stock outstanding and a market capitalization of $27.5 million. The estimated fair value of the net assets of Celladon on March 22, 2016 was $27.3 million. The fair value of Celladon’s common stock on the Merger closing date was above the fair value of Celladon’s net assets. As Celladon’s net assets were predominantly comprised of cash offset by current liabilities, the fair value of Celladon’s net assets as of March 22, 2016 was considered to be the best indicator of the fair value and, therefore, the estimated purchase consideration.

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

Under the BMS License Agreement, BMS granted the Company an exclusive, worldwide, license to research, develop, manufacture, and sell products containing the proprietary BMS molecule known as PEG-interferon Lambda-1a (the “Licensed Product”) for all therapeutic and diagnostic uses in humans and animals. The Company is responsible for the development and commercialization of the Licensed Product at its sole cost and expense. The License Agreement requires the Company to make an upfront payment of $2.0 million in cash and issue $3.0 million in Company common stock and includes development and regulatory milestone payments totaling $61.0 million and commercial sales milestones of up to $128.0 million. The Company is obligated to pay BMS annual net sales royalties in the range of mid-single to mid-teens, depending on net sales levels. In addition, if the Company grants a sublicense, the Company is obligated to pay BMS a portion of the sublicensing income received.

The Company paid BMS an upfront payment of $2.0 million in April 2016, which was charged to research and development expense in the unaudited condensed consolidated statement of operations and comprehensive loss as there is no future alternative use for the intellectual property licensed.

The BMS Purchase Agreement provides for the issuance of 157,587 shares of common stock of the Company to BMS in consideration of the license granted to the Company under the BMS License Agreement. The BMS Purchase Agreement grants BMS certain registration rights with respect to the shares of common stock delivered, and BMS has agreed to certain trading and other restrictions with respect to the shares purchased. In April 2016, the Company issued 157,587 common shares to BMS for an aggregate fair value of $3.2 million, which was charged to research and development expense in the unaudited condensed consolidated statement of operations and comprehensive loss as there is no future alternative use for the intellectual property licensed.

Merck License Agreement

In September 2010, the Company entered into an exclusive license agreement with Schering Corporation, subsequently acquired by Merck & Co., Inc., or Merck, which provides the Company with the exclusive right to develop and commercialize Sarasar (lonafarnib). As consideration for such exclusive right, the Company issued 27,350 shares of Series A convertible preferred stock with a fair value of $500,000 when the agreement was executed in September 2010. In addition, the Company is obligated to pay Merck up to an aggregate of $27.0 million in development milestones and will be required to pay tiered royalties based on aggregate annual net sales of all licensed products ranging from mid-single to low double-digit royalties on net sales. The Company’s obligation to pay royalties to Merck expires on a country-by-country and product-by-product basis on the later of the expiration of the last to expire patent assigned to the Company under the agreement, which is estimated to be in December 2016; or on the tenth anniversary of the first commercial sale of the product. In May 2015, the first regulatory milestone was achieved and the Company paid the related milestone payment of $1.0 million to Merck. The amount has been recorded as a charge to research and development expense during the nine months ended September 30, 2015. No additional charges were recorded during the nine months ended September 30, 2016.

Janssen License Agreement

In December 2014, the Company entered into a license agreement with Janssen Pharmaceutica NV, (“Janssen”). In connection with this license agreement, the Company is obligated to make development milestone payments in aggregate of up to $38.0 million, sales milestone payments in aggregate up to $65.8 million and will be required to pay tiered royalties based on aggregate annual net sales of all licensed products ranging from mid-single to low double-digit royalties of net sales. As of September 30, 2016, the product has not reached any development milestones nor achieved regulatory approval.

6.	Asset Purchase Agreements and Related License Agreements

EGI Asset Purchase Agreement

In December 2010, the Company entered into an asset purchase agreement with Eiger Group International, Inc. (“EGI”). Dr. Jeffrey Glenn, a founder and director of the Company, is the sole owner of EGI. Pursuant to the agreement, the Company purchased all of the assets related to the use of farnesyl transferase inhibitors as anti-viral agents and methods to treat viral infections with those inhibitors and inhibitors of prenylation, prenyl cysteine methyltranferase and a protease that removes the XXX tripeptide from the CXXX polypeptide following prenylation including any related intellectual property to EGI. The Company paid EGI an upfront payment of $350,000 when the agreement was executed in December 2010. Additionally, the Company will pay a low single digit royalty of future aggregate annual net sales if the Company has not recouped the development costs of any drug product that incorporates clemizole. Once the costs have been recouped, the Company will pay a low single digit royalty of future aggregate annual net sales if there is no generic competition for the product and a low single digit royalty of future aggregate annual net sales if there is generic competition for the product. Within the first ten years after commercialization, the Company may make a one-time payment of $500,000 for each contract for the three types of product related to such intellectual property that would reduce the payment term for the three products to the tenth anniversary of the first commercial sale. The obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of either when the product is no longer sold in any country or the earliest of the tenth anniversary of the first commercial sale of the product. As of September 30, 2016, the product has not achieved regulatory approval.

In November 2012, the Company entered into an agreement with EGI whereby the Company sold all of the assets related to the compound clemizole, including any related intellectual property. EGI will pay to the Company a high single digit royalty on future aggregate annual net sales, subject to certain reductions and exceptions. EGI’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of either expiration of the last to expire patent sold to EGI under the agreement or the earliest of the tenth anniversary of the first commercial sale of the product. As of September 30, 2016, the product has not achieved regulatory approval.

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

On March 22, 2016, immediately following the closing of the Merger, the Company issued additional “top-up” options to Drs. Tracey McLaughlin and Colleen Craig to purchase an aggregate of 48,544 shares of common stock, pursuant to the terms of the Exendin APA, with an exercise price of $17.25 per share. The top-up options consist of both time-vested and milestone-vested options.

The fair value of the time-vested options is recognized as non-employee share-based compensation expense as the awards vest over time, with the unvested portion revalued each period. The fair value of the milestone-vested options will be recognized as research and development expense when it is probable that the earliest milestone will be achieved at their then fair value. During the three months ended September 30, 2016 and 2015, the Company recognized $26,000 and $1,000 of non-employee compensation expense related to the time-vested options, respectively. During the nine months ended September 30, 2016 and 2015, the Company recognized $254,000 and $1,000 of non-employee compensation expense related to the time-vested options, respectively. No expense was recognized for the milestone vested options during the three and nine months ended September 30, 2016 and 2015.

The Company is also obligated to pay development milestone payments in an aggregate amount of up to $1.0 million to each Seller. Additionally, the Company is obligated to pay each Seller royalties of low single digits based on aggregate annual net sales of all products developed based on exendin, subject to certain reductions and exceptions. The Company’s obligation to pay royalties expires on the expiration of the last to expire patent assigned to the Company under the agreement. Additionally, the Company has assumed the license agreement the Sellers had previously entered into with the Board of Trustees of the Leland Stanford Junior University (“Stanford”). Prior to the consummation of the Merger, Stanford was a holder of preferred stock of the Company, which converted into shares of common stock upon the consummation of the Merger. The Company is obligated to pay a royalty to Stanford in the low single digits on annual net sales after the first commercial sale of any products developed based on exendin. As of September 30, 2016, the Company had not reached any of the milestone events.

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

On March 22, 2016, the Company issued to Eiccose 96,300 fully vested shares of the Company’s common stock pursuant to the terms of the Eiccose APA. In connection with this transaction the Company remeasured the fair value of the obligation to issue common stock at the settlement date and the change in fair value of $204,000 was recognized within other income (expense), net in the unaudited condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2016. Upon the settlement of the obligation with the issuance of shares on March 22, 2016, the liability was reclassified to common stock and additional paid-in capital within stockholders’ equity.

The Company is also obligated to pay to Eiccose an aggregate of $10.0 million of commercial milestones in connection with future sales of the product and royalties in the low single digits based on aggregate annual net sales following the first commercial sale of any product. As of September 30, 2016, the product has not reached any development milestones nor achieved regulatory approval.

In addition, as a result of this agreement, the Company has assumed the license agreements Eiccose had previously entered into. These include the PAH License Agreement, the Lymphedema License Agreement for the treatment of lymphedema and the license agreement with Nippon Kayaku Co., Ltd, (“Nippon”). As part of the agreement, Nippon is obligated to make a payment for royalties in the low single digits of sales to the Company. In connection with the PAH License Agreement and the Lymphedema License Agreement, the Company is obligated to make milestone payments of up to $500,000 in the aggregate under each contract, increasing annual license maintenance fees ranging from $10,000 to $75,000 over the term of each license agreement and royalty payments in low single digits on annual net sales after the first commercial sale of a product under each license. For the three and nine months ended September 30, 2016, no amounts have been recorded to research and development expense in connection with the Eiccose APA.

7.	Convertible Promissory Note and Warrant Purchase Agreement

On November 12, 2015, the Company entered into a convertible note and warrant purchase agreement (the “Note and Warrant Purchase Agreement”) with three lenders under which the Company issued convertible promissory notes (the “Notes”) for an aggregate principal amount of $6.0 million and warrants exercisable for shares of the Company’s equity securities at a purchase price of $0.11 per share, on a post-Merger and post-Reverse Stock Split basis. The terms of the Notes included a provision whereby the Notes would be automatically converted into equity securities from a qualified financing with proceeds of at least $25.0 million. The terms of the warrants included a provision whereby the warrants would be automatically exercised if the Company consummated a public offering including a reverse merger (“PO”). If the PO did not occur on or prior to February 28, 2016, the warrant coverage amount was equal to 17.5% of the outstanding principal balance of the Notes. The number of warrant shares into which the warrants could be exercised was equal to the warrant coverage amount divided by the per share price of the equity securities sold in a qualified financing for an exercise price of $0.11 per share, on a post-Merger and post-Reverse Stock Split basis. The warrants also include a provision whereby in the event of a PO which would result in the automatic exercise of the warrants and the automatic conversion of the Notes, the exercise price of the warrants would be paid by cancelling any unpaid interest on the Notes.

On November 18, 2015, the Company entered into a subscription agreement (the “Subscription Agreement”) with the holders of the Notes and new investors (the “Private Placement”) for the sale of 2,304,430 shares of its common stock at purchase price of $17.14 per share for total gross proceeds of $39.5 million. The proceeds were comprised of approximately $6.0 million from the conversion of the Notes and approximately $33.5 million of cash.

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

Upon the closing of the Private Placement on March 22, 2016, immediately prior to the closing of the Merger, the outstanding balance of the Notes totaling approximately $6.0 million was converted into 350,040 shares of the Company’s common stock. The warrants were exercised for 61,254 shares of the Company’s common stock. During the three and nine months ended September 30, 2016, the Company recognized a loss related to the change in fair value of the warrants of $0 and $165,000, respectively. The warrant liability was reclassified to common stock and additional paid-in capital within stockholders’ equity, upon the exercise of the warrants and issuance of shares on March 22, 2016.

For the three and nine months ended September 30, 2016, the Company recognized $0 and $685,000, respectively, related to the accrued interest and amortization of the debt discount within interest expense on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. The discount was fully amortized upon the conversion of the Notes.

8.	Stockholder’s Equity

Common Stock

Immediately prior to the effective date of the Merger, the principal and outstanding balance of the Notes was converted into shares of the Company’s common stock. In addition, common stock warrants were also exercised and all outstanding preferred stock of the Company converted into common stock.

On August 23, 2016, the Company completed an underwritten public offering of 1,250,000 shares of its common stock at a public offering price of $16.00 per share. Total gross proceeds from the offering were $20.0 million, before deducting underwriting discounts and commissions and estimated offering expenses totaling approximately $1.8 million. All of the shares were sold by the Company pursuant to an effective shelf registration statement previously filed with the SEC.

In June 2016, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), as a sales agent pursuant to which the Company may offer and sell from time to time, through Cantor Fitzgerald shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $25.0 million. The minimum share price for this Controlled Equity Offering is selected at the discretion of the Company’s Board of Directors. Through September 30, 2016, no shares of common stock have been sold pursuant to this Sales Agreement.

Private Placement

On November 18, 2015, Eiger entered into the Subscription Agreement, pursuant to which Eiger agreed to sell, prior to the consummation of the Merger,  2,304,430 shares of Eiger common stock to certain current stockholders and new investors of Eiger at a purchase price of $17.14 per share for aggregate gross proceeds of $39.5 million, including the conversion of the Notes. In March 2016, immediately prior to closing of the Merger the Company completed the Private Placement and issued an aggregate of 2,304,430 shares common stock in consideration for the conversion of the Notes and cash proceeds of approximately $33.5 million. Further, all outstanding warrants issued in connection with the Promissory Notes were exercised for shares of common stock (see Note 7) and all shares of preferred stock of Eiger converted into shares of common stock of Eiger.

At the effective date of the Merger, each outstanding share of the Company’s common stock was converted into the right to receive approximately 0.09 shares of Celladon common stock.

Warrants

The Company issued warrants to purchase equity securities of the Company in connection with the issuance of the Notes (see Note 7). As of December 31, 2015 the Company accounted for these warrants as a liability at fair value as the number of shares were not fixed and determinable at the issuance date. The Company adjusted the liability for changes in fair value until the exercise of the warrant in March, 2016, when the number of shares to be exercised became fixed, and the warrants were automatically exercised for shares of common stock. The warrant liability was immediately reclassified to common stock and additional paid in capital within stockholders’ deficit. The change in fair value of the warrant liability was recognized as a component of other expense, net in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

In June 2016, the Company’s board of directors adopted and in August 2016 the Company’s stockholders approved the amended and restated 2013 Equity Incentive Plan(the “ Restated 2013 Plan”), which increased the number of shares reserved for grant by 1,296,683 shares. Under the terms of the Restated 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. All awards granted prior to the approval of the Restated 2013 Plan remain subject to the terms of the previous plans and the applicable award agreements. The following table summarizes stock option activity under the Company’s stock based compensation plan during the nine months ended September 30, 2016 (in thousands, except share data):

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	254,058	$1.94		$3,369
Options assumed in the merger	37,276	$177.57
Granted	862,572	$16.20
Exercised	(7,034)	$5.93
Canceled	(22,828)	$224.21
Outstanding as of September 30, 2016	1,124,044	$14.17	9.59	$2,848
Vested and expected to vest as of September 30, 2016	1,076,796	$14.19	9.59	$2,752
Vested and exercisable as of September 30, 2016	179,031	$16.77	8.97	$922

Stock Options Granted to Employees

During the three and nine months ended September 30, 2016, the Company granted employees stock options for 814,028 shares and the weighted-average grant date fair value of these options was $10.58. During the three and nine months ended September 30, 2015, the Company granted employees stock options for 166,791 and 169,825 shares, respectively. The weighted-average grant date fair value of the options granted during the three and nine months ended September 30, 2015 was $12.40 and $12.21, respectively.

The Company records stock-based compensation of stock options granted to employees by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. The fair value of employee stock options was estimated using the following weighted-average assumptions:

Three and Nine Months Ended
September 30,
	2016	2015
Expected term (in years)	5.27-6.08	5.00-6.08
Volatility	73.91%-77.09%	77.58%-97.62%
Risk free interest rate	1.21%-1.31%	1.44%-1.75%
Dividend yield	—	—

Stock Options Granted to Non-Employees

The Company grants stock options to non-employees in exchange for services rendered. During the three and nine months ended September 30, 2016, the Company granted to non-employees stock options for 0 and 48,544 shares, respectively. During the three and nine months ended September 30, 2015, the Company granted to non-employees stock options for 46,134 shares. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned and will fluctuate as the estimated fair value of the common stock fluctuates until the awards vest. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

The fair value of the stock options granted to non-employees is calculated at each reporting date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expected term (in years)	7.0-9.67	8.0-10.0	7.0-10.0	8.0-10.0
Volatility	84.42%-96.38%	86.16%-89.32%	84.42%-96.38%	86.16%-89.32%
Risk free interest rate	1.40%-1.60%	1.84%-2.14%	1.37%-2.04%	1.73%-2.23%
Dividend yield	—	—	—	—

Stock-Based Compensation Expense

Total stock-based compensation expense recognized for options granted to employees and non-employees was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$126	$8	$428	$12
General and administrative	1,114	14	1,323	60
Total	$1,240	$22	$1,751	$72

As of September 30, 2016, the total unrecognized compensation expense related to unvested employee options was $9.1 million, which the Company expects to recognize over an estimated weighted average period of 3.1 years.

10.	Legal Matters

In July 2015, three putative securities class action complaints (captioned Fialkov v. Celladon Corporation, Case No. 15-cv-1458-AJB-DHB, Lorusso v. Celladon Corporation, Case No. 15-cv-1501-L-JLB and Jacobs v. Celladon Corporation, Case No. 15-cv-1529-AJB-MDD) were filed in the U.S. District Court for the Southern District of California against Celladon and certain of Celladon’s current and former officers. The complaints generally allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, by making materially false and misleading statements regarding the clinical trial program for MYDICAR, thereby artificially inflating the price of Celladon’s common stock. The complaints seek unspecified monetary damages and other relief, including attorneys’ fees. On September 1, 2015, six stockholders (or groups of stockholders) filed motions to consolidate the three putative securities class actions and to appoint lead plaintiffs (the “Motions to Consolidate”). A hearing on the Motions to Consolidate was held on December 3, 2015. On December 9, 2015, the Court consolidated the three putative securities class actions and appointed a lead plaintiff to represent the putative class. The lead plaintiff filed a consolidated amended complaint on February 29, 2016. On April 29, 2016, the defendants, including Eiger, filed a motion to dismiss the consolidated amendment complaint. On June 28, 2016, lead plaintiff filed his opposition to the motion to dismiss the consolidated amended complaint. On July 28, 2016, the defendants filed their reply in support of the motion to dismiss. On October 7, 2016, the Court entered an order granting the Company’s motion to dismiss with leave to amend. On October 18, 2016 lead plaintiff filed a notice that stated he does not intend to amend the complaint, an upon the Court’s entry of judgment in favor of defendants, lead plaintiff will file a notice to appeal to the United States Court of Appeals for the Ninth Circuit.  The Company believes that it has meritorious defenses and intends to defend these lawsuits vigorously. Due to the early stage of these proceedings, the Company is not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

11.Income taxes

Our tax expense for the three and nine months ended September 30, 2016 was zero due to our loss position and full valuation allowance.  This is consistent with our zero tax expense for the three and nine months ended September 30, 2015.

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

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q in Part II, Item 1A — “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this Quarterly Report on Form 10-Q, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a clinical stage biopharmaceutical company focused on bringing to market novel product candidates for the treatment of orphan diseases. Since our founding in 2008, we have collaborated with investigators at Stanford University and in parallel evaluated a number of potential development candidates from pharmaceutical companies to ultimately build a pipeline of well characterized product candidates against novel orphan disease targets. Our resulting pipeline includes four Phase 2 candidates addressing four distinct orphan diseases. The programs have several aspects in common: the disease targets represent conditions of high medical need which are inadequately treated by current standard of care; the therapeutic approaches are supported by an understanding of disease biology and mechanism as elucidated by our academic research relationships; prior clinical experience with the product candidates guides an understanding of safety; and the development paths leverage the experience and capabilities of our experienced, commercially focused management team. The pipeline includes SarasarTM (lonafarnib) for hepatitis delta virus (“HDV”), PEG-interferon Lambda-1a (Lambda) for HDV, exendin (9-39) for post bariatric hypoglycemia (PBH) and Bestatin™ (ubenimex) for pulmonary arterial hypertension (“PAH”) and lymphedema. We plan to deliver Phase 2 data on all five programs over the course of the next one to three years beginning in the fourth quarter of 2016.

We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $34.3 million and $6.3 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $63.6 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Financial Operations Overview

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research and development, such as the development of our product candidates. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

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

The largest component of our operating expenses has historically been the investment in research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Product candidates:
Ubenimex	$4,235	$92	$8,967	$92
Lonafarnib	1,068	879	3,819	1,218
Lambda	597	—	6,051	—
Other clinical programs and research related costs	1,011	—	1,827	—
Internal research and development costs	1,161	1,139	2,973	3,183
Total research and development expense	$8,072	$2,110	$23,637	$4,493

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and expenses for outside professional services, including legal, audit and accounting services. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation expense and other supplies. During the nine months ended September 30, 2016, we incurred incremental expenses as a result of the Merger and incremental expenses as a result of becoming a public company following completion of the Merger, including expenses related to compliance with the rules and regulations of the SEC and NASDAQ, additional insurance, investor relations and other administrative expenses and professional services.

Interest Expense

Interest expense consists of interest and amortization of the debt discount related to the convertible promissory notes outstanding and then converted into common stock in March 2016.

Other expense, net

Other expense, net consists of the change in fair value of the obligation to issue common stock to Eiccose and the change in fair value of warrant liability.

The change in fair value of the obligation to issue common stock to Eiccose was related to our obligation to issue shares to Eiccose upon the closing of the next round of financing that resulted in at least $25.0 million in gross proceeds to us. Upon the closing of the Private Placement on March 22, 2016, we issued to Eiccose 96,300 fully vested shares of our common stock in settlement of this obligation. In connection with this transaction we remeasured the fair value of the obligation to issue common stock at the settlement date and the change in fair value of $204,000 was recognized within other expense, net during the nine months ended September 30, 2016. Upon the settlement of the obligation with the issuance of shares on March 22, 2016, the liability was reclassified to common stock and additional paid-in capital within stockholders’ equity.

In connection with our issuance of convertible promissory notes in November 2015, we issued warrants to the noteholders to purchase shares of our common stock at an exercise price of $0.11 per share, on a post-Merger and post-Reverse Stock Split basis. The number of shares into which the warrants could be exercised was equal to the warrant coverage amount divided by the per share price of the equity securities sold in a qualified financing and thus was accounted for as a liability. Upon the closing of the Private Placement on March 22, 2016, the number of shares of common stock issuable upon exercise of the warrants was fixed and the fair value remeasured at that date, and the warrants were automatically exercised. During the nine months ended September 30, 2016, we recognized a loss related to the change in fair value of the warrant liability of $165,000. The warrant liability was reclassified to common stock and additional paid-in capital within stockholders’ equity, upon the exercise of the warrants and issuance of shares on March 22, 2016.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

	Three Months Ended
	September 30,		Increase/	%
	2016	2015	(Decrease)	Change
Research and development	8,072	2,110	5,962	283%
General and administrative	3,264	762	2,502	328%
Other expense, net	34	—	34	*
Net loss	11,370	2,872	8,498	296%

* - Change is not meaningful

Research and development expenses

Research and development expenses increased by $6.0 million to $8.1 million for the three months ended September 30, 2016 from $2.1 million for the same period in 2015. The increase was primarily due to a $4.9 million increase in clinical expenditures due to increased program activity, a $0.2 million increase in consulting fees related to increased program activity and a $0.6 million increase in compensation and personnel related expenses due to an increase in headcount.

General and administrative expenses

General and administrative expenses increased by $2.5 million to $3.3 million for the three months ended September 30, 2016 from $0.8 million for the same period in 2015. The increase was primarily due to a $1.1 million increase in stock-based compensation expense and a $0.4 million increase in compensation and personnel related expenses due to an increase in headcount, a $0.4 million increase in consulting, advisory and accounting services incurred related to being a public company, a $0.3 million increase in legal fees for the same reason and a $0.1 million increase in insurance expenses related to being a public company.

Comparison of the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended
	September 30,		Increase/	%
	2016	2015	(Decrease)	Change
Research and development	$23,637	$4,493	$19,144	426%
General and administrative	9,574	1,768	7,806	442%
Interest expense	685	—	685	100%
Other expense, net	423	—	423	100%
Net loss	34,319	6,261	28,058	448%

Research and development expenses

Research and development expenses increased by $19.1 million to $23.6 million for the nine months ended September 30, 2016 from $4.5 million for the same period in 2015. The increase was primarily due to a $10.7 million increase in clinical expenditures due to increased program activity, a $5.2 million expense related to upfront payments under our License Agreement with Bristol Meyers

Squibb Company (the BMS License Agreement”), a $1.6 million increase in compensation and personnel related expenses due to an increase in headcount, a $1.1 million increase in consulting fees related to increased program activity, and a $0.4 million increase in meeting expenses related to increased program activity.

General and administrative expenses

General and administrative expenses increased by $7.8 million to $9.6 million for the nine months ended September 30, 2016 from $1.8 million for the same period in 2015. The increase was primarily due to a $3.4 million increase in consulting, advisory and accounting services incurred in connection with the Merger with Celladon and being a public company, a $1.4 million increase in legal fees for the same reason, a $1.3 million increase in stock-based compensation expense and a $1.0 million increase in compensation and personnel related expenses due to an increase in headcount, a $0.2 million increase in insurance expense and a $0.2 million increase in travel expenses related to being a public company.

Interest expense, net

Interest expense of $0.7 million for the nine months ended September 30, 2016 consists of interest and amortization of the debt discount related to the convertible promissory notes outstanding prior to their conversion into common stock in March 2016. We did not have any debt obligations during the nine months ended September 30, 2015.

Other expenses, net

Other expense, net of $0.4 million for the nine months ended September 30, 2016 consists of the change in fair value of the obligation to issue common stock to Eiccose and the change in fair value of warrant liability. We did not have any such items outstanding during the nine months ended September 30, 2015.

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

In June 2016, we filed a shelf registration statement on Form S-3 (File No. 333-212114) with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $125.0 million of our common stock, preferred stock, debt securities and warrants.  Up to a maximum of $25.0 million of the maximum aggregate offering price of $125.0 million may be issued and sold pursuant to an At-The-Market (“ATM”) financing facility under a sales agreement with Cantor Fitzgerald &Co. On August 23, 2016, we completed an underwritten public offering of 1,250,000 shares of common stock at an offering price of $16.00 for gross cash proceeds of $20.0 million under our shelf registration statement. As a result of the sale, our aggregate offering price was reduced to $105.0 million. As of September 30, 2016, we had $56.3 million of cash and cash equivalents and an accumulated deficit of $63.6 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Net cash used in operating activities	$(26,832)	$(5,815)
Net cash provided by (used in) investing activities	27,965	(27)
Net cash provided by financing activities	50,383	7,201
Net increase in cash and cash equivalents	51,516	1,359

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2016 was $26.8 million, primarily consisting of a net loss of $34.3 million, offset by $3.2 million expense related to a non-cash issuance of common stock to Bristol-Meyers Squibb in connection with the BSM License Agreement, $1.8 million of stock-based compensation expense, $0.7 million of non-cash interest expense related to the convertible promissory notes outstanding prior to their conversion into common stock in March 2016 and $0.4 million change in fair value of warrant liability and obligation to issue shares to Eiccose. Additionally, cash used in operating activities reflected changes in net operating assets primarily due to an increase of $1.6 million in accounts payable and accrued expenses and other liabilities primarily associated with increase in business activity.

Cash used in operating activities for the nine months ended September 30, 2015 was $5.8 million, primarily consisting of a net loss of $6.3 million, offset by $0.2 million expense related to a non-cash issuance of common stock to Drs. Tracey McLaughlin and Colleen Craig in connection with the acquisition of assets related to the compound exendin, $0.1 million of stock-based compensation expense and a $0.1 increase in accrued and other liabilities.

Cash flows from investing activities

Cash provided by investing activities for the nine months ended September 30, 2016 primarily resulted from the $28.0 million of proceeds received upon the consummation of the Merger.

Cash used in investing activities for the nine months ended September 30, 2015 was used to purchase property and equipment.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2016 primarily consisted of $32.1 million of proceeds from the issuance of common stock in the Private Placement on March 22, 2016, net of issuance costs, and net proceeds of $18.2 million from the issuance of common stock in the underwritten public offering on August 23, 2016, after deducting underwriting discounts and commissions and expenses payable by us.

Cash provided by financing activities for the nine months ended September 30, 2015 consisted of $7.2 million of proceeds from the issuance of convertible preferred stock, net of issuance costs.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations at September 30, 2016 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-2 years
Operating lease obligations	$267	$210	$57

At September 30, 2016, operating lease obligations consisted of future rent payments under two Palo Alto facility lease contracts.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC and do not have any holdings in variable interest entities.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2016, we had market risk exposure related to our cash and cash equivalents. We had cash of $56.3 million, which consisted of bank deposits. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.

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

We also have an ongoing agreement for the manufacturing of one of our product candidates denominated in yen. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the nine month period ended September 30, 2016. A hypothetical 10% change in the yen-to-dollar exchange rate on September 30, 2016 would not have had a material effect on our results of operations or financial condition.

Additionally, inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during the periods presented.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness described below.

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

Risks Related to our Financial Condition, Integration and Capital Requirements

We have incurred losses since our inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the nine months ended September 30, 2016 and 2015, we reported a net loss of $34.3 million and $6.3 million, respectively. As of September 30, 2016, we had an accumulated deficit of approximately $63.6 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:

•	continue the clinical development of our product candidates;
•	in-license or acquire additional product candidates;
•	undertake the manufacturing or have manufactured our product candidates;
•	advance our programs into larger, more expensive clinical studies;
•	initiate additional nonclinical, clinical, or other studies for our product candidates;
•	identify, educate and develop potential commercial opportunities, such as hepatitis D virus biology for our lonafarnib product candidate;
•	seek regulatory and marketing approvals and reimbursement for our product candidates;
•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market ourselves;
•	seek to identify, assess, acquire, and/or develop other product candidates;
•	make milestone, royalty or other payments under third party license agreements;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
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

We currently have four product candidates in Phase 1/2 or Phase 2 clinical studies. One of our product candidates, exendin (9-39), has only generated data in an academic setting and we may not be able to replicate or develop additional data to satisfy regulatory requirements for approval. For ubenimex, data to date has been developed for use in indications other than those that we have rights to or in which we plan to develop the product candidate. For pegylated interferon lambda, we are in the process of completing the technology transfer from Bristol-Myers Squibb Company, or BMS, in order to initiate development of this product candidate. There can be no assurance that the data that we develop for our product candidates in our planned indications will be sufficient to obtain regulatory approval.

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

In addition, while our lonafarnib product candidate has been studied in thousands of oncology patients and the most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), fatigue and rash, treatment discontinuation across the lonafarnib clinical studies conducted in oncology has been in the range of approximately 19-52% and we may experience comparable or higher rates of discontinuation in testing in our anti-viral, hepatitis D virus studies. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies by other licensees of lonafarnib for other indications or our own clinical trials. Merck, our licensor, granted rights to develop lonafarnib in progeria, a rare, fatal rapid aging disease, to The Progeria Research Foundation, which studies may result in side effects in indications other than our use of lonafarnib for hepatitis D. Additionally, while we have a license to another farnesyltranferase inhibitor compound, tipifarnib, from Janssen Pharmaceutica, N.V., or Janssen, Janssen has granted rights to tipifarnib to Kura Oncology, Inc., or Kura, in oncology and negative results or undesirable side effects from Kura’s clinical trials for a compound with a similar mechanism of action may negatively impact the perception of lonafarnib for anti-viral indications. Merck may also grant rights to other anti-viral or potentially other indications to other third parties. Undesirable side effects and negative results for other indications may negatively impact the development and potential for approval of our product candidates for our proposed indications.

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

With respect to our lonafarnib program, we procured an inventory of product from Merck to supply our initial clinical study needs.  In 2016, we have transferred the manufacturing of drug substance and drug product to our third party contractors.  These vendors have successfully made GMP batches for our future clinical studies. With respect to our lambda program, as part of the license agreement, we obtained a substantial inventory of product from BMS sufficient to initiate our clinical trials.  We are in the process of transferring the manufacturing technology to our third party vendors and anticipate GMP manufacturing at those facilities to begin in 2017. With respect to our ubenimex program we rely on Nippon Kayaku to provide us with product to conduct our trials.  We are in the process of transferring the manufacturing of ubenimex to our third party vendors and expect to have a new dosage form for ubenimex by the end of 2016.

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

Prior to the Merger, the financial reporting for Private Eiger’s operations was based on capabilities as a private company and we had limited accounting and financial reporting personnel and other resources with which to address our internal controls and procedures. In connection with the audit of our consolidated financial statements for the years ended December 31, 2015 and 2014 as a private company, we and our independent auditors identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the subject company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our lack of sufficient accounting personnel resulted in the identification of a material weakness in our internal control over financial reporting. Specifically, the material weakness that was identified related to a lack of sufficient accounting resources and personnel that had limited our ability to adequately segregate duties, perform sufficient review and approval of manual journal entries posted to the general ledger, establish defined accounting policies and procedures or perform timely reviews of account reconciliations or accounting estimates. Following the Merger, no former employees of Celladon remain employed by us and Celladon did not have similar issues or report a material weakness. Consequently, following the Merger we will need to build out and maintain our own public company financial reporting functions and other resources.

To address the deficiency in our team’s accounting processes, we have begun hiring additional accounting personnel, and establishing and documenting accounting policies and procedures and implementing management review controls. In particular, we intend to implement further segregation of duties and to establish formal written policies for our accounting function by the end of 2016. While we intend to implement a plan to remediate this deficiency, we cannot predict the success of such plan or the outcome of our assessment of these plans at this time. We can give no assurance that this implementation will remediate this deficiency in internal control or that material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements or cause us to fail to meet our reporting obligations. In addition, although we are not currently required to formally test our internal controls for attestation, we are required as an “emerging growth company” to report on our internal controls. After we are no longer an emerging growth company, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of November 1, 2016, we had 19 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We are currently conducting and will continue to conduct clinical trials in foreign countries, which could expose us to risks that could have a material adverse effect on the success of our business and the delivery of clinical trial data.*

We currently conduct clinical trials in the United States, Ankara, Turkey, Hannover, Germany, Karachi, Pakistan, Auckland, New Zealand and Israel, accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. Emerging regions, such as Eastern Europe, Latin America, Asia, and Africa, as well as more developed markets, such as the United Kingdom, France, Germany, and Australia, provide clinical study opportunities for us. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, Turkey is a key region for clinical activity relating to Hepatitis Delta, and further outbreaks of violence and political instability in the region could disrupt our clinical operations. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our financial results.

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

Risks Related to Celladon’s Historical Business Operations

We are the subject of securities class action lawsuits that were filed against Celladon in 2015, and additional securities litigation may be brought against us in the future.*

In July 2015, following Celladon’s announcements of the negative CUPID 2 data and the suspension of further research and development activities and the subsequent declines of the price of its common stock, three putative class actions were filed in the U.S. District Court for the Southern District of California against Celladon and certain of its current and former officers. The complaints generally allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, by making materially false and misleading statements regarding the clinical trial program for MYDICAR, thereby artificially inflating the price of Celladon’s common stock. The complaints seek unspecified monetary damages and other relief, including attorneys’ fees. On September 1, 2015, six stockholders (or groups of stockholders) filed motions to consolidate the three putative securities class actions and to appoint lead plaintiffs (the “Motions to Consolidate”). A hearing on the Motions to Consolidate was held on December 3, 2015. On December 9, 2015, the Court consolidated the three putative securities class actions and appointed a lead plaintiff to represent the putative class. The lead plaintiff filed a consolidated amended complaint on February 29, 2016. On April 29, 2016, the defendants, including Eiger, filed a motion to dismiss the consolidated amendment complaint. On June 28, 2016, lead plaintiff filed his opposition to the motion to dismiss the consolidated amended complaint. On July 28, 2016, the defendants filed their reply in support of the motion to dismiss. On October 7, 2016, the Court entered an order granting the Company’s motion to dismiss with leave to amend. On October 18, 2016, lead plaintiff filed a notice that stated he does not intend to amend the complaint, an upon the Court’s entry of judgment in favor of defendants, lead plaintiff will file a notice to appeal to the United States Court of Appeals for the Ninth Circuit. It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our former officers and directors as defendants. We believe that we have meritorious defenses and intend to defend these lawsuits vigorously. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims. While we and Celladon’s former directors’ and officers’ have a separate liability insurance policy dedicated to any claims that may arise from pre-merger events, there is no assurance that the coverage will be sufficient. In addition, any such litigation could result in substantial costs and a diversion of our management’s attention and resources, which could harm our business.

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

The ownership of our common stock is highly concentrated, and it may prevent stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.*

Our executive officers, directors and 5% stockholders and their affiliates beneficially own or control a significant portion of the outstanding shares of our common stock. Accordingly, these executive officers, directors, 5% stockholders and their affiliates, acting as a group, have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of us, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Because the recent Merger resulted in an ownership change under Section 382 of the Internal Revenue Code our net operating loss carryforwards and certain other tax attributes are now subject to limitations.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The recent Merger resulted in an ownership change and, accordingly, both parties’ net operating loss carryforwards and certain other tax attributes will be subject to further limitations on their use. As of September 30, 2016, our management has not performed a Section 382 study to quantify the limitations. Additional ownership changes in the future could result in additional limitations on the combined organization’s net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

Eiger BioPharmaceuticals, Inc.

Date: November 8, 2016	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: November 8, 2016	By:	/s/ James Welch
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

10.1*	Eiger BioPharmaceuticals, Inc. 2013 Employee Stock Purchase Plan.

10.2*	Eiger BioPharmaceuticals, Inc. Amended and Restated 2013 Equity Incentive Plan.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+

Certification Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensation plan or agreement.

+

This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.