Form 10-K
period 2016-12-31
Eiger BioPharmaceuticals, Inc.
filed 2017-03-23
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2016 totaled approximately $72,484,515 based on the closing price of $19.82 as reported by the NASDAQ Global Market.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 16, 2017 was 8,361,196.

Eiger BioPharmaceuticals, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2016

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
•

our ability and the time required to obtain and maintain regulatory approval for lonafarnib, lambda, exendin 9-39 and ubenimex, and any of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

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

ITEM 1. Business

Merger of Celladon Corporation and Eiger BioPharmaceuticals, Inc.

On March 22, 2016, Celladon Corporation, or Celladon, and privately-held Eiger BioPharmaceuticals, Inc., or Private Eiger, completed a business combination in accordance with the terms of the Agreement and Plan of Merger and Reorganization, or the Merger Agreement, dated as of November 18, 2015, by and among Celladon, Celladon Merger Sub, Inc., a wholly-owned subsidiary of Celladon, or Merger Sub, and Private Eiger, pursuant to which Merger Sub merged with and into Private Eiger, with Private Eiger surviving as a wholly-owned subsidiary of Celladon. This transaction is referred to herein as “the Merger.” Immediately following the Merger, Celladon changed its name to “Eiger BioPharmaceuticals, Inc.” In connection with the closing of the Merger, our common stock began trading on The NASDAQ Global Market under the ticker symbol “EIGR” on March 23, 2016.

Overview

We are a clinical stage biopharmaceutical company focused on bringing to market novel product candidates for the treatment of orphan diseases. Since our founding in 2008, we have worked with investigators at Stanford University and evaluated a number of potential development candidates from pharmaceutical companies to comprise a pipeline of novel product candidates. Our resulting pipeline includes five Phase 2 development programs addressing four distinct orphan diseases. The programs have several aspects in common: the disease targets represent conditions of high medical need which are inadequately treated by current standard of care; the therapeutic approaches are supported by an understanding of disease biology and mechanism as elucidated by our academic research relationships; prior clinical experience with the product candidates guides an understanding of safety; and the development paths leverage the experience and capabilities of our experienced, commercially focused management team. The pipeline includes lonafarnib for Hepatitis Delta Virus, or HDV, PEG-interferon lambda-1a (lambda) for HDV, exendin 9-39 for Post-Bariatric Hypoglycemia, or PBH and ubenimex for Pulmonary Arterial Hypertension, or PAH and lymphedema. We plan to deliver data from all ongoing Phase 2 clinical trials over the course of the next eighteen months.

Our current project timelines, planned development and regulatory pathways are illustrated below. As discussed above, prior clinical experience by our licensors with the product candidates has supported and guided our understanding of safety in advancing these products in our clinical development programs. Specifically, we in-licensed lonafarnib from Merck Sharp & Dohme Corp, or Merck, in 2010; licensed ubenimex from Nippon Kayaku Co., Ltd., or Nippon Kayaku, in 2015; and licensed lambda from Bristol-Myers Squibb, or BMS, in April 2016. We have relied upon Merck’s, Nippon Kayaku’s and BMS’s prior Phase 1/2/3 clinical data, manufacturing and experience with these three molecules to proceed directly into Phase 2 clinical trials following authorization by the U.S. Food and Drug Administration.

Pipeline Timeline

Note: All dates represent our current expectations. Actual timing may vary.

Our product candidate pipeline includes five Phase 2 programs:

1.	Lonafarnib (LNF)

Lonafarnib, or LNF, is an orally bioavailable, small molecule in Phase 2 clinical trials for HDV infection and is our most advanced program. HDV is the most severe form of viral hepatitis for which there is currently no approved therapy. Chronic HDV infection can lead to a rapid progression to liver cirrhosis, a greater likelihood of developing liver cancer, and has the highest fatality rate of all the chronic hepatitis infections.

We in-licensed LNF from Merck in 2010. LNF blocks the production of HDV virus particles by inhibiting a key step, called prenylation, in the virus life cycle. To date, over 100 HDV infected patients have been dosed with LNF across international Phase 2 clinical trials. LNF has demonstrated dose-related activity in reducing HDV viral load both as a monotherapy and in combination with other agents. LNF boosted with ritonavir, or RTV, has demonstrated a mean viral load reduction in HDV-RNA of 1.15 logs, with some patients achieving HDV-RNA PCR-negativity in twenty-four weeks. LNF boosted with RTV and combined with pegylated interferon alfa, or PEG-IFN-alfa, has demonstrated a mean viral load reduction in HDV-RNA of 5.57 logs, with some patients achieving HDV-RNA PCR-negativity in twenty-four weeks. Multiple Phase 2 studies of LNF are ongoing with endpoints of clearance of HDV virus (sustained virologic response, or SVR). HDV-RNA PCR-negativity is defined as 0 IU/mL. The most common adverse events experienced with LNF to date are gastrointestinal-related and include anorexia, nausea, vomiting, diarrhea and weight loss.

LNF for the treatment of HDV infection has been granted orphan drug designation by the U.S. Food and Drug Administration, or the FDA, and European Medicines Agency, or EMA. The potential market for HDV therapies in the United States and Western Europe is growing due to increased migration from regions where the disease is endemic, primarily from Eastern Europe, the Middle East and Asia.

2.	Lambda

Lambda is our second Phase 2 program treating HDV. Lambda is a well-characterized, late-stage, first in class, type III interferon, or IFN, that stimulates immune responses that are critical for the development of host protection during viral infections. Lambda targets type III IFN receptors which are distinct from the type I IFN, receptors targeted by PEG, or pegylated, IFN-alfa. These type III receptors are highly expressed on hepatocytes with limited expression on hematopoietic and central nervous system cells, which has been demonstrated to reduce the off-target effects associated with other IFNs and improve the tolerability of lambda. Although lambda does not use the IFN-alfa receptor, signaling through either the IFN-lambda or IFN-alfa receptor complexes results in the activation of the same Jak-STAT signal transduction cascade.

We licensed worldwide rights to lambda from BMS in April 2016. Lambda has been administered in clinical trials involving over 3,000 patients infected with the Hepatitis B Virus, or HBV, or Hepatitis C Virus, or HCV. Lambda has not been approved for any indication. We plan to evaluate lambda as both a monotherapy and in a combination therapy with lonafarnib. Currently, we are conducting a Phase 2 monotherapy study using lambda to treat HDV and are recruiting and dosing at four international sites. We currently plan to file a US IND for lambda in HDV in April 2017.

3.	Exendin 9-39

Exendin 9-39 is the third Phase 2 program and we are developing this candidate as a treatment for PBH. PBH is a debilitating and potentially life-threatening condition for which there is currently no approved therapy. This disorder occurs often in a subset of bariatric surgeries called Roux-en-Y gastric bypass, or RYGB, where affected patients experience frequent symptomatic hypoglycemia, with blood glucose concentrations often low enough to cause seizures, altered mental status, loss of consciousness and even death. Gastric bypass procedures are widely performed and are increasing in frequency for medically complicated obesity.

To date, research at Stanford has generated results demonstrating clinical proof of concept in 29 patients suffering from PBH indicating that exendin 9-39 can potentially prevent post-prandial hypoglycemia in affected patients. Exendin 9-39 is a glucagon-like peptide-1, or GLP-1, receptor antagonist that competes with endogenous GLP-1 and has the potential to prevent the excessive post-prandial insulin release that characterizes this disorder. These data were generated using both intravenous and subcutaneous, or SC, formulation delivery developed by Stanford. Pharmacokinetics from this Phase 2 SC study indicate that the SC formulation could enable once or twice a day pre-prandial dosing. We developed a proprietary SC formulation and plan to initiate a Phase 1 dose-ranging pharmacokinetics trial in healthy humans and a Phase 2 28-day trial in affected patients with our exendin 9-39 SC formulation in 2017.

In December 2016, Eiger filed an Investigational New Drug application for exendin 9-39 in the United States. Exendin 9-39 for the treatment of hyperinsulinemic hypoglycemia has been granted orphan drug designation by the FDA and EMA.

4.	Ubenimex PAH

Our fourth Phase 2 program is ubenimex for the treatment of Pulmonary Arterial Hypertension or PAH. PAH is a life-threatening disease characterized by increased pulmonary vascular resistance, heart failure and premature death.

Ubenimex is a well-characterized, oral, small-molecule inhibitor of leukotriene A4 hydrolase, or LTA4H, the enzyme responsible for converting the inflammatory mediator leukotriene A4, or LTA4, to leukotriene B4, or LTB4. Results of a preclinical study published in Science Translational Medicine (Tian, W. et al. “Blocking Macrophage Leukotriene B4 Prevents Endothelial Injury and Reverses Pulmonary Hypertension,” Sci Transl Med, 2013; 5:1) by Stanford researchers have demonstrated that both LTB4 and LTA4H are elevated in animal models of PAH and human PAH disease. In that study, elevated LTB4 caused inflammation resulting in arteriole occlusion and hypertension in animal models of PAH. Targeted pharmacologic inhibition of LTB4, including ubenimex, reversed PAH disease in treated rat animal models; obstructed arterioles opened, cardiac function improved, and the animals survived. Based on the findings in these models that pathological inflammation may be important in the etiology of PAH, we believe that ubenimex is an attractive candidate for clinical development. Ubenimex was granted orphan drug designation by the FDA and EMA. In addition, we were granted U.S. patent allowances for claims in PAH in September 2015. We are currently conducting a Phase 2 clinical trial of ubenimex in patients with PAH, referred to herein as “the LIBERTY Study,” and expect recruiting to be completed in the first half of 2017. We anticipate the completion of dosing in the LIBERTY Study by end of 2017 with data in early 2018.

Ubenimex was licensed from Nippon Kayaku, and we have exclusive rights in the United States, Europe and certain other countries to develop ubenimex for PAH as well as other inflammatory diseases involving LTB4. Ubenimex has been marketed in Japan and other countries outside of our licensed territories by Nippon Kayaku for over 25 years for a different indication.

5.	Ubenimex lymphedema

Our fifth Phase 2 program involves clinical development of ubenimex in lymphedema, which is a state of vascular functional insufficiency in which decreased clearance of interstitial fluid through the lymphatic vasculature leads to edema formation and to progressive, debilitating architectural alterations in skin and supporting tissues. There is no approved pharmacologic therapy. The current standard of therapy involves compression garments.

Researchers at Stanford have demonstrated for the first time that LTB4 is elevated in both animal models of lymphedema as well as human lymphedema and that elevated LTB4 is associated with tissue inflammation and impaired lymphatic function. In that research, applying inhibitors of LTB4 promoted physiologic lymphatic repair and reversed lymphedema in treated animals. We are seeking orphan drug designation for ubenimex in lymphedema. We are currently conducting a Phase 2 clinical trial (ULTRA Study) treating subjects with lyphedema with ubenimex. We intend to complete enrollment of the ULTRA Study in the fourth quarter of 2017 and expect results from this Phase 2 clinical trial in the first half of 2018.

We believe that our approach to clinical development enables achievement of early clinical signals of efficacy and safety in our Phase 2 programs and potentially reduces clinical risks and costs inherent in the drug discovery and development process. We have a highly experienced management team whose members have, in the course of their prior employment, participated in bringing more than 20 product candidates through regulatory approval and into commercialization. We plan to leverage our management team’s breadth and depth of experience in clinical and regulatory drug development as well as market development and commercialization to identify potentially promising product candidates to address unmet medical needs.

Our current product candidate pipeline has been obtained by in-licensing from pharmaceutical companies. With our focus on orphan diseases, our strategy is to acquire and retain some or all commercialization rights to our products in significant territories to diversify risk, identify a rapid regulatory pathway to approval and minimize the development investment in order to maximize long-term value for our stockholders. Over time, depending upon the data and potential market opportunity, we expect to establish a commercial organization, which we believe can be targeted and cost effective for selected, promising orphan disease designated programs. We plan to balance these interests with opportunities to out-license assets from our portfolio enhance stockholder value through partnerships and other strategic relationships.

Business Model and Management Team

We plan to continue evaluating in-licensing opportunities in order to enhance our pipeline and leverage our business development, clinical development, regulatory and commercial expertise. We believe our management team has the capability and experience to continue to execute this model. Our management team has worked in other private and public biotechnology companies such as Prestwick Pharmaceuticals, New River Pharmaceuticals, Clinical Data Inc., CoTherix and InterMune, each of which was acquired by a larger pharmaceutical industry company. Our management also has previous work experience, in some cases working together, at pharmaceutical companies, including The Upjohn Company, Glaxo, Glaxo Wellcome, Glaxo Smith Kline, Arena Pharmaceuticals, Alza (Johnson and Johnson), Halozyme, Clinical Data Inc., New River Pharmaceuticals, Dynavax, Covance, Genentech and Gilead Sciences.

Our Strategy

Our mission is to identify, develop, and, directly or through collaborations, bring to market novel products that receive orphan drug designation for the treatment of rare diseases or conditions. We currently have a diverse portfolio of well-characterized product candidates with the potential to address diseases for which the unmet medical need is high, the biology for treatment is believed to be understood, and for which an effective therapy is not available. Our goal is to be a leader in the development and commercialization of novel therapeutics for serious unmet medical needs in orphan diseases. Our focus to achieve this goal will be to utilize our experience and capabilities to:

•	Advance our existing product candidates through late-stage clinical trials, generating meaningful clinical results;
•	Work with U.S. and international regulatory authorities for expeditious, efficient development pathways toward registration;
•	Prepare for commercialization of each program;
•	Use our industry relationships and experience to source, evaluate and in-license well-characterized product candidates to continue pipeline development; and
•	Identify potential commercial or distribution partners for our products in relevant territories.

Our Product Candidates

Lonafarnib in HDV

Lonafarnib (LNF) is a small molecule that we in-licensed from Merck in 2010 that we are advancing for the treatment of HDV infection. LNF is a well-characterized, orally active inhibitor of farnesyl transferase, an enzyme involved in modification of proteins through a process called prenylation. HDV uses this prenylation process inside host liver cells to complete a key step in its life cycle. LNF inhibits the prenylation step of HDV replication inside liver cells and blocks the virus life cycle at the stage of assembly. Since prenylation is carried out by a host enzyme, there is a higher barrier to develop viral resistance mutations to LNF therapy. We have generated clinical results in over 100 HDV-infected patients in Phase 2 trials, across international study sites, demonstrating rapid decreases in HDV viral loads and no resistance. We intend to initiate additional Phase 2 trials of longer duration using LNF in combination with RTV and possibly other antiviral therapies with a goal of addressing chronic HDV infection.

Lambda in HDV

Lambda is a well-characterized, late-stage, first in class, type III interferon (IFN) that we in-licensed from BMS in April 2016 for the treatment of HDV. Lambda stimulates immune responses that are critical for the development of host protection during viral infections. Lambda targets type III IFN receptors which are distinct from the type I IFN receptors targeted by IFN-alfa. These type III receptors are highly expressed on hepatocytes with limited expression on hematopoietic and central nervous system cells, which in BMS’s clinical trials has demonstrated to reduce the off-target effects associated with other IFNs and improve the tolerability of lambda. Although lambda does not use the IFN-alfa receptor, signaling through either the lambda or IFN-alfa receptor complexes results in the activation of the same Jak-STAT signal transduction cascade. Lambda has not been approved for any indication. We plan to evaluate lambda as both a monotherapy and in a combination therapy with lonafarnib. Currently, we are conducting a Phase 2 monotherapy study using lambda to treat HDV and are recruiting patients and dosing at four international sites.

Hepatitis Delta Virus Overview

About Hepatitis Delta Virus

Hepatitis delta infection is caused by HDV, a small circular ribonucleic acid, or RNA, that expresses only one protein, the hepatitis delta antigen, or HDAg. There are two forms of HDAg; small and large. Together, these two forms of HDAg and the single-stranded RNA genome are surrounded by a lipid envelope, which is embedded with Hepatitis B Virus, or HBV surface antigen, or HBsAg, proteins. HDV does not encode its own envelope proteins and must acquire them from HBV during the final steps of replication. Hence, natural HDV infections always occur in the presence of a co-existing HBV infection. HBsAg is the only element of HBV relied upon by HDV. HDV replication can occur independently of HBV replication.

HDV is the most severe form of viral hepatitis. HDV can be acquired either by co-infection (a simultaneous co-infection with HDV and HBV) or by super-infection (HDV infection of someone already harboring a chronic HBV infection). Both co-infection and super-infection with HDV result in more severe complications compared to infection with HBV alone. These complications include a greater likelihood of experiencing liver failure in acute infections and a rapid progression to liver cirrhosis, with an increased chance of developing liver cancer in chronic infections. HDV has the highest fatality rate of all the hepatitis infections at up to 20%. Although HDV/HBV simultaneous co-infection in adults usually resolves completely, in some cases it can become fulminant hepatitis, which carries a very high mortality rate. In the case of super-infections, the predominant form of HDV, HDV super-infection leads to a more severe form of disease than chronic HBV mono-infection. In a study published in 1987 in the Journal of Infectious Diseases (Fattovich, G. et al. “Influence of Hepatitis Delta Virus Infection on Progression to Cirrhosis in Chronic Hepatitis Type B,” J Infect Dis, 1987; 155:931), histological liver deterioration was observed in 77% of HBV patients co-infected with HDV over a 15-year follow-up period, versus 30% of patients infected with HBV alone (p<0.01). In a 2013 study of chronic HBV patients published in the Journal of Gastroenterology and Hepatology (Gish, R. et al. “Coinfection with hepatitis B and D: epidemiology, prevalence and disease in patients in Northern California,” J Gastroenterol Hepatol, 2013; 28(9):1521), cirrhosis was present in 73% of HBV patients co-infected with HDV, compared to only 22% of those infected with HBV alone. Patients co-infected with HDV are more than twice-as-likely to develop liver-related complications, cirrhosis, or require liver transplants than matched patients infected with HBV alone.

HDV is generally spread through exchange of body fluids either sexually or through contact with infected blood. Globally, it is estimated that between 4.3% and 5.7% of the 240 million worldwide chronic HBV population, or 15 to 20 million people, are infected with HDV. The prevalence of HDV in patients infected with chronic HBV is even higher in certain regions, including certain parts of Mongolia, China, Russia, Central Asia, Pakistan, Turkey, Africa and South America, with an HDV prevalence as high as 60% being reported in HBV-infected patients in Mongolia and Pakistan. The prevalence of HDV has recently begun to increase in Western Europe and the United States due to migration from countries with high infection rates.

The Role of HDV Screening in Identifying Patients Who May Benefit From LNF and/or Lambda

There are diagnostic tests in use today in clinical laboratories to detect anti-HDV antibodies in serum. These tests are currently able to detect acute HDV infections after four weeks, but they are poor tests for active HDV infections. Active HDV infections are best detected by reverse transcriptase-polymerase chain reaction, or RT-PCR, assays for genomic RNA. These assays yield a quantitative assessment of the number of viral particles, or viral load, in serum. A commercial assay for quantitative HDV RNA is currently available in Europe. A commercial assay for quantitative HDV RNA was made available in the United States in October 2016.

Prior to the availability of a commercial HDV RNA quantitative assay in the United States, we had developed an HDV RNA quantitative assay that has been calibrated using the World Health Organization HDV standard provided by the Paul Erhlich Institute in Germany. We have used this assay to quantitate HDV RNA in some of our Phase 2 trials.

Our initial discussions with payers have indicated that they would be willing to reimburse healthcare providers for HDV RNA quantitative assays that are carried out following a positive HBsAg test for HBV. We have recently transferred our HDV RNA quantitative assay into a commercial laboratory in the United States. This assay is now commercially available and is the first HDV RNA quantitative assay in the United States. A commercially available assay will increase the number of assays performed and increase the number of identified patients who can potentially benefit from an HDV therapy such as LNF.

Current Therapy for HDV

Currently, there is no FDA approved therapy for hepatitis delta infection. The American Association for the Study of Liver Diseases, or the AASLD, guidelines suggest treatment of chronic hepatitis delta infections with IFN-alfa. In clinical trials of IFN-alfa or PEG-IFN-alfa, between 25% and 33% of HDV infected patients were able to clear their infections after a minimum of 48 weeks of therapy, with some requiring two years of therapy. However, long-term therapy with IFN-alfa is known to be associated with numerous adverse events and tolerability is a significant problem for some of these patients. HBV nucleoside analogs that inhibit HBV genome replication are ineffective against HDV since they are ineffective in suppressing the expression HBsAg. Other antiviral therapies have been tested including our ongoing Phase 2 study using lambda to treat HDV, but none have yet shown to be effective against HDV infection.

HDV Replication and Prenylation

After HDV enters a target cell hepatocyte, the genome is translocated to the nucleus where genome replication occurs and the two forms of HDAg small delta antigen, or SHDAg, and large delta antigen, or LHDAg, are produced. The newly formed HDV genome and the small and large delta antigen must acquire a lipid envelope from HBV to complete the assembly process. An important interaction between HDV and HBV proteins has been shown to depend on the presence of the last four amino acids of the large delta antigen, comprising a CXXX box motif, where C represents cysteine and X denotes any other amino acid. This amino acid sequence is required for LHDAg to be prenylated by a host enzyme which covalently attaches a 15-carbon prenyl lipid (farnesyl-moiety) to the cysteine of the CXXX box. Prenylation of the large delta antigen renders it more lipophilic, promotes its association with HBsAg and is essential for initiating the HDV particle formation process. Our approach involves targeting this host process called prenylation, or protein farnesylation, which has been shown to be essential for the last steps in HDV replication, the assembly and release of new virus progeny.

In the 1980s farnesyltransferase inhibitors were developed by multiple pharmaceutical companies for oncology indications. Addition of a farnesyl or prenyl lipid group to the Ras protein, or Ras, a well-known and important regulator of cellular proliferation, allows for membrane association. Once membrane bound, Ras may then be activated. The importance of activated Ras in tumor development was demonstrated by sequence analyses of tumors from patients where up to 30% have mutations involving Ras. Several prenylation inhibitors were developed in oncology and taken into the clinic and in some cases through late-stage clinical development. However, these programs did not lead to approvals, due to a lack of compelling efficacy. The class-related, dose-limiting toxicity has been gastrointestinal side effects including nausea, vomiting, diarrhea and weight loss.

Published studies conducted by Stanford researchers demonstrated that farnesyltransferase inhibitors block HDV viral production both in cellular experiments and in HDV transgenic mice. Targeting prenylation or farnesyl transferase, a host target, significantly reduces the likelihood of HDV developing resistance to escape effects of antiviral therapy. Viruses mutate quickly and there is a higher rate of mutations in viral replication compared to mammalian cell division. However, no matter how much HDV may mutate, these changes are unlikely to alter the host process of prenylation which HDV requires to complete packaging. Thus, targeting a host prenylation process provides what we believe to be a higher barrier to resistance. Identification of clinic-ready farnesylation inhibitors has allowed us to move rapidly into proof-of-concept studies in humans.

Our Solution: LNF for HDV

LNF is a well-characterized, orally active inhibitor of farnesyl transferase. LNF inhibits the prenylation step of HDV replication inside liver cells and blocks the ability of the virus to multiply. Since prenylation is a host process, not under control of HDV, and LNF inhibits prenylation, we believe that there is also a potentially higher barrier to resistance with LNF therapy. LNF for the treatment of HDV infection has been granted orphan drug designation in Europe and the United States, and LNF in combination with RTV has been granted Fast Track designation from FDA for the treatment of chronic HDV infections. We have completed three Phase 2 clinical trials including Proof of Concept (NIH), LOWR HDV – 3 (NIH) and LOWR HDV – 4 (Hannover, Germany), and are in the final stages of completing a Phase 2 clinical trial LOWR HDV – 1 and LOWR HDV - 2 study (Ankara, Turkey). The LOWR HDV – 1 and LOWR HDV – 2 study are not yet complete and therefore, efficacy and safety may not be well-characterized at this time. In addition, we intend to initiate the LOWR HDV–5 clinical study to examine multiple LNF dose levels and examine long term dosing regimens (Ulaanbaatar, Mongolia). LNF has never been approved or commercialized for any indication.

LNF Clinical Data

We in-licensed LNF from Merck in 2010, and have relied upon Merck’s prior Phase 1, 2 and 3 clinical experience with LNF to understand safety and pharmacokinetics.

Merck conducted four Phase 1 studies in 85 healthy volunteers to study food effect (study P00042), absorption, metabolism and excretion (study P00260), ketoconazole drug interaction (study P00393), and the effect of age and gender (study P02673) of LNF.

In study P00042, administration of LNF with food decreased the rate and extent of LNF absorption in healthy subjects when administered as a single 100 mg dose of LNF. The relative oral bioavailability of LNF for subjects that ate prior to receiving LNF compared to those that fasted prior to receiving lonafarnib was 48% based on measuring the maximum serum concentration, or Cmax, and 77% based measuring the concentration of the LNF in the blood plasma over time, or AUC. However, administration of LNF with food did not have a significant effect on LNF bioavailability in subjects following multiple-dose administration. In addition, inter-subject variability was lower (~16%) following multiple-dose administration with food. Given the apparent lower incidence of gastrointestinal side effects and the lower inter-subject variability, it is currently recommended to dose LNF with food.

Study P00260 was an absorption, metabolism and excretion study conducted in healthy volunteers following single-dose administration of LNF. Drug-derived radioactivity was primarily excreted via the feces. Mean cumulative excretion of radioactivity was 61% in feces and less than 1% in urine up to 24 hours post-dose. Metabolite profiles in plasma, urine, and feces showed that LNF was metabolized extensively. The common metabolic pathways included oxidation, dehydrogenation, and combinations of these two processes. The results of in vivo metabolic profiling and in vitro metabolism studies indicate that no human-specific LNF metabolites are formed.

Study P00393 was a two-way crossover study that was conducted in 16 healthy volunteers exploring the interaction of LNF with ketoconazole, an anti-fungal medication and a CYP3A4 inhibitor. LNF is extensively metabolized by CYP3A4. Co-administration of single-dose LNF (50 mg) and multiple doses of ketoconazole (200 mg BID for 5 days) resulted in an approximately five-fold increase in LNF exposures, and an increase in the mean elimination half-life from 2.7 hours to 4 hours. Administration of LNF with ketoconazole was also associated with lower inter-subject variability than when LNF was administered with a placebo.

Study P02673 was a single-center, single-dose study conducted in 48 healthy volunteers (24 males and 24 females). Twenty-four of the subjects were between the ages of 18 and 45 and the other 24 subjects were 65 years old or older. Each subject received a single 100 mg dose of LNF in the morning after a standardized meal. PK data suggested that LNF exposures were higher in female subjects (44% higher) as compared to male subjects. Additionally, LNF exposures in subjects 65 years old or older were approximately 59% higher as compared to the younger healthy subject population. Young male subjects had the lowest LNF systemic exposures; AUC values in male subjects between the ages of 18 and 45 were approximately 50% lower than female and elderly subjects.

We conducted a Phase 1 study with goals including: evaluating the effects of multiple-dosing of an antacid (proton pump inhibitor or H2-receptor antagonist) on the systemic absorption of a single dose of LNF, and evaluating the effects of multiple-dosing of LNF on the inhibition potential of the cytochrome P450 enzyme, CYP2C19. The Phase 1 study results demonstrated a weak effect on systemic absorption of LNF following administration of an antacid, which we believe reduces the risk for the use of an antacid by patients treated with LNF to manage possible dyspepsia during treatment. These Phase 1 study results also demonstrated a weak inhibitory activity of LNF on CYP2C19, which we further believe reduces the risk for the use of concomitant medications that are metabolized by CYP2C19 by patients treated with LNF.

In addition to the above Phase 1 studies, under our direction, LNF has been tested in five Phase 2 trials (POC, LOWR HDV – 1, LOWR HDV – 2, LOWR HDV – 3, LOWR HDV – 4) in over 100 HDV-infected patients.

National Institutes of Health (NIH) Clinical Proof-of-Concept Phase 2a Study in HDV

The National Institutes of Health, or the NIH, conducted a 14 patient, double blind, placebo-controlled, proof of concept study, which was the first ever to evaluate LNF in patients infected with HDV. Patients either received LNF 100 mg (group 1) or LNF 200 mg (group 2) twice daily, or BID, for 28 days with six months of follow-up. Both groups enrolled six treatment participants and two placebo participants. The two placebo patients from group 1 later received open-label LNF as group 2 participants. Doses of 100 mg and 200 mg of LNF administered BID demonstrated a dose dependent decrease in viral loads of 0.73 and 1.54 log decline, respectively, in 28 days. The results were published in The Lancet Infectious Diseases Journal in 2015.

As shown in the table above, statistically significant decreases in HDV RNA viral load were demonstrated by both the 100 mg of LNF BID (p=0.03) and 200 mg of LNF BID (p<0.0001) active groups versus the placebo. A statistically significant correlation between increasing LNF serum levels and decreasing HDV RNA viral loads was also demonstrated. The 100 mg twice daily dose was well-tolerated with less frequent GI AEs such as nausea and diarrhea experienced in the 200 mg twice daily dose. No resistant variants were identified from population-based sequencing of HDV infected patients after 28 days of treatment with LNF.

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

In 2014, we initiated the LOWR HDV (LOnafarnib With Ritonavir in HDV) Phase 2 Program. The objective of this program is to identify dose(s) and regimen(s) for registration. To date, over 100 HDV subjects have been dosed with LNF in multiple studies including:

•	LOWR HDV – 1 Study (Combination: LNF with RTV or PEG IFN-α)
•	LOWR HDV – 2 Study (Dose Finding: LNF + RTV ± PEG IFN-α)
•	LOWR HDV – 3 Study (QD Dosing: LNF + RTV)
•	LOWR HDV – 4 Study (Dose-Escalation: LNF + RTV)
•	LOWR HDV – 5 Study (All-oral Bridging Study to Registration: LNF + RTV)

LOWR HDV—1 (LOnafarnib With and without Ritonavir in HDV - 1) Phase 2 Study

The LOWR HDV—1 trial studied LNF in 21 subjects who were enrolled into one of seven groups for durations of 4-12 weeks (three patients in each group): LNF 200 mg BID (12 weeks), LNF 300 mg BID (12 weeks), LNF 100 mg TID (4 weeks), LNF 100 mg BID + RTV 100 mg QD (8 weeks), LNF 100 mg BID + PEG-IFN-alfa 180 mcg QW (8 weeks), LNF 200 mg BID + PEG-IFN-alfa 180 mcg QW (8 weeks) and LNF 300 mg BID + PEG-IFN-alfa 180 mcg QW (8 weeks).

In LNF monotherapy treatment groups, increasing the dosage of LNF from 100 mg three times a day to 200 mg twice a day to 300 mg twice a day led to greater reductions in viral loads at Week 4 (1.2 logs versus 1.6 logs versus 2.0 logs). However, increasing the dosage of LNF also led to increasing gastrointestinal, or GI, intolerability and was not considered for longer term dosing.

In the LNF-RTV combination arm of LOWR HDV—1, 100 mg of LNF BID was combined with 100 mg of RTV once daily. RTV is a pharmacokinetic, or PK, enhancer known to inhibit the metabolism of LNF, allowing lower doses of LNF to be administered, while resulting in higher systemic concentrations of LNF.

The addition of 100 mg of RTV once daily to 100 mg LNF BID led to a four- to five-fold increase in the serum concentration of LNF in treated patients compared to LNF 100 mg BID alone. This dose combination led to a mean viral load decrease of 2.4 logs after 28 days of treatment, which is a greater than three-fold reduction in viral load compared to the NIH data of a mean viral load decrease of 0.74 logs after 28 days of monotherapy treatment of 100 mg LNF BID. Extending dosing to Week 8 resulted in a 3.2 viral load decline. Importantly, when therapy was discontinued the viral loads rebounded, which we believe indicates that LNF treatment was eliciting an antiviral effect. The addition of 180 mcg of PEG-IFN-alfa once weekly to 100 mg LNF BID was also more active in reducing HDV RNA versus studies with either agent alone. This dose combination led to a greater reduction in viral load, compared to the NIH results on monotherapy treatment with 100 mg LNF BID, with a mean decrease of 0.74 logs versus 1.8 logs after four weeks. Extending dosing to eight weeks resulted in a 3.0 logs viral load decline. Importantly, when therapy was discontinued the viral loads rebounded. The mean change in HDV RNA for the patients receiving eight weeks of treatment of 100 mg LNF BID in combination with RTV and 100 mg LNF BID in combination with PEG-IFN-alfa is shown below. Viral loads for LNF 200 mg and 300 mg BID in combination with PEG-IFN-alfa was not shown since these dosages were intolerable (all patients discontinued) for future development. LOWR HDV-1 did not include a placebo arm and, as such, statistical significance could not be determined.

Liver enzymes are often elevated during infections with viral hepatitis, a sign of damage being done to liver cells. In both LNF combination cohorts, all HDV patients enrolled had elevated alanine aminotransferase, or ALT, a liver enzyme that is a surrogate marker of inflammation, prior to receiving any treatment. By the end of eight weeks of combination therapy with LNF and RTV or LNF and PEG-IFN-alfa, all patients’ ALT liver enzymes normalized or trended toward normal while on therapy.

In the three patients receiving LNF in combination with RTV and the three patients receiving LNF in combination with PEG-IFN-alfa, we observed decreases in HDV RNA viral load of approximately 3.2 logs and 3.0 logs after eight weeks of treatment, respectively. For comparison, and as shown in the figure below, published data from the HIDIT-2 trial of PEG-IFN-alfa in 91 HDV infected patients demonstrated a mean decline in HDV RNA of approximately 1.6 logs and 2.7 logs after 8 weeks and 48 weeks, respectively. The HIDIT-2 (Hep-Net International Delta Hepatitis International Trial-II) was a multicenter randomized trial studying effects of PEG-IFN-alfa plus tenofovir in chronic HDV patients, and is the largest clinical study to date in HDV. The HIDIT-2 trial was conducted on 91 patients, whereas the LOWR HDV—1 study was conducted on an aggregate of 21 patients, with three patients per treatment arm. If the LOWR HDV—1 trial was conducted on a larger group of patients, the mean HDV RNA decline may differ from the 3.2 log and 3.0 log declines after eight weeks of treatment observed in the three patient arms receiving LNF combination treatment in the LOWR HDV—1 trial. However, based on clinical results to date, we expect all patients who are treated with LNF to show a viral load response. The LOWR HDV – 1 study (combined with LOWR HDV – 2, collectively EIG-300) is not yet complete and we have identified and continue to assess certain good clinical practice violations at one site that may impact certain data and information that we plan to submit to the FDA.

LOWR HDV—2 (LOnafarnib With Ritonavir in HDV - 2) Phase 2 Study

LOWR HDV – 2 is a dose-finding Phase 2 study of multiple doses of LNF boosted by RTV with and without PEG-IFN-alfa in 58 subjects for 24-48 weeks of treatment with 24 weeks of follow-up, with the aim to identify regimen(s) with improved tolerability for the longer-term registration studies. LOWR HDV – 2 (conducted as an extension of LOWR HDV – 1, collectively EIG-300) was conducted at Ankara University in Turkey and we have identified and continue to assess certain good clinical practice violations at this site that may impact certain data and information that we plan to submit to the FDA.

Fifty-eight subjects were enrolled into one of ten groups of different LNF with RTV and/or PEG-IFN-alfa combinations for 12 or 24 or 48 weeks as follows: Group 1: LNF 100 mg BID + RTV 50 mg BID; Group 2: LNF 100 mg BID + RTV 100 mg QD; Group 3: LNF 150 mg QD + RTV 100 mg QD; Group 4: LNF 100 mg QD + RTV 100 mg QD; Group 5: LNF 75 mg BID + RTV 100 mg BID with PEG-IFN-alfa 180 mcg QW added at week 12; Group 6: LNF 50 mg BID + RTV 100 mg BID; Group 7: LNF 50 mg BID + RTV 100 mg BID with PEG-IFN-alfa 180 mcg QW added at week 12; Group 8: LNF 50 mg BID + RTV 100 mg BID + PEG-IFN-alfa 180 mcg QW; Group 9: LNF 25 mg BID + RTV 100 mg BID; and Group 10: LNF 25 mg BID + RTV 100 mg BID + PEG-IFN-alfa 180 mcg QW.

Twenty-four-week post-treatment data from LOWR HDV—2 will be presented at the EASL Conference in April 2017. The LOWR HDV – 1 and LOWR HDV – 2 study is not yet complete and we have identified and continue to assess certain good clinical practice violations at one site that may impact certain data and information that we plan to submit to the FDA.

LOWR HDV—3 (LOnafarnib With Ritonavir in HDV - 3) Phase 2 Study

In November 2015, we initiated LOWR HDV – 3, a double-blind, randomized, placebo-controlled study designed to evaluate the efficacy and tolerability of once-daily doses of LNF – 50 mg, 75 mg and 100 mg – each combined with RTV 100 mg once daily for 12 (N=9) or 24 (N=12) weeks. Twenty-one patients with chronic hepatitis delta were randomized into one of six treatment groups. LOWR HDV – 3 is being conducted at the National Institutes of Health (NIH) Bethesda, MD, and dosing has completed.

LOWR HDV—4 (LOnafarnib With Ritonavir in HDV - 4) Phase 2 Study

LOWR HDV – 4 is an open-label study to evaluate the efficacy and tolerability of dose-escalation of LNF combined with RTV administered twice daily for dosing durations of 24 weeks. Fifteen patients were initiated at LNF 50 mg and RTV 100 mg twice daily, and dose-escalated up to LNF 100 mg twice daily at the discretion of the investigator and patient tolerability. LOWR HDV – 4 is being conducted at Hannover Medical School in Hannover, Germany, and dosing has completed.

Week 24 data from LOWR HDV – 2, – 3 and – 4 were presented at AASLD 2016 in Boston, MA. Key findings from the LOWR HDV Program demonstrate that LNF (all-oral) can achieve HDV-RNA negativity on-treatment, and that the most robust HDV-RNA on-treatment on-anti-viral activity is observed in LNF triple therapy with PEG-IFN-alfa. Findings demonstrate that LNF-based regimens can normalize ALTs in 60% of patients. With dosing regimens of LNF 25 and 50 mg BID identified with predominantly grade 1 GI AEs amongst per-protocol treated patients, 48 week dosing may be possible and expected to improve outcomes. Early data also indicate that LNF-based regimens can also induce post-treatment HDV-RNA clearance in a subset of patients, suggesting immune reactivation as a potential second mechanism to achieve HDV-RNA PCR-negativity. Post-treatment follow up on all patients will be reported at EASL 2017. Bridging studies to registration are planned.

LOWR HDV—5 (LOnafarnib With Ritonavir in HDV - 5) Phase 2 Study

In the LOWR HDV – 2 clinical trial, per-protocol patients treated with LNF 25 mg BID + RTV 100 mg BID achieved a mean HDV-RNA decline of 1.8 logs after 24 weeks of treatment and per-protocol patients treated with LNF 50 mg BID + RTV 100 mg BID achieved HDV-RNA PCR-negativity after 24 weeks of treatment. Fewer dose reductions support improved GI tolerability of both of these doses compared to higher LNF doses, and support longer dosing durations of 48 weeks. The LOWR HDV – 1 and LOWR HDV – 2 study is not yet complete we have identified and continue to assess certain good clinical practice violations at one site that may impact certain data and information that we plan to submit to the FDA. We believe dosing for 48 weeks may increase the number of patients achieving HDV-RNA PCR-negativity and/or provide suppression of HDV-RNA for sufficient duration to observe clinical, histological benefit.

LOWR HDV – 5 is a planned, open-label study to evaluate the safety, efficacy and tolerability of all-oral regimens including LNF 25 mg and 50 mg combined with RTV 100 mg administered twice daily for dosing duration of 48 weeks. Planned endpoints are safety/tolerability, change in HDV-RNA, and change in ALT and liver histology. LOWR HDV – 5 is a bridging study, with a goal to be supportive of a future registration study. We are awaiting comments from FDA on the LOWR HDV – 5 protocol before beginning this study. We plan to initiate enrollment for LOWR HDV – 5 in Ulaanbaatar, Mongolia as early as the second quarter of 2017.

Our Second HDV Solution: Lambda for HDV

Lambda is a well-characterized, late-stage, first in class, type III interferon (IFN) that we in-licensed from Bristol-Myers Squibb in April 2016 for the treatment of HDV infection. Lambda stimulates immune responses that are critical for the development of host protection during viral infections. Lambda targets type III IFN receptors which are distinct from the type I IFN receptors targeted by IFN-alfa. These type III receptors are highly expressed on hepatocytes with limited expression on hematopoietic and central nervous system cells, which has been demonstrated to reduce the off-target effects associated with other IFNs and improve the tolerability of lambda (Chan 2016). Although lambda does not use the IFN-alfa receptor, signaling through either the IFN-lambda or IFN-alfa receptor complexes results in the activation of the same Jak-STAT signal transduction cascade.

In clinical trials of IFN-alfa or PEG-IFN-alfa, between 25% and 33% of HDV-infected patients were able to clear their infections after a minimum of 48 weeks of therapy, with some requiring two years of therapy. However, long-term therapy with IFN-alfa is known to be associated with numerous adverse events and tolerability is a significant problem for some of these patients. We believe lambda will be a safer and better tolerated pegylated interferon compared to PEG-IFN-alfa. We are currently enrolling our LIMT HDV (Lambda MonoTherapy) Phase 2 clinical trial in New Zealand, Israel and Pakistan. Lambda has never been approved or commercialized for any indication.

Lambda Clinical Data

A head-to-head study comparing the safety and efficacy of lambda versus PEG-IFN-alfa was reported in 2016 by Chan et al. In this study, HBeAg(+) patients were treated with either Lambda (n=80) or PEG-IFN-alfa (n=83) for 48 weeks. A subset of on-treatment safety data is summarized in the table below. Lambda is generally better-tolerated when compared to PEG-IFN-alfa. Lower rates of flu-like symptoms and musculoskeletal symptoms were observed with lambda versus PEG-IFN-alfa.

LIMT HDV Monotherapy Phase 2 Clinical Trial

The LIMT HDV Phase 2 Clinical Trial is a 1:1 randomized, open-label study of Lambda 120 or 180 microgram subcutaneous injections administered weekly for 48 weeks in approximately 30 patients with chronic HDV. End of treatment will be followed by a treatment-free 24-week observation period. The primary objective of the Phase 2 Clinical Trial is to evaluate the safety, tolerability, and efficacy of treatment with two dose levels of Lambda monotherapy in patients with chronic HDV infection. All patients will also be administered an anti-HBV nucleos(t)ide analog throughout the study. The trial will be conducted at international sites including New Zealand, Israel and Pakistan.

Potential for Registration in HDV for LNF and Lambda

Our goal in developing LNF and lambda is to reduce viral load in such a manner as to achieve durable clearance of the virus (sustained virologic response), the point where, upon withdrawal of the therapy, the infection does not return. Evidence that academic investigators have gathered suggests that combinations of LNF and lambda with other antiviral agents may hold promise for longer duration treatment and sustained, long-term reduction of viral load.

We also believe that treatment with LNF and lambda in combination with other antiviral agents may contribute to long-term benefit for patients, which may represent an alternative path to regulatory approval. In a study published in Plos One in 2014 (Romeo, R. et al. “High Serum Levels of HDV RNA Are Predictors of Cirrhosis and Liver Cancer in Patients with Chronic Hepatitis Delta,” Plos One, 2014; 9:1), high serum levels of HDV were found to be a predictor of cirrhosis and liver cancer development. In a study published in Gastroenterology in 2004 (Farci, P. et al. “Long-Term Benefit of Interferon Therapy of Chronic Hepatitis D: Regression of Advanced Hepatic Fibrosis,” Gastroenterol, 2004; 126:1740), researchers demonstrated that lower frequencies of clinical events, leading to improvements in overall liver health and reductions in the rates of developing hepatic complications, could be achieved in HDV infected patients who were treated with high dose IFN-alfa and who experienced biochemical response and sometimes as little as 2 log declines in viral load. A 2014 Hepatology study by Heidrich suggests that transient suppression of HDV replication in patients treated with PEG-IFN-alfa improves the clinical long-term outcome, as not a single patient in their study with a post-treatment week 24 HDV RNA response experienced a clinical event, including those patients who experienced viral rebound. We believe that these studies suggest that eradication of HDV RNA may not be necessary in patients treated with IFNs to achieve a substantial clinical benefit and improve long-term outcomes.

Exendin 9-39 for Post-Bariatric Hypoglycemia

Exendin 9-39 is the second most advanced product candidate in our pipeline. Exendin 9-39 is a glucagon-like peptide-1, or GLP-1, receptor antagonist. GLP-1 is a gut-derived incretin hormone released by intestinal “L” cells after meals. Incretin hormones, such as GLP-1, enhance the secretion of insulin from pancreatic beta cells in a glucose-dependent manner, thereby lowering blood glucose levels after meals. Exendin 9-39 blocks GLP-1 from binding to the GLP-1 receptor, inhibiting the GLP-1-mediated incretin effect. We are developing exendin 9-39 as a treatment for PBH, which is characterized by an exaggerated incretin response, with patients exhibiting low levels of glucose and excessively high levels of insulin in the blood after meals. This form of hypoglycemia is a debilitating and potentially life-threatening condition. Gastric bypass procedures are widely performed and are increasing in frequency for medically complicated obesity. There is no approved therapy for PBH and the unmet medical need is high.

Stanford researchers have demonstrated clinical proof of concept in 29 patients suffering from PBH that exendin 9-39 can prevent an exaggerated fall in blood sugar following a meal, or post-prandial hypoglycemia, in affected patients. Data has been generated using both intravenous delivery and SC delivery. Pharmacokinetics indicate that the SC delivery could enable once or twice a day pre-prandial dosing. Stanford initiated a Phase 2 multi-day dosing trial in affected patients with our exendin 9-39 SC formulation in 2016. We have developed a novel liquid formulation for SC injection. We plan to initiate a Phase 1 PK study in healthy volunteers and a Phase 2 study in affected patients using of the new SC formulation in 2017.

Post-Bariatric Hypoglycemia Overview

As the use of bariatric surgical procedures has increased worldwide, a new post-surgical complication, hypoglycemia associated with bariatric surgery, has been increasingly diagnosed and reported in the procedures that involve reducing the size of the stomach with a vertical sleeve gastrectomy or by resecting and re-routing the small intestine to a small stomach pouch (Roux-en-Y gastric bypass). This disorder leads to frequent symptomatic hypoglycemia, often resulting in glucose concentrations low enough to cause seizures, altered mental status, loss of consciousness, cognitive dysfunction, disability and death. Quality of life can be severely diminished, and many patients cannot care for themselves or others, work, drive, or be left alone. There is no approved treatment for this condition. Severe cases have historically been surgically managed with near-total to total pancreatectomy, which results in insulin dependent diabetes and is associated with a greater than 6% surgical mortality risk.

Research suggests that elevated GLP-1 may play an important role in mediating the glucose-lowering effect associated with bariatric surgery. Surgically-altered nutrient transit, such as a Roux-en-Y procedure, causes early nutrient sensing by the intestinal “L” cells, resulting in enhanced secretion of GLP-1 leading to elevated insulin secretion. This effect may play a primary role in the early resolution of Type 2 diabetes after surgery. A number of synthetic analogs of GLP-1, or agonists, have been approved for the treatment of Type 2 diabetes including Byetta™ (exenatide), Victoza™ (liraglutide), and Trulicity™ (dulaglutide). These drugs, all agonists, bind to the GLP-1 receptor and enhance the release of insulin in a glucose-dependent manner. In patients with PBH, excessive secretion of GLP-1 and/or exaggerated sensitivity to GLP-1 results in dysfunctional insulin release, leading to severe, debilitating hypoglycemia. GLP-1 receptor antagonists compete with endogenous GLP-1 and has the potential to prevent dysfunctional insulin release and resultant symptomatic hypoglycemia.

Approximately 150,000 to 200,000 bariatric surgical procedures are performed each year in the United States, and another 125,000 are performed each year in Europe. Approximately 30% of these bariatric surgeries are Roux-en-Y gastric bypass procedures.

Our Solution: Exendin 9-39 to Treat Post-Bariatric Hypoglycemia

Exendin 9-39 is a well-characterized, competitive antagonist of GLP-1 at its receptor. Exendin 9-39 is a 31 amino acid fragment of exenatide, a commercially available GLP-1 agonist, brand named Byetta™ used in the treatment of type 2 diabetes. Exendin 9-39 blocks the GLP-1 receptor and leads to reduced post-prandial levels of insulin secreted by the pancreas. While exenatide has been approved for the treatment of type 2 diabetes, exendin 9-39, as a new molecular entity, has never been approved or commercialized for any indication.

Clinical Data to Date

Stanford researchers have demonstrated in two clinical studies with exendin 9-39 that pharmacologic blockade of the GLP-1 receptor can prevent hypoglycemia in affected patients and mitigate symptoms of hypoglycemia. A phase 2 multi-ascending dose trial is currently underway at Stanford. We believe that exendin 9-39 may represent the first targeted medical treatment for patients with PBH. In the two completed single-dose studies, there were no adverse drug reactions attributed to exendin 9-39. These single-dose Phase 1 studies were conducted under two investigator INDs for the study of exendin 9-39 for PBH at Stanford.

The first exendin 9-39 study conducted at Stanford was a Phase 1, double-blinded crossover study wherein eight patients with PBH were randomly assigned to receive IV infusion of exendin 9-39 or placebo during an oral glucose tolerance test, or OGTT (Craig et al, Diabetologia 2016). The trial assessed patient blood glucose and insulin levels and the presence and severity of symptoms of hypoglycemia. Hypoglycemia was defined as glucose levels falling to or below 50 mg/dL.

In this trial, IV infusion of exendin 9-39 raised the postprandial glucose nadir by over 70% and lowered the area under the curve insulin by 57%, normalizing both parameters relative to healthy nonsurgical controls, and preventing hypoglycemia in all eight participants. In contrast, during placebo infusion every patient became hypoglycemic, requiring investigator intervention with administration of IV dextrose when patient plasma glucose fell to a level of 50 mg/dL or less.

To assess for the presence and severity of symptoms of hypoglycemia during IV infusion of exendin 9-39 versus placebo, patients completed severity-grade questionnaires every 30 minutes during each 180 minute OGTT period. The severity-grade questionnaires showed that, on average patients experienced fewer and less severe hypoglycemic symptoms during IV infusion of exendin 9-39 as compared to during IV infusion of placebo (p<0.001). While symptoms reported by subjects during the glucose rise (from T=0 to peak glucose) were unchanged by exendin 9-39 infusion, both autonomic (p=0.002) and neuroglycopenic (p=0.001) symptoms reported during the glucose fall period (from peak to nadir glucose) were reduced.

The second clinical proof of concept study, a Phase 2 clinical trial, was a single ascending dose, or SAD. In this investigator-initiated study, conducted at Stanford University School of Medicine, exendin 9‑39 was administered subcutaneously in eight patients with PBH. This was the first investigation involving the SC administration of exendin 9‑39 in human subjects and was designed to examine the PK, PD, and local tolerability of SC exendin 9‑39 in patients with PBH. After metabolic and symptomatic responses to a baseline 75 g OGTT were evaluated, patients returned for a repeat OGTT with administration of a single exendin 9‑39 dose, ranging from approximately 10–30 mg (0.13–0.38 mg/kg).

In all eight patients undergoing the OGTT, exendin 9-39 administration prevented hypoglycemia and reduced symptoms of hypoglycemia. The baseline OGTT resulted in a high peak in plasma glucose concentration for all eight patients, followed by a rapid, steep decline, with all patients requiring rescue with IV dextrose at a plasma glucose concentration of 50 mg/dL. In contrast, prevention of hypoglycemia occurred at all dose levels of SC exendin 9-39 tested, with all patients completing the 180-minute OGTT without requiring intervention with IV dextrose. While early glycemic responses (fasting plasma glucose, peak postprandial glucose, time to peak glucose, and AUC glucose from 0–60 minutes postmeal) were unchanged by administration of SC exendin 9-39, late glycemic responses (nadir glucose, time to nadir glucose, AUC glucose from 0–180 minutes) were significantly improved. The average nadir glucose was increased by 61%, as shown in the figure below.

Exendin 9-39 SC Injection SAD Study Results

*p < 0.01, **p < 0.001, and ***p < 0.0001for PBH patients with SC exendin 9-39 injection vs no injection.

Source: Craig et al, ADA 2016.

Symptoms of PBH were assessed using the Edinburgh Hypoglycemia Symptom Scale, which was completed by patients every 30 minutes during each 180-minute OGTT. Patients used the scale to report the presence and severity of autonomic or neuroglycopenic symptoms or symptoms of malaise. SC exendin 9-39 reduced symptoms of PBH overall and during the glucose fall period without altering symptoms during the glucose rise period. While symptoms associated with PBH were observed during this study, no adverse reactions attributed to exendin 9-39 were identified, and no injection site reactions were reported in any patients in this study.

P-value by paired two-tailed Student's t-test.

Source: Craig et al, ADA, 2016b.

A third trial conducted at Stanford under an investigator IND is currently underway. This is a Phase 2 trial evaluating the safety, efficacy, and PK profile of multiple ascending doses of subcutaneously administered exendin 9-39 in patients with PBH. Interim data from 11 patients participating in this trial as shown below have demonstrated a therapeutic increase in glucose nadir for patients who received doses ≥ 0.2 mg/kg during an OGTT on the final day of dosing as compared to during a baseline OGTT. While all dose levels resulted in an improved mean percent increase in postprandial glucose nadir, patients who received doses < 0.2 mg/kg required rescue with IV dextrose, whereas patients receiving doses ≥ 0.2 mg/kg did not require rescue with IV dextrose.

Exendin 9-39 SC Injection MAD Study Interim Glycemic Results

Source: Craig et al KOL/Analyst meeting, Dec 2016.

The mean postprandial insulin peak was reduced by 51%, while fasting insulin was not raised, in patients who received doses of ≥ 0.2 mg/kg.

Exendin 9-39 SC Injection MAD Study Interim Insulin Results

Source: Craig et al KOL/Analyst meeting, Dec 2016.

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

Results of a preclinical study published in Science Translational Medicine (Tian, W. et al. “Blocking Macrophage Leukotriene B4 Prevents Endothelial Injury and Reverses Pulmonary Hypertension,” Sci Transl Med, 2013; 5:1) by Stanford researchers demonstrated that both LTB4 and LTA4H are elevated in animal models of PAH and human PAH disease. Macrophages, a type of white blood cell that ingests foreign materials, accumulate around small arterioles of the lungs and synthesize excess LTB4. This causes programmed cell death, or apoptosis, of cells that line the interior surface of the pulmonary artery, pulmonary artery endothelial cells. Additionally, this causes proliferation and an increase in volume, or hypertrophy, of pulmonary arterial smooth muscle cells. Elevated LTB4 causes inflammation resulting in blockage of the arteries, or arteriole occlusion, and hypertension in animal models of PAH. Targeted pharmacologic inhibition of LTB4, including ubenimex, reversed PAH disease in all treated animals; obstructed arterioles opened, cardiac function improved, and the animals survived. We therefore believe that ubenimex is a potential therapeutic candidate for treatment of PAH where pathological inflammation is believed to be important in the etiology of the disease.

All currently approved agents for PAH were originally developed as vasodilators, drugs that dilate blood vessels. Inflammation is now recognized as a primary component of PAH disease, which can lead to obstructed arterioles, vasoconstriction, and worsening cardiac function. Work published by Stanford researchers in Science Translational Medicine (Tian, W. et al. “Blocking Macrophage Leukotriene B4 Prevents Endothelial Injury and Reverses Pulmonary Hypertension,” Sci Transl Med, 2013; 5:1) discusses a potentially novel therapeutic approach to PAH that may address the inflammatory component of PAH with the potential for disease modification. We are currently conducting a Phase 2 clinical trial of ubenimex in patients with PAH, the LIBERTY Study, and expect recruitment to be completed in the first half of 2017. We anticipate the completion of dosing in the LIBERTY Study by end of 2017 with data in early 2018.

Pulmonary Arterial Hypertension Overview

About Pulmonary Arterial Hypertension Disease

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

Current Treatments for PAH

Initial treatments developed and used for PAH focus on reduction of hypertension with agents such as diuretics, calcium channel blockers, increasing cardiac output with agents such as digoxin, and various anticoagulation therapies. These therapies are all generic agents. A number of therapies specifically approved for PAH, such as prostacyclin agonists, phosphodiesterase 5, or PDE5, inhibitors, guanylate cyclase stimulators, and endothelin receptor antagonists, target mechanisms that induce vasodilation. These therapies together represent approximately a $4 billion market in the United States and Europe. Prostanoids such as epoprostenol, treprostinil and iloprost are stable versions of vasodilators that are naturally produced by the body and help compensate for low levels of prostacyclin production in some patients. PDE5 inhibitors such as sildenafil and tadalafil also work as vasodilators by increased signaling through the nitric oxide pathway. Other stimulators of this pathway include guanylate cyclase stimulators such as riociguat. Endothelin is a natural vasoconstrictor which binds to the endothelin receptors to elicit vasoconstriction. Antagonists of the endothelin receptor such as ambrisentan, bosentan, and macitentan have been approved for the treatment of PAH. Despite their premium pricing, these drugs are all considered to be palliative and not disease-modifying. Specifically, these drugs do not address the underlying causes of the disease, especially in PAH patients with connective tissue diseases, or CTD, or PAH patients with inflammation, highlighting the need for novel therapeutic approaches. An estimated 30,000 PAH patients and 15,000 PAH patients receive pharmacologic therapy in the United States and Europe, respectively.

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

Our Planned Solution: Ubenimex for PAH

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

Clinical Data to Date and Clinical Development Plan

We in-licensed ubenimex from Nippon Kayaku in 2015 and have relied on Nippon Kayaku’s prior Phase 1 clinical data and experience with ubenimex to understand safety. Nippon Kayaku conducted four Phase 1 studies in healthy subjects and cancer patients to study metabolite determination, metabolism and excretion, drug absorption, and a pharmacokinetic study in lymphoma patients.

In the metabolite determination study, ubenimex was rapidly absorbed following oral administration of single doses ranging from 10 mg to 200 mg, reaching a maximum serum level between 30 minutes and three hours after dosing. Mean peak concentrations after 30 mg, 100 mg and 200 mg were 2.2 µg/mL at one hour, 2.5 µg/mL at three hours, and 7.4 µg/mL at two hours, respectively.

In the metabolism and excretion study, 84% to 94% of the administered doses of ubenimex was recovered in urine within 24 hours of dosing.

In the absorption study, prolonged administration of ubenimex to cancer patients showed rapid absorption of the drug and maximum peak levels which ranged from 30 minutes to three hours in most patients. In a small study of eight patients receiving 30 mg of ubenimex daily, delayed α-phase decrease, an initial phase of rapid decrease of concentration of the drug in the plasma, was observed in patients with renal cancer compared to patients with bladder cancer, suggesting that clearance of ubenimex may be slower in patients with impaired renal function. The pharmacokinetics did not appear to change over time with repeated administration of ubenimex.

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

We completed a pre-IND meeting at FDA in May 2014 where we discussed both Phase 2 and Phase 3 clinical development plans for ubenimex in patients with PAH. We subsequently filed an IND with FDA which became effective in September 2015. Our Phase 2 trial for ubenimex in PAH is called LIBERTY (A Randomized, Double-BLInd, Placebo-Controlled Study of uBEnimex in Patients with PulmonaRy ArTerial HYpertension) and is planned to enroll a total of approximately 45 patients with PAH in multiple centers. The trial will assess activity of ubenimex combined with standard of care treatment for PAH versus placebo combined with standard of care treatment for PAH. The primary endpoint will be a measure of change in pulmonary vascular resistance, or PVR, with secondary endpoints based on hemodynamic changes and exercise tolerance tests, including a six minute walk. Based on the proposed mechanism of action of ubenimex as a potential anti-proliferative, anti-inflammatory and disease modifying agent, dosing in the LIBERTY trial will be six months, which we believe will be sufficient time to demonstrate activity. First patient was dosed in LIBERTY in July 2016. We anticipate 6 months dosing to be completed by end of 2017.

Ubenimex for Lymphedema

A study conducted at Stanford demonstrated that LTB4 is elevated in both animal models of lymphedema and human lymphedema. Elevated LTB4 is associated with tissue inflammation and impaired lymphatic function. Targeted pharmacologic inhibition of LTB4 promotes physiologic lymphatic repair and reverses lymphedema disease in treated animals.

Researchers at Stanford demonstrated a novel function of LTB4 in the pathogenesis of lymphedema suggesting that blocking the effects of LTB4 may be a promising and potentially safe new therapeutic strategy for this disease. We intend to conduct a clinical study to explore if blocking the effects of LTB4 may be useful as a new treatment for lymphedema.

Lymphedema Disease Overview

About Lymphedema

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

Preclinical LTB4 Data in Lymphedema

An animal model of lymphedema was used to mimic the physiological changes seen in lymphedema patients. In this model, acquired lymphedema was surgically induced in the tails of mice through the ablation of lymphatic trunks. As the tail volume increases, there is an accumulation of fibroblasts, fat cells and skin cells in the tail, and poor clearance of immune cells from the tail. As lymphedema is established in this model, the levels of LTB4 in serum rise significantly. For surgical controls (sham animals), skin incision alone was performed without lymphatic cautery. Normal controls did not go under any surgical manipulation. When serum from human lymphedema patients was examined, the LTB4 levels were also significantly (p<0.0001) elevated compared to normal controls (control n=18, lymphedema patients n=8).

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

Our Planned Solution: Ubenimex for Lymphedema

Clinical Plan

We in-licensed ubenimex from Nippon Kayaku in 2015 and have relied on Nippon Kayaku’s prior Phase 1 clinical data and experience with ubenimex to understand safety. We submitted a U.S. IND in January 2016 for ubenimex in lymphedema. We filed an additional IND for ubenimex in lymphedema with FDA in December 2015. Our Phase 2 clinical proof of concept trial for ubenimex in lymphedema is called ULTRA (Ubenimex Lymphedema Trial to Restore Activity). The trial is expected to enroll approximately 40 patients at Stanford with a goal to assess activity of ubenimex versus placebo. The primary endpoint is a measure of change in skin fold thickness from baseline. Secondary endpoints include change in limb volume from baseline and patient reported outcomes, including quality of life. Based on the proposed mechanism of action of ubenimex, as a potential anti-proliferative and a potential disease modifying agent, dosing in the planned trial is expected to be six months, which we believe represents sufficient time to demonstrate activity. First patient was dosed in July 2016. We plan to complete enrollment during the second half of 2017.

Manufacturing

We currently contract with third parties for the manufacturing of all of our product candidates for preclinical and clinical studies and intend to do so in the future. We do not own or operate manufacturing facilities for the production of clinical trial quantities of our product candidates and have no plans to build our own clinical or commercial scale manufacturing capabilities. We believe that the use of contracted manufacturing organizations, or CMOs, eliminates the need for us to directly invest in manufacturing facilities and equipment and additional staff. Although we rely on contract manufacturers, our personnel and consultants have extensive manufacturing experience overseeing our CMOs.

To date, our third-party manufacturers have met the manufacturing requirements for the product candidates. We expect third-party manufacturers to be capable of providing sufficient quantities of our product candidates to meet anticipated full scale commercial demands but have not assessed these capabilities beyond the supply of clinical material. We plan to identify commercial contract manufacturers as we move our product candidates to Phase 3 clinical trials. We believe there are alternate sources of manufacturing that could be identified and enabled to satisfy our clinical and commercial requirements, however, we cannot be certain that identifying and establishing alternative relationships with such sources can be successful, cost effective, or completed on a timely basis without significant delay in the development or commercialization of our product candidates.

Lonafarnib (LNF)

The drug product for completed LNF Phase 2 clinical studies for the treatment of HDV was manufactured by Merck. We have successfully completed the technology transfer for manufacture of the LNF drug substance and the LNF drug product to our third-party manufacturers. All future clinical trials will be conducted with product manufactured by these CMOs.

PEGylated Interferon Lambda (Lambda)

We have completed the technology transfer from the licensor, BMS for our PEGylated Interferon Lambda product. As part of the license agreement, sufficient inventory of drug substance and drug product was obtained to complete our Phase 2 and initiate our Phase 3 clinical trials. We have initiated start-up activities at a new drug product facility and expect to complete the first GMP campaign in 2017. The drug substance CMO remains the same CMO contracted by BMS and no changes are anticipated for the drug substance manufacturing process.

Exendin 9-39

The drug product for exendin 9-39 for the treatment of PBH for Phase 2 clinical studies is manufactured by a third-party CMO.

Ubenimex

Nippon Kayaku manufactures the drug substance and drug product for ubenimex Phase 2 clinical studies for the treatment of PAH and lymphedema. We are in the process of transferring the drug substance process from Nippon Kayaku to our CMO. We have successfully manufactured a new formulation for the drug product which is intended to improve dosing compliance and reduce capsule burden. This new formulation will be introduced into our Phase 2 Open Label Extension for PAH and ultimately the Phase 3 clinical trial and commercial materials.

Intellectual Property

We strive to protect those proprietary technologies we believe are important to our business. We seek and maintain, where available, patent protection for our product candidates including: composition of matter, method(s) of use, and process patents covering manufacture and/or formulation. We have also licensed patents and patent applications that cover certain of our product candidates and/or their manufacture, use, or formulation.

We also rely, or plan to rely, on regulatory exclusivity, including orphan drug designation and New Chemical Entity (NCE) and Biologic License Application (BLA) exclusivities, as well as trade secrets and carefully monitor our proprietary information to protect all aspects of our business.

We plan to continue to expand our intellectual property portfolio by filing patent applications on new dosage forms, methods of treatment, and compositions of matter for our product candidates. We file and prosecute patent applications in the United States and Europe, and when appropriate, additional countries, including Japan, Korea and China.

Our success will depend significantly upon our ability to: (i) obtain and maintain patents and other exclusivity protections for commercially important technology, inventions and know-how related to our business; (ii) prosecute our patent applications to issue as patents and defend and enforce our patents; (iii) maintain our licenses to use intellectual property owned by others; (iv) preserve the confidentiality of our trade secrets, and (v) operate without infringing the valid and enforceable patents and other proprietary rights of others. In addition to maintaining our existing proprietary assets, we seek to strengthen our proprietary positions when economically reasonable to do so. Our ability to augment our proprietary position relies on its: (i) know-how; (ii) ability to access technological innovations, and (iii) ability to in-license technology when appropriate.

The patent positions of pharmaceutical/biotechnology companies like us are generally uncertain and involve complex legal, scientific, and factual issues. In addition, the scope claimed in a patent application can be significantly reduced during the patent prosecution process before any patent issues. After issuance of a patent, if the issued patent is challenged, then the courts can redefine the scope of the patent, including by invalidating some or all of the patent claims, or rendering the patent unenforceable in its entirety. Consequently, we do not know with certainty whether patents will issue in each country where we or our licensors file patent applications, or if those patent applications, if ever issued, will issue with claims that cover our product candidates, or, even if they do issue, whether the patent or its relevant claims will remain enforceable upon challenge. Accordingly, we cannot predict with certainty whether the patent applications we are currently pursuing will issue as patents in a particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from potential competitors to make any of our products commercially successful. Any of our patents, including already issued in-licensed patents or any patents that may issue to us or our licensors in the future, could be challenged, narrowed, circumvented, or invalidated by third parties. Newly filed patent applications in the United States Patent and Trademark Office, or the USPTO, and certain other patent offices are maintained in secrecy for a minimum of 18 months, and publications of discoveries in the scientific or patent literature often lag far behind the actual discoveries themselves. Further, the date of an invention is typically not publicly disclosed. For these reasons, we cannot be certain that inventions claimed in pending patent applications were not invented by another party prior to our invention, or claimed in a patent application filed before the effective filing date of our applications, in either of which case the claims may not be patentable to us. For certain applications with an effective filing date prior to March 13, 2013, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention. Also, while we are not currently participating in any interferences or post-grant challenge proceedings, such as patent oppositions, post-grant reexamination proceedings, inter parties review proceedings and patent litigation, that seek to invalidate claims of pending patent applications or issued patents, we may have to participate in such proceedings in the future. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us.

The term of individual patents depends upon the legal term of the patents in the countries where they are issued. In most countries, the standard patent term for inventions relating to human drugs and their formulation and use is 20 years from the date of filing the first non-provisional patent or international application under the Patent Cooperation Treaty of 1970, or the PCT.

Patent Protection of Our Product Candidates

Our product candidates and/or their uses in one or more indications of interest to us are covered by in-licensed patents and patent applications and by our own patent applications.

Lonafarnib (LNF). We have in-licensed from Merck a portfolio of patents covering the compound, formulations of the compound, and synthesis, but these expire before the anticipated launch date of the LNF product candidate. We have a PCT application that claims the use of LNF in combination with RTV and/or optionally other drugs for the treatment of HDV infection that has matured into patent applications in at least the United States, the European Patent Office, or the EPO, Japan, Korea and China. Any patents that issue from this these applications will expire in 2035, but a patent term extension (as described below) of up to 5 years is available in the United States, and we expect LNF to be eligible for this additional protection. In addition, we expect LNF to be eligible for NCE status, and LNF has been granted orphan drug designation by the FDA and the EMA in this indication, which respectively provide five, seven and ten years of regulatory exclusivity.

We have filed two additional PCT applications, one relating to methods for treating HDV with LNF in combination with Ritonavir and the other for the combination drug products useful in such methods. The PCT is an international patent law treaty that provides a single PCT application can be converted into a patent application in any of the more than 145 PCT contracting states, providing a cost-effective means for seeking patent protection in numerous regions or countries. Conversion of a PCT application into an application in any of the contracting states typically occurs about 30 months after a priority application is filed, or about 18 months after the PCT application filing date. An applicant must undertake prosecution within the allotted time in the patent offices of any, or a combination, of the contracting states or in a regional patent office it determines to undertake patent issuance in protection in such country or territory. We have not yet determined the countries in which we will pursue potential patent protection from this PCT application, but even if we determine to make such filings, our efforts may not result in the issuance of patents as a result.

Pegylated interferon-lambda (Lambda). We have in-licensed from BMS a portfolio of patents relating to the manufacture, use, and compositions of interferon Lambda modified by polyethylene glycol derivatization (Lambda). The key United States composition of matter patent in this portfolio expires in 2025, but we expect to be eligible for the full 5 years of patent term extension for that patent. In addition, we expect Lambda to be filed under a BLA and so Lambda would be eligible for 12 years reference product exclusivity (4 years in filing exclusivity; 12 years for data), as well as orphan drug exclusivity in this indication. We also filed a PCT application relating to the use of Lambda in HDV.

Exendin 9-39. We have in-licensed from Stanford two PCT applications that claim the use of exendin 9-39 and other agents in the treatment of hypoglycemia associated with bariatric surgery, including in PBH. Any patents that issue from these PCT applications will expire in 2036 without extension and will be eligible for patent term extension of up to 5 years is available in the United States. Exendin 9-39 to be eligible for orphan drug designation exclusivity in this indication, which as noted above provides seven years and twelve years of regulatory exclusivity in the United States and Europe, respectively.

Ubenimex.

PAH. We have in-licensed from Stanford issued U.S. Patent No. 9,233,089 and a corresponding pending EPO application that claim the use of ubenimex and other agents in the treatment of PAH; a continuation application of the U.S. patent is also pending. We have also in-licensed from Nippon Kayaku the exclusive right outside Asia to access its regulatory dossier for ubenimex, which we believe to be a significant competitive advantage. U.S. Patent No. 9,233,089 (and from any patent that issues in the EPO or from any U.S. continuation) will expire in 2033. The U.S. patent may be eligible for patent extension of up to 5 years in the United States. Ubenimex is eligible for orphan drug designation exclusivity in this indication.

Lymphedema. We have also in-licensed from Stanford a PCT application that claims the use of ubenimex and other agents in the treatment of lymphedema. This PCT is not due for nationalization until 2017, and if nationalized and issued, any patents that result from this PCT filing would expire in 2036. Any US patent may be eligible for patent extension of up to 5 years in the United States.

Regulatory Exclusivity and Patent Term Extension. If ubenimex is approved in any indication, it would be entitled to NCE exclusivity, which would provide for five years of regulatory exclusivity for the approved product. In addition, the FDA has granted orphan drug designation to ubenimex for the treatment of PAH, and we are seeking orphan drug designation for ubenimex for the treatment of lymphedema. Orphan drug designation, if obtained, may provide seven years of regulatory exclusivity for each indication upon NDA approval. However, patent term extension, as described below, will be available only for the first of the two indications to be approved.

Patent Term

In the United States, the patent term for an FDA-approved drug may be eligible for a patent term extension, or a PTE. The Hatch-Waxman Act of 1984 permits restoration of a portion of the patent term of a U.S. patent as compensation for the patent term lost during product development and the FDA regulatory review process if approval of the application for the product is the first permitted commercial marketing of a drug or biological product containing the active ingredient. The length of the PTE is based on the length of time it takes for the drug to complete the pre-market regulatory approval requirements. The time required for approval of a NDA or BLA and 50% of the time spent in testing phase, reduced by any periods of lack of diligence, are credited up to a maximum five year extension. The PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent per approved drug may be extended and a patent can only be extended once; thus, even if a single patent is applicable to multiple products, it can only be extended based on one product.

Similar provisions to extend the term of a patent that covers an approved drug may be available in certain other foreign jurisdictions. For example, in Europe, a supplementary protection certificate (SPC), if granted, may extend certain patent rights for up to 5 years. In addition, in Europe, marketing approval obtained through the European Medicines Agency (EMA) may provide a period of ten years of regulatory data exclusivity from the time of approval. When possible, depending upon the length of clinical trials and other factors involved in the filing of NDAs and BLAs for our products, we expect to apply for patent term extension for patents covering our product candidates and their methods of use both in the United States and any foreign jurisdiction where available. There is no guarantee, however, that the applicable authorities will agree to grant extensions, and if granted, what the length of those extensions will be.

Other Proprietary Rights and Processes

We also rely on trade secret protection for some of our confidential and proprietary information. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business, scientific, development or financial affairs that are either developed or made known to the individual during the course of the individual’s relationship with us are to be kept confidential and not disclosed to third parties except in specific circumstances. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and disclose our technology. If these events happen, we may not be able to meaningfully protect our trade secrets.

Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or based on the employee’s use of our confidential information are our exclusive property or that we have an exclusive royalty free license to use such technology.

Competition

The biopharmaceutical industry is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Given the significant unmet medical need for novel therapies to treat chronic hepatitis delta infection, post-bariatric surgery-induced hypoglycemia associated with bariatric surgery, PAH and lymphedema, these conditions are where various treatments from many companies are used and where many public and private universities and research organizations are actively engaged in the discovery, research and development of product candidates. As a result, there are and will likely continue to be extensive resources invested in the discovery and development of new products to treat these unmet medical needs. We anticipate facing intense and increasing competition as new products enter the market and advanced technologies become available.

In addition, there are numerous multinational pharmaceutical companies and large biotechnology companies currently marketing or pursuing the development of products or product candidates targeting the same indications as our product candidates. Many of our competitors, either alone or with strategic partners, have or will have substantially greater financial, technical and human resources than us. Accordingly, our competitors may be more successful than us in developing or marketing products and technologies that are more effective, safer or less costly. Additionally, our competitors may obtain regulatory approval for their products more rapidly and may achieve more widespread market acceptance. Accelerated mergers and acquisitions activity in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and patient registration for clinical studies and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our potential competitors and the related stage of development of their product candidates in target indications is as follows:

•	Hepatitis delta virus: Replicor, Inc. (Phase 2), Hepatera Ltd (Phase 2) and Alnylam Pharmaceutical, Inc. (preclinical);
•	Hypoglycemia associated with bariatric surgery: Xoma Corporation (Phase 2);
•	Pulmonary arterial hypertension: Reata Pharmaceuticals, Inc. (Phase 2), Arena Pharmaceuticals (Phase 2), and United Therapeutics Corporation (Phase 1);
•	Lymphedema: Novartis (Phase 2).

There are other therapies that are used or may be used for our targeted indications, however, we do not believe that these therapies are potentially curative for our targeted indications. For example, there are a number of therapies used for symptomatic relief of PAH such as calcium channel blockers and diuretics as well as vasodilators. Other products in clinical development or marketed for other indications may be used in competition with our product candidates if we are able to identify potential market opportunities of interest. For example, HDV has not been generally identified as a target for development compared to hepatitis B or hepatitis C, and products on the market or in development for those indications may potentially be tested in HDV as the understanding of the potential medical need for therapies in this indication become more widely understood.

We believe that the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety and tolerability profile, convenience in dosing, product labeling, cost-effectiveness, price, the level of generic competition and the availability of reimbursement from the government and other third-parties. Our commercial opportunity could be reduced or eliminated for any of our products if our competitors have products that are approved earlier than our product candidates or are superior compared to our product candidates or if our product candidates do not result in an improvement in condition compared to those other products.

License and Asset Purchase Agreements

License Agreement with Merck

In September 2010, we entered into an exclusive license agreement with Schering Corporation, subsequently acquired by Merck & Co., Inc., or Merck, which provides us with the exclusive right to develop and commercialize lonafarnib. As consideration for such exclusive right, we issued Private Eiger convertible preferred stock with a fair value of $0.5 million when the agreement was executed in September 2010. This preferred stock was converted to 27,350 shares of common stock upon the Merger. In addition, we are obligated to pay Merck up to an aggregate of $27.0 million in development milestones and will be required to pay tiered royalties based on aggregate annual net sales of all licensed products ranging from mid-single to low double-digit royalties on net sales. Our obligation to pay royalties to Merck expires on a country-by-country and product-by-product basis on the later of the expiration of the last to expire patent assigned to us under the agreement, which is estimated to be in December 2016; or on the tenth anniversary of the first commercial sale of the product. In May 2015, the first regulatory milestone was achieved and we paid the related milestone payment of $1.0 million to Merck. The amount was recorded as a charge to research and development expense during the year ended December 31, 2015. No additional charges were recorded during the year ended December 31, 2016.

The Merck License will continue for so long as we owe royalty payments to Merck under the agreement. Each party has the right to terminate the Merck License Agreement for the other party’s uncured material breach or bankruptcy. Merck also has the right to terminate the agreement if we discontinue development and commercialization of LNF for a specified period of time. In addition, we have the right to terminate the agreement, with notice, for any reason.

Asset Purchase Agreement with Eiger Group International, Inc.

In December 2010, we entered into an Asset Purchase Agreement with Eiger Group International, Inc., or EGI, dated December 8, 2010, or the EGI APA. Dr. Jeffrey Glenn is the sole owner of EGI.

Under the EGI APA, we purchased all the assets including intellectual property rights related to the use of farnesyl transferase inhibitors as anti-viral agents and methods to treat viral infection with those inhibitors. We also purchased all assets including intellectual property rights related to the use of inhibitors of prenylation, prenyl cysteine methyltransferase, and a specified protease as anti-viral agents and methods to treat viral infection with those inhibitors. We are obligated to use commercially reasonable efforts to develop and commercialize the licensed products in major markets.

Under the EGI APA, we paid EGI an upfront payment of $0.4 million. Additionally, we are obligated to pay EGI a low single-digit royalty based on aggregate annual net sales of products developed using the intellectual property. Within the first ten years after commercialization, we may make a one-time payment of $0.5 million for each contract for the three types of product related to such intellectual property that would reduce the payment term for the three products to the tenth anniversary of the first commercial sale. The obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of either when the product is no longer sold in any country or the earliest of the tenth anniversary of the first commercial sale of the product.

The term of the EGI APA extends until expiration of all payment obligations, and we may terminate the agreement upon notice to EGI. EGI may terminate the EGI APA if we fail to use commercially reasonable efforts to develop and commercialize licensed products. In addition, each party may terminate the EGI APA for the other party’s uncured material breach or bankruptcy. In the event of any termination, other than termination by us for EGI’s breach, we will assign the purchased assets back to EGI.

In November 2012, we entered into an agreement with EGI whereby we sold all of the assets related to the compound clemizole, including any related intellectual property. EGI is obligated to pay to us a high single-digit royalty on future aggregate annual net sales, subject to certain reductions and exceptions. EGI’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of either expiration of the last to expire patent sold to EGI under the agreement or the earliest of the tenth anniversary of the first commercial sale of the product.

License Agreement with Janssen Pharmaceutica NV

In December 2014, we, through our wholly-owned subsidiary EB Pharma, LLC, or EBP, entered a License Agreement, or the Janssen License Agreement, with Janssen Pharmaceutica NV, or Janssen, dated December 19, 2014.

Under the Janssen License Agreement, Janssen granted us an exclusive, worldwide, license to develop, manufacture, and sell products containing the compound tipifarnib for all therapeutic and diagnostic uses in humans, including any such uses for human virology diseases, but excluding oncology diseases.

We are responsible for the development of at least one product in a major market country and for commercialization of products in all countries where necessary authorization is obtained, both at our cost and expense. We may manufacture, develop, and commercialize the products itself or we may grant one or more sublicenses for such purposes. However, for a period of time following completion of the proof of concept trial, Janssen has a first right of negotiation for an exclusive license back from us to develop and commercialize tipifarnib in any country in the world.

Under the Janssen License Agreement, we are obligated to make development milestone payments in aggregate of up to $38.0 million, sales milestone payments in aggregate of up to $65.8 million, and pay a tiered royalty, ranging from the mid single to low double digits, based on aggregate annual net sales of all licensed products. If we grant a sublicense, we are obligated to pay Janssen a portion of the sublicensing income received. As of December 31, 2016, the product has not reached commercialization and no milestones have been paid.

The Janssen License Agreement will continue for so long as we owe royalty payments to Janssen under the agreement or for so long as there is a valid patent claim under the agreement, whichever is longer. Both parties have the right to terminate the agreement for the other party’s uncured material breach of the agreement or for the other party’s bankruptcy. Janssen also has the right to terminate the agreement if we fail to meet certain specified diligence obligations. In addition, we have the right to terminate the agreement without cause at any time.

License Agreement with Nippon Kayaku Co., Ltd.

In May 2015, Eiccose, LLC, or Eiccose, and Nippon Kayaku Co., Ltd, or NK, entered into a License Agreement, or NK License, dated May 1, 2015 pursuant to which NK granted Eiccose an exclusive license to develop, manufacture, and sell ubenimex outside certain identified Asia countries, including Japan, for the treatment of PAH and other inflammatory disease involving leukotriene B4. Eiccose assigned the NK License to us as part of the Eiccose asset purchase described below.

Under the NK License, we are responsible for the development and commercialization of ubenimex in our territory at our cost and expense. We will purchase ubenimex for development and commercial use from NK at agreed transfer prices under a separate supply agreement, but we have the option to manufacture and supply the product for Phase 3 studies and/or commercial use. If we exercise the manufacturing option, NK will transfer the manufacture of the product to us or our contract manufacturer, at our cost and expense, and we will pay NK a running, mid single-digit royalty on the net sales of ubenimex sold in our territory or, if the parties agree, a lump-sum payment, for the use of NK’s manufacturing know-how.

Under the NK License, we also granted back to NK an exclusive license to develop, manufacture, and sell ubenimex for the treatment of PAH and other inflammatory disease involving leukotriene B4 in the Asia countries comprising the NK territory. NK is responsible for the development and commercialization of ubenimex in the licensed indications in its territory at its own cost and expense. NK will pay us a running, mid single-digit royalty on net sales of ubenimex in the specified indications in NK’s territory.

The NK License Agreement will continue for so long as the parties and their sublicensees continue to develop and commercialize ubenimex for the treatment of PAH and other inflammatory disease involving leukotriene B4. Both parties have the right to terminate the agreement for the other party’s uncured material breach, and NK also has the right to terminate the agreement if we fail to meet certain specified diligence obligations. In addition, the parties may terminate the agreement if further development of the product is commercially, financially, or otherwise not advisable.

Asset Purchase Agreement with Tracey McLaughlin and Colleen Craig

In September 2015, we entered into an Asset Purchase Agreement with two individuals, Dr. Tracey McLaughlin and Dr. Colleen Craig, or the Sellers, dated September 25, 2015, or the Exendin APA. We also entered into a consulting agreement with the Sellers as part of the agreement.

Under the Exendin APA, we purchased all the assets and the intellectual property rights related to the compound exendin 9-39 from the Sellers, including an assignment of a license agreement with Stanford which covered exclusive rights with respect to the compound exendin 9-39. Under the assigned Stanford exclusive license agreement, we are obligated to pay Stanford a low, single-digit royalty on net sales after the first commercial sale of any product developed based on exendin 9-39.

Under the Exendin APA, we are obligated to pay a development milestone payments in aggregate up to $1.0 million to each of the Sellers and a low, single-digit royalty based on aggregate annual net sales of all products developed based on exendin 9-39 subject to certain reductions and exceptions. Our obligation to pay royalties expires on the expiration of the last to expire patent assigned to us under the agreement. We also agreed to retain each of the Sellers pursuant to a consulting agreement with a term of one year, subject to annual renewal. The consulting agreement with Dr. Tracey McLaughlin was extended during the year ended December 31, 2016. The consulting agreement with Dr. Colleen Craig was not extended during the year ended December 31, 2016. As of December 31, 2016, the product has not reached commercialization and no milestones have been paid.

Asset Purchase Agreement with Eiccose, LLC

In October 2015, we entered into an asset purchase agreement with Eiccose, LLC., or Eiccose, whereby Eiccose sold all of the assets related to the treatment of pulmonary arterial hypertension, or PAH, treatment of lymphedema and products containing ubenimex for the treatment of disorders involving LTB4, and any related intellectual property to us (the “Eiccose APA”). David Cory, the President, Chief Executive Officer and director of ours, is the sole managing member and significant equity interest holder of Eiccose. We made a payment to Eiccose of $0.1 million representing reimbursement of certain previously incurred expenses, including payments and accrued amounts owed to Stanford in connection with the license agreement for the treatment of Lymphedema and the license agreement for the treatment of PAH. The Eiccose APA also provided that, upon a next round of financing pursuant to which we sold shares of capital stock resulting in gross proceeds of at least $25.0 million, we would issue to Eiccose fully vested shares of our common stock equal to 1.75% of the total number of our outstanding capital stock, before Merger. In October 2015, we recorded $1.5 million in research and development expenses and a corresponding liability representing the fair value of our obligation to issue common stock to Eiccose.

On March 22, 2016, we issued to Eiccose 96,300 fully vested shares of common stock pursuant to the terms of the Eiccose APA. In connection with this transaction we remeasured the fair value of the obligation to issue common stock at the settlement date and the change in fair value of $0.2 million was recognized within other expense, net in the consolidated statement of operations during the year ended December 31, 2016. Upon the settlement of the obligation with the issuance of shares on March 22, 2016, the liability was reclassified to common stock and additional paid-in capital within stockholders’ equity.

We are also obligated to pay to Eiccose an aggregate of up to a maximum of $10.0 million of commercial milestones in connection with future sales of the product and royalties in the low single-digits based on aggregate annual net sales following the first commercial sale of any product. As of December 31, 2016, the product has not reached commercialization and no milestones have been paid.

Exclusive Agreement with the Board of Trustees of the Leland Stanford Junior University—Lymphedema

In October 2015, as part of the assets we purchased from Eiccose, we acquired and were assigned an Exclusive Agreement, or the Stanford Lymphedema Agreement, between Eiccose and the Board of Trustees of Stanford dated October 27, 2015.

Under the Stanford Lymphedema Agreement, Stanford granted us an exclusive, worldwide license under specified patent rights related to the treatment of lymphedema, to manufacture, use, and sell products covered by the licensed patents for all uses.

We are responsible for the development and commercialization of any products under the license at our cost and expense, and are obligated to use commercially reasonable efforts to achieve certain specified milestones. In consideration of the license, we paid to Stanford a low, single-digit equity interest and are obligated to make development and commercial milestone payments in aggregate of up to $0.5 million as well as a low, single-digit royalty on net sales of any products. As of December 31, 2016, the product has not reached commercialization and no milestones have been paid.

Stanford may terminate the agreement for our uncured material breach or bankruptcy. Stanford also has the right to terminate the agreement if we fail to develop and commercialize products in accordance with certain specified diligence obligations. We have the right to terminate the agreement without cause at any time.

Exclusive Agreement with the Board of Trustees of the Leland Stanford Junior University—PAH

In October 2015, as part of the assets we purchased from Eiccose, we also acquired an Exclusive Agreement between Eiccose and Stanford, dated May 1, 2015, or the Stanford PAH Agreement.

Under the Stanford PAH Agreement, Stanford granted us an exclusive, worldwide license under specified patent rights related to the treatment of PAH and improved right ventricle function, to manufacture, use, and sell products covered by the licensed patents for all uses. Stanford and other non-profit research institutions retain the right to practice under the licensed patents for any non-profit purpose.

We are responsible for the development and commercialization of the products at our cost and expense, and are obligated to use commercially reasonable efforts to achieve certain specified milestones. We may satisfy these requirements our self, through our affiliates, or through granting one or more sublicenses. We are obligated to give Stanford a low, single-digit equity interest, make development and commercial milestone payments in aggregate of up to $0.5 million, and pay a low, single-digit royalty on net sales of the products. If we grant a sublicense, we will pay Stanford a portion of the sublicensing income received.

Stanford may terminate the agreement for our uncured material breach or bankruptcy. Stanford also has the right to terminate the agreement if we fail to develop and commercialize products in accordance with certain specified diligence obligations. We have the right to terminate the agreement, with notice, for any reason.

License Agreement with Bristol-Myers Squibb Company

In April 2016, we entered into a License Agreement, or the BMS License Agreement, and a Common Stock Purchase Agreement, or BMS Purchase Agreement, with Bristol-Myers Squibb Company, or BMS, dated April 20, 2016.

Under the BMS License Agreement, BMS granted us an exclusive, worldwide, license to research, develop, manufacture, and sell products containing the proprietary BMS molecule known as PEG-interferon Lambda-1a, or the Licensed Product, for all therapeutic and diagnostic uses in humans and animals.

We are responsible for the development and commercialization of the Licensed Product at our sole cost and expense. In April 2016, under the BMS License Agreement we paid an upfront payment of $2.0 million in cash and issued 157,587 shares of our common stock to BMS with an aggregate fair value of $3.2 million. The BMS Purchase Agreement grants BMS certain registration rights with respect to the shares of common stock delivered, and BMS has agreed to certain trading and other restrictions with respect to the shares purchased.

Under the BMS License Agreement, we are obligated to make development and regulatory milestone payments totaling $61.0 million and commercial sales milestones of up to $128.0 million after the achievement of specified milestones. We are also obligated to pay BMS annual net sales royalties in the range of mid-single to mid-teens, depending on net sales levels. If we grant a sublicense, we are obligated to pay BMS a portion of the sublicensing income received. As of December 31, 2016, the product has not reached commercialization and no milestones have been paid.

Government Regulations and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

FDA Approval Process

All of our current product candidates are subject to regulation in the United States by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDC Act, and it’s implementing regulations. Our Lambda product candidate is additionally subject to regulation as a biologic under the Public Health Service Act. The FDA subjects drugs and biologics to extensive pre and post market regulation. Failure to comply with the FDC Act and other federal and state statutes and regulations may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, BLAs, withdrawal of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal penalties.

FDA approval is required before any new biologic, drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. The process required by the FDA before a new drug may be marketed in the United States is long, expensive, and inherently uncertain. Drug development in the United States typically involves completion of preclinical laboratory and animal tests, submission to the FDA of an Investigational New Drug application, or IND, which must become effective before clinical testing may commence, approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated, performance of adequate and well controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought, submission to the FDA of an NDA or BLA, satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced, and FDA review and approval of the NDA or BLA. Developing the data to satisfy FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product, disease or indication.

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

Clinical trials to support an NDA or BLA for marketing approval are typically conducted in three sequential phases, although there is leeway to overlap or combine these phases.

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

In some cases, FDA may condition approval of an NDA or BLA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after approval. In other cases, a sponsor may voluntarily conduct additional clinical trials post approval to gain more information about the drug. Such post approval trials are typically referred to as Phase 4 clinical trials.

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

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA requesting approval to market the drug or biologic for one or more specified indications. FDA review and approval of the NDA or BLA is required before marketing of the product may begin in the United States. The NDA or BLA must include the results of all preclinical, clinical, and other testing, including negative or ambiguous results as well as positive findings, together with other detailed information including compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The application must also contain extensive manufacturing information. The FDA reviews an NDA or BLA to determine, among other things, whether a product is safe and effective for its intended use. The cost of preparing and submitting an NDA or BLA is substantial. Under federal law, the submission of most NDAs and BLAs is subject to both a substantial application user fee and annual product and establishment user fees. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. Once the submission is accepted for filing, the FDA begins an in-depth review.

Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has agreed to certain performance goals in the review of applications. Standard applications are generally reviewed within ten months of filing, or twelve months from submission. Although FDA often meets its user fee performance goals, the FDA can extend these timelines if necessary, and FDA review may not occur on a timely basis. The FDA usually refers applications for novel drugs, or drugs that present difficult questions of safety or efficacy, to an advisory committee—a panel of independent experts, typically including clinicians and other scientific experts—for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of the advisory committee, but it generally follows its recommendations. Before approving an NDA or BLA, the FDA will typically inspect one, or more, clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the product is manufactured. The FDA will not approve an application unless it verifies that compliance with cGMP requirements is satisfactory and that the manufacturing processes and facilities are adequate to assure consistent production of the product within required specifications. The FDA will not approve a product unless the application contains data showing substantial evidence that it is safe and effective in the indication studied.

After the FDA evaluates the application and conducts its inspections, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies contained in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application, including potentially significant, expensive and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. Even if such data are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive, and the FDA may interpret data differently than we do. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the application, the FDA will typically issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of additional information requested. FDA approval is never guaranteed. The FDA may refuse to approve an application if applicable regulatory criteria are not satisfied.

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

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant an orphan drug designation to products intended to treat a rare disease or condition—generally one that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting the NDA or BLA. After the FDA grants orphan drug designation, the FDA publicly discloses the drug’s identity and its intended orphan use. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first active moiety to be approved to treat a disease with FDA’s orphan drug designation is entitled to a seven-year period of marketing exclusivity in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, regardless of patent status, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or if the FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different chemical/biological entity for the same disease or condition. An orphan drug designation also does not preclude the same drug from being developed for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research expenses and a waiver of the application user fee.

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

Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new application or supplement before the change can be implemented. A supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing supplements as it does in reviewing NDAs or BLAs. Obtaining new indication is an important part of managing the life cycle of the drug.

Adverse Event Reporting and cGMP Compliance

Recordkeeping, adverse event reporting and the submission of periodic reports are required following the FDA’s approval of an NDA or BLA. The FDA also may require post-marketing testing or Phase 4 clinical trials, REMS, or surveillance to monitor the effects of an approved drug. In addition, the FDA may place conditions on an approval that could restrict the distribution or use of the product. Furthermore, manufacture, packaging, labeling, storage and distribution procedures must continue to conform to cGMPs after approval. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies to assess compliance with ongoing regulatory requirements, including cGMPs. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMPs. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution or withdraw approval of the NDA for that drug. Regulatory authorities may also withdraw product approvals, request product recalls, or impose marketing restrictions through labeling changes or product removals upon discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes.

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by federal, state, and local authorities in addition to the FDA. These other agencies include, without limitation, the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, as well as state and local governments. Such agencies enforce a variety of laws, including without limitation, anti-kickback and false claims laws, data privacy and security laws, and physician payment transparency laws.

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

We may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final Omnibus Rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as service providers of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect, thus complicating compliance efforts.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Physician Payments Sunshine Act imposes, among other things, annual reporting requirements for covered manufacturers for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties of up to an aggregate of $0.2 million per year and up to an aggregate of $1.0 million per year for “knowing failures.” Covered manufacturers must submit reports by the 90th day of each calendar year. In addition, certain states require implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or tracking and reporting of gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to it, we may be subject to penalties, including potentially significant criminal, civil and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

International Regulation

In addition to regulations in the United States, a variety of foreign regulations govern clinical trials, commercial sales, and distribution of drugs. Whether or not we obtain FDA approval for a drug, we or our collaborators must obtain approval of the drug by the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing of the drug in those countries. The approval process varies from country to country and the time to approve may be longer or shorter than that required for FDA approval. Further, to the extent that any of our products are sold in a foreign country, we may be subject to additional foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of any products for which we receive regulatory approval for commercial sale will therefore depend in part on the availability of reimbursement from third-party payors, including government health administrative authorities, managed care providers, private health insurers, and other organizations.

The process for determining whether a third-party payor will provide coverage for a drug product typically is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of drug products and medical services, in addition to questioning safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after FDA approval or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit.

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. By way of example, in the United States, the Affordable Care Act, or ACA, contains provisions that may reduce the profitability of drug products. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.

Research and Development Expenses

Our research and development expenses were $33.0 million, $8.1 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Employees

As of December 31, 2016, we had a total of 20 full-time employees in the United States, thirteen of whom were primarily engaged in research and development activities and seven of whom were engaged in general management and administration. Eight of our employees have either an M.D. or a Ph.D. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced any work stoppage and consider our relations with our employees to be good.

Corporate Information

We were originally incorporated in California in December 2000 as Celladon Corporation. In April 2012, we reincorporated in Delaware and had our initial public offering in February of 2014. On March 22, 2016, Private Eiger completed its merger with Celladon in accordance with the terms of the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub merged with and into Private Eiger, with Private Eiger becoming a wholly-owned subsidiary of Celladon and the surviving corporation of the Merger. Immediately following the Merger, Celladon changed its name to “Eiger BioPharmaceuticals, Inc.” In connection with the Merger, our common stock began trading on The NASDAQ Global Market with the ticker symbol “EIGR” on March 23, 2016. Our principal executive offices are located at 350 Cambridge Avenue, Suite 350, Palo Alto, California 94306, and our telephone number is 650-272-6138. Our corporate website address is www.eigerbio.com. The contents of our website are not incorporated into this Annual Report on Form 10-K and our reference to the URL for our website is intended to be an inactive textual reference only.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the years ended December 31, 2016, 2015 and 2014, we reported a net loss of $47.1 million, $13.3 million and $1.5 million, respectively. As of December 31, 2016, we had an accumulated deficit of approximately $76.4 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

We believe that the currently available resources will be sufficient to fund our operations for at least the next 12 months following the issuance date of these consolidated financial statements. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including conducting clinical studies and providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect losses to increase as we advance five Phase 2 clinical development programs for potentially four indications. While we have not yet commenced pivotal clinical studies for any product candidate and it may be several years, if ever, before we complete pivotal clinical studies and have a product candidate approved for commercialization, we expect to invest significant funds into these clinical candidates to determine the potential to advance these compounds to regulatory approval.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:

•	continue the clinical development of our product candidates;
•	in-license or acquire additional product candidates;
•	undertake the manufacturing or have manufactured our product candidates;
•	advance our programs into larger, more expensive clinical studies;
•	initiate additional nonclinical, clinical, or other studies for our product candidates;

•	identify, educate and develop potential commercial opportunities, such as hepatitis D virus biology for our LNF product candidate;
•	seek regulatory and marketing approvals and reimbursement for our product candidates;
•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market ourselves;
•	seek to identify, assess, acquire, and/or develop other product candidates;
•	make milestone, royalty or other payments under third-party license agreements;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
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

In March 2016 we completed the Merger with Celladon and the failure to successfully integrate could adversely affect our future results.

Our success will depend, in significant part, on our ability to integrate successfully and to manage successfully the challenges presented by the integration process in the Merger with Celladon that was completed in March 2016. Potential difficulties that may be encountered in the integration process include the following:

•	using our cash and assets efficiently to develop our business;
•	appropriately managing our liabilities;
•	potential unknown or currently unquantifiable liabilities associated with the Merger and our operations;
•	difficulties in operating with a new management team as a public company; and
•	performance shortfalls as a result of the diversion of the management’s attention caused by integrating the Company’s operation as a public company following the Merger.

Covenants in our loan and security agreement restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, we may not meet the milestones required to access the final loan available under the agreement and may also not provide sufficient cash to meet the repayment obligations of our debt incurred under the loan and security agreement.

Our loan and security agreement with Oxford Finance LLC provides for up to $25.0 million in term loans due on July 1, 2021, of which $15.0 million in term loans has been borrowed to date. All of our current and future assets, except for intellectual property, are secured for our borrowings under the loan and security agreement. The loan and security agreement requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us.

Our failure to comply with any of the covenants could result in a default under the loan and security agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the loan and security agreement. If we are unable to repay those amounts, the lenders under the loan and security agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement. Moreover, our ability to access the final $10.0 million under the loan and security agreement is subject to our ability to achieve certain clinical development milestones, which we may not be able to meet and which and could adversely affect our liquidity. In addition, although we expect to borrow additional funds under the loan and security agreement, before we do so, we must first satisfy ourselves that we will have access to future alternate sources of capital, including cash flow from our own operations, equity capital markets or debt capital markets in order to repay any principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

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

We currently have five Phase 2 development programs focused on four separate indications. One of our product candidates, exendin 9-39, has only generated data in an academic setting and we may not be able to replicate or develop additional data to satisfy regulatory requirements for approval. For ubenimex, data to date has been developed for use in indications other than those that we have rights to or in which we plan to develop the product candidate. Similarly, some of our lonafarnib results to date rely on laboratory-developed assays that have not been validated or accepted by the FDA to assess the potential efficacy of the product. While we are undertaking confirmation with an European Medical Agency approved assay, there can be no assurance that the data we have seen to date may be replicated in such validated assay. In addition, we would need to verify that any of our clinical trials and results were undertaken and conducted in accordance with good clinical practices in connection with submission of such data and information to regulatory authorities for consideration in the conduct of additional studies or regulatory approval. There can be no assurance that the data that we develop for our product candidates in our planned indications will be sufficient to obtain regulatory approval.

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

Our approach to identifying and developing product candidates depends, in large part, on our ability to obtain orphan drug designation from regulatory authorities in major markets. Without the potential protection of this regulatory exclusivity upon approval, many of our product candidates would otherwise not justify investment as they are not protected by patents or they are otherwise marketed or generic products. While we assess the potential for obtaining orphan drug designation at the time that we contemplate the acquisition of product candidates and we intend to timely file for such designation, there can be no assurance that we will obtain orphan drug designation or be able to successfully meet the regulatory requirements to maintain that designation with the planned clinical trials for our product candidates. Failure to obtain orphan drug designation would make our product candidates significantly less competitive and potentially not viable investments for further development.

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
•

the data collected from clinical studies of our product candidates may not be sufficient or complete or meet the regulatory requirements to support the submission of a new drug application, or NDA, or other submission or to obtain regulatory approval in the United States or foreign jurisdictions. For example, the LOWR HDV – 1 and LOWR HDV – 2 study is not yet complete and we have identified and continue to assess certain good clinical practice violations at one site that may impact certain data and information that we plan to submit to the FDA;

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

The lengthy and uncertain regulatory approval process, as well as the unpredictability of the results of clinical studies, may result in our failing to obtain regulatory approval to market any of our product candidates or to be significantly delayed from our expectations for potential approval, which would significantly harm our business, results of operations, and prospects. In addition, although we have obtained orphan drug designation for two of our product candidates in our planned indications to date, there can be no assurance that the FDA will grant our similar status for our other proposed development indications or other product candidates in the future.

Drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.

Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of preclinical studies and early clinical studies of our product candidates may not be predictive of the results of larger, later-stage controlled clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. Our clinical studies to date have been conducted on a small number of patients in limited numbers of clinical sites and in academic settings or for other indications. We will have to conduct larger, well-controlled studies in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical studies. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase 2, Phase 3, or other clinical studies we have conducted or may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to obtain regulatory approval to receive regulatory approval or market our drug candidates. For example, the LOWR HDV – 1 and LOWR HDV – 2 study is not yet complete and we have identified and continue to assess certain good clinical practice violations at one site that may impact certain data and information that we plan to submit to the FDA.

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

•

failure by clinical sites or our CROs or other third parties to adhere to clinical study requirements or report complete findings such as the LOWR HDV – 1 and LOWR HDV – 2 study which is not yet complete and we have identified and continue to assess certain good clinical practice violations at one site that may impact certain data and information that we plan to submit to the FDA;

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

•	delays in reaching agreement on acceptable terms with third-party manufacturers and the time for manufacture of sufficient quantities of our product candidates for use in clinical studies.

Any inability to successfully complete clinical development and obtain regulatory approval could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, such as our plan to manufacture a new subcutaneous formulation of exendin 9-39, we may need to conduct additional studies or the results obtained from such new formulation may not be consistent with previous results obtained. Clinical study delays could also shorten any periods during which our products have patent protection and may allow competitors to develop and bring products to market before we do, which could impair our ability to obtain orphan drug designation exclusivity and to successfully commercialize our product candidates and may harm our business and results of operations.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects, including the reporting of potentially incomplete or inadequate safety data from LOWR HDV – 1 and LOWR HDV – 2, caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or terminate or conduct additional or larger clinical studies or even if approved, result in a restrictive label or delay regulatory approval by the FDA or comparable foreign authorities.

In addition, while our LNF product candidate has been studied in thousands of oncology patients and the most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), weight loss, fatigue and rash, treatment discontinuation across the LNF clinical studies conducted in oncology has been in the range of approximately 19-52% and we may experience comparable or higher rates of discontinuation in testing in our anti-viral, hepatitis D virus studies. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies by other uses of LNF for other indications or our own clinical trials. Additionally, while we have a license to another farnesyltranferase inhibitor compound, tipifarnib, from Janssen Pharmaceutica, N.V., or Janssen, Janssen has granted rights to tipifarnib to Kura Oncology, Inc., or Kura, in oncology and negative results or undesirable side effects from Kura’s clinical trials for a compound with a similar mechanism of action may negatively impact the perception of LNF for anti-viral indications. Merck may also grant rights to other anti-viral or potentially other indications to other third parties. Undesirable side effects and negative results for other indications may negatively impact the development and potential for approval of our product candidates for our proposed indications.

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

We have relied upon and plan to continue to rely upon investigators and third-party CROs to conduct, monitor and manage our ongoing clinical programs. We rely on these parties for execution of clinical studies and manage and control only certain aspects of their activities. We remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We, our investigators, and our CROs and other vendors are required to comply all applicable laws, regulations and guidelines, including those required by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of our investigators, CROs or vendors fail to comply with applicable laws, regulations and guidelines, the results generated in our clinical studies may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies before approving our marketing applications. For example, since LOWR HDV – 1 and LOWR HDV – 2 have not yet completed, and we have identified and continue to assess certain good clinical practice violations at one site that may impact certain data and information that we plan to submit to the FDA. We cannot assure you that our CROs and other vendors will meet these requirements, or that upon inspection by any regulatory authority, such regulatory authority will determine that efforts, including any of our clinical studies, comply with applicable requirements. Our failure to comply with these laws, regulations and guidelines may require us to repeat clinical studies or conduct larger additional studies, which would be costly and delay the regulatory approval process.

If any of our relationships with investigators or third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs in a timely manner or do so on commercially reasonable terms. In addition, our CROs may not prioritize our clinical studies relative to those of other customers and any turnover in personnel or delays in the allocation of CRO employees by the CRO may negatively affect our clinical studies. If investigators or CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, our clinical studies may be delayed or terminated and we may not be able to meet our current plans with respect to our product candidates. CROs may also involve higher costs than anticipated, which could negatively affect our financial condition and operations.

In addition, we do not currently have, nor do we plan to establish the capability to manufacture product candidates for use in the conduct of our clinical studies, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale without the use of third-party manufacturers. We plan to rely on third-party manufacturers and their responsibilities will include purchasing from third-party suppliers the materials necessary to produce our product candidates for our clinical studies and regulatory approval. There are expected to be a limited number of suppliers for the active ingredients and other materials that we expect to use to manufacture our product candidates, and we may not be able to identify alternative suppliers to prevent a possible disruption of the manufacture of our product candidates for our clinical studies, and, if approved, ultimately for commercial sale. Although we generally do not expect to begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete the study, any significant delay or discontinuity in the supply of a product candidate, or the active ingredient or other material components in the manufacture of the product candidate, could delay completion of our clinical studies and potential timing for regulatory approval of our product candidates, which would harm our business and results of operations.

With respect to our LNF program, we procured an inventory of product from Merck to supply our initial clinical study needs. In 2016, we have transferred the manufacturing of drug substance and drug product to our third-party contractors. These vendors have successfully made GMP batches for our future clinical studies. With respect to our lambda program, as part of the license agreement, we obtained a substantial inventory of product from BMS sufficient to initiate our clinical trials. We are in the process of transferring the manufacturing technology to our third-party vendors and anticipate GMP manufacturing at those facilities to begin in 2017. With respect to our ubenimex program we have relied on Nippon Kayaku to provide us with product to conduct our trials and have completed the process of transferring the manufacturing of ubenimex to our third-party vendors in the US.

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

We focus our product development principally on treatments for orphan diseases. Given the small number of patients who have the diseases that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidate. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. For example, for LNF and lambda, HDV is associated with hepatitis B virus infection, which is a pre-requisite for the replication of HDV. Although we believe that the data are supportive of the increased severity of hepatitis in the presence of hepatitis D and hepatitis B virus co-infection compared to hepatitis B alone, there can be no assurance that our clinical trials will successfully address this condition. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies that may compete with our product candidates. For example, we have competitors both in the United States and internationally, including multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include Gilead, Merck, Roche, Replicor, Arrowhead, Novartis, Xoma, Reata and Arena as well as other smaller companies or biotechnology startups and large multinational pharmaceutical companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring, or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization, and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

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

Further, given our lack of prior experience in marketing and selling biopharmaceutical products, we may rely on future collaborators to commercialize our products. If collaborators do not commit sufficient resources to commercialize our future products and we are unable to develop the necessary marketing and sales capabilities on our own, we will be unable to generate sufficient product revenue to sustain or grow our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations, in particular in the markets our product candidates are intended to address. Without appropriate capabilities, whether directly or through third-party collaborators, we may be unable to compete successfully against these more established companies.

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

Our business strategy is to focus on product candidates for which orphan drug designation may be obtained in the major markets of the world. In addition, we rely or will rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property related to our technologies and product candidates. For example, the portfolio of patents licensed from Merck expires before the anticipated launch date of the LNF product candidate. Our success depends in large part on our and our licensors’ ability to obtain regulatory exclusivity and maintain patent and other intellectual property protection in the United States and in other countries with respect to our proprietary technology and products.

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

Even though we have orphan drug designation for LNF in the United States and Europe, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process.

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

Although we have licensed a number of patents covering methods of use and certain compositions of matter, we do not have complete patent protection for our product candidates. For example, the patent coverage for LNF expires before the anticipated launch date. Likewise, most of the patents covering products that we have licensed in from Stanford have limited protection outside of the United States. Therefore, a competitor could develop the same or similar product that may compete with our product candidate.

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

Patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend the patent or data exclusivity terms of products. With respect to ubenimex, LNF, lambda and exendin 9-39, a substantial portion of the potential commercial opportunity will likely rely on patent term extensions, and we cannot provide any assurances that any such patent term extensions will be obtained and, if so, for how long. As a result, we may not be able to maintain exclusivity for our products for an extended period after regulatory approval, which would negatively impact our business and results of operations. If we do not have sufficient patent terms or regulatory exclusivity to protect our products, our business and results of operations will be adversely affected.

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

We currently have rights to the intellectual property, through licenses from third parties and under patents that we do not own, to develop and commercialize our product candidates. Because our programs may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to maintain in effect these proprietary rights. For example, we have certain specified diligence obligations under our Stanford license agreements for our ubenimex and LNF product candidates. We may not be able to achieve the required diligence milestones in a timely manner, which may result in a right of termination by Stanford, and we may be unable to successfully negotiate an extension or waiver of those termination rights. Any termination of license agreements with third parties with respect to our product candidates would be expected to negatively impact our business prospects.

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

Risks Related to our Business Operations

We have previously identified a material weakness in our internal control over financial reporting and our current management team may fail to maintain an effective system of internal control, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations as a public company.

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

During 2016 we implemented measures to improve our internal control over financing reporting to address the underlying causes of the previously identified material weakness, including (i) the hiring of our Controller and other accounting personnel, (ii) establishing segregation of duties for review and approval of manual journal entries, (iii) establishing accounting policies and procedures, (iv) performing timely reviews of account reconciliations and accounting estimates, and (v) implementing appropriate disclosure controls and procedures. We believe the remediation steps outlined above were sufficient to remediate the previously identified material weakness in internal control over financial reporting as discussed above.

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

As of December 31, 2016, we had 20 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates, or additional pricing pressures.

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

•

The Physician Payments Sunshine Act requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payors, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We are currently conducting and will continue to conduct clinical trials in foreign countries, which could expose us to risks that could have a material adverse effect on the success of our business and the delivery of clinical trial data.

We currently conduct clinical trials in the United States; Ankara, Turkey; Hannover, Germany; Karachi, Pakistan; Auckland, New Zealand and Tel Aviv/Beersheba, Israel, and accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. Emerging regions, such as Eastern Europe, Latin America, Asia, and Africa, as well as more developed markets, such as the United Kingdom, France, Germany, and Australia, provide clinical study opportunities for us. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, Turkey is a key region for clinical activity relating to Hepatitis Delta, and further outbreaks of violence and political instability in the region could disrupt our clinical operations. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our financial results.

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

In July 2015, following Celladon’s announcements of the negative CUPID 2 data and the suspension of further research and development activities and the subsequent declines of the price of its common stock, three putative class actions were filed in the U.S. District Court for the Southern District of California against Celladon and certain of its current and former officers. The complaints generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, by making materially false and misleading statements regarding the clinical trial program for MYDICAR, thereby artificially inflating the price of Celladon’s common stock. The complaints sought unspecified monetary damages and other relief, including attorneys’ fees. On December 9, 2015, the district court consolidated the three putative securities class actions and appointed a lead plaintiff to represent the putative class. The lead plaintiff filed a consolidated amended complaint on February 29, 2016.

On October 7, 2016, the district court granted defendants’ motion to dismiss the consolidated amended complaint and granted leave to amend within 60 days from the date of the district court’s order. The lead plaintiff subsequently filed a notice of intent not to amend the consolidated amended complaint and instead indicated that it intended to appeal the district court’s decision. On December 9, 2016, the district court closed the case.

On December 28, 2016, the lead plaintiff filed a notice to the United States Court of Appeals for the Ninth Circuit appealing the district court’s order dismissing the consolidated amended complaint. The deadline to file the appellant’s opening brief is April 7, 2017.

It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our former officers and directors as defendants. We believe that we have meritorious defenses and intend to defend these lawsuits vigorously. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims. While we and Celladon’s former directors and officers have a separate liability insurance policy dedicated to any claims that may arise from premerger events, there is no assurance that the coverage will be sufficient. In addition, any such litigation could result in substantial costs and a diversion of our management’s attention and resources, which could harm our business.

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

The market price of our common stock has been and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	results or delays in preclinical studies or clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	unanticipated serious safety concerns related to the use of any of our product candidates;
•	reports of adverse events in other gene therapy products or clinical trials of such products;
•	inability to obtain additional funding;
•	any delay in filing an IND or NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;
•	our ability to obtain regulatory approvals for LNF or other product candidates, and delays or failures to obtain such approvals;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	failure to obtain orphan drug designation;
•	failure to maintain our existing third-party license and supply agreements;
•	failure by our licensors to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our product candidates;
•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services, or technologies by our competitors;
•	failure to meet or exceed financial and development projections we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinions regarding our business and stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to the hepatitis market generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with potential products of ours;
•	changes in the structure of health care payment systems; and
•	period-to-period fluctuations in our financial results.

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

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The recent Merger resulted in an ownership change and, accordingly, both parties’ net operating loss carryforwards and certain other tax attributes will be subject to further limitations on their use. We assessed whether Eiger had an ownership change, as defined by Section 382 of the Code, occurred from our formation through December 31, 2016. Based upon this assessment no reduction was made to the federal and state NOL carryforwards or federal and state tax credit carryforwards under these rules. Additional ownership changes in the future could result in additional limitations on the combined organization’s net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our corporate headquarters are located at 350 Cambridge Avenue, Suite 350, Palo Alto, California 94306 in a facility we lease encompassing approximately 1,570 square feet of office space. In December 2015, we entered into a sublease for 4,029 square feet of additional office space located at 366 Cambridge Avenue in Palo Alto, California 94306. The sublease commenced on January 26, 2016 and expires on March 30, 2017. In October 2016, the lease was modified to include two additional suites, 125 and 130 bringing our total leased space at 350 Cambridge Avenue to 3,877 square feet. The modified lease for this office space commenced on January 4, 2017 and expires in March 2018, has one two-year renewal option prior to expiration and includes rent escalation clauses through the lease term.

ITEM 3. Legal Proceedings

In July 2015, following Celladon’s announcements of the negative CUPID 2 data and the suspension of further research and development activities and the subsequent declines of the price of its common stock, three putative class actions were filed in the U.S. District Court for the Southern District of California against Celladon and certain of its current and former officers. The complaints generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, by making materially false and misleading statements regarding the clinical trial program for MYDICAR, thereby artificially inflating the price of Celladon’s common stock. The complaints sought unspecified monetary damages and other relief, including attorneys’ fees. On December 9, 2015, the district court consolidated the three putative securities class actions and appointed a lead plaintiff to represent the putative class. The lead plaintiff filed a consolidated amended complaint on February 29, 2016.

On October 7, 2016, the district court granted defendants’ motion to dismiss the consolidated amended complaint and granted leave to amend within 60 days from the date of the district court’s order. The lead plaintiff subsequently filed a notice of intent not to amend the consolidated amended complaint and instead indicated that it intended to appeal the district court’s decision. On December 9, 2016, the district court closed the case.

On December 28, 2016, the lead plaintiff filed a notice to the United States Court of Appeals for the Ninth Circuit appealing the district court’s order dismissing the consolidated amended complaint. The deadline to file the appellant’s opening brief is April 7, 2017.

It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming us and/or our former officers and directors as defendants. We believe that we have meritorious defenses and intend to defend these lawsuits vigorously. Due to the early stage of these proceedings, we are not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims. While we and Celladon’s former directors and officers have a separate liability insurance policy dedicated to any claims that may arise from premerger events, there is no assurance that the coverage will be sufficient. In addition, any such litigation could result in substantial costs and a diversion of our management’s attention and resources, which could harm our business.

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

	Price Range
	High	Low
Year Ended December 31, 2016
First Quarter	$25.80	$12.90
Second Quarter	$23.10	$17.06
Third Quarter	$20.63	$13.15
Fourth Quarter	$14.75	$10.71

Year Ended December 31, 2015
First Quarter	$423.73	$226.34
Second Quarter	$299.69	$18.60
Third Quarter	$20.70	$15.00
Fourth Quarter	$28.35	$15.00

Holders of Record

As of March 16, 2017, there were approximately 29 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

ITEM 6. Selected Financial Data

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our financial statements and related notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under the caption “Item 1A. Risk Factors.”

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

Introduction

We are a clinical stage biopharmaceutical company focused on bringing to market novel product candidates for the treatment of orphan diseases. Since our founding in 2008, we have worked with investigators at Stanford University and evaluated a number of potential development candidates from pharmaceutical companies to comprise a pipeline of novel product candidates. Our resulting pipeline includes four Phase 2 candidates addressing four distinct orphan diseases. The programs have several aspects in common: the disease targets represent conditions of high medical need which are inadequately treated by current standard of care; the therapeutic approaches are supported by an understanding of disease biology and mechanism as elucidated by our academic research relationships; prior clinical experience with the product candidates guides an understanding of safety; and the development paths leverage the experience and capabilities of our experienced, commercially focused management team. The pipeline includes lonafarnib for Hepatitis Delta Virus, or HDV, lambda for HDV, exendin 9-39 for PBH and ubenimex for PAH and lymphedema. We plan to deliver data from all ongoing Phase 2 clinical trials over the course of the next eighteen months.

We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception. Our net losses were $47.1 million, $13.3 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $76.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to incur significant expenses and increasing operating losses for at least the next several years as we initiate and continue the clinical development of, and seek regulatory approval for, our product candidates and add personnel necessary to operate as a public company with an advanced clinical candidate pipeline of products. In addition, we are now operating as a publicly traded company following the reverse merger with Celladon, and we will be hiring additional financial and other personnel, upgrading our financial information systems and incurring costs associated with operating as a public company. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

Merger with Celladon

On March 22, 2016, we completed the reverse merger between Private Eiger and Celladon in accordance with the terms of the Agreement and Plan of Merger, dated as of November 18, 2015, by and among Private Eiger, Celladon and Celladon Merger Sub, Inc., or the Merger. Also on March 22, 2016, in connection with, and prior to the completion of the Merger, we effected a fifteen for one reverse stock split of our common stock, or the Reverse Stock Split, and changed our name to “Eiger BioPharmaceuticals, Inc.”

On November 18, 2015, in connection with the Merger, we entered into a subscription agreement, or the “Subscription Agreement” with investors for the sale of shares of our common stock, or the “Private Placement”, which closed on March 22, 2016.

Immediately prior to and in connection with the Merger, each share of Private Eiger’s preferred stock outstanding was converted into shares of Private Eiger’s common stock at an exchange ratio of one share of common stock for each share of preferred stock.

Under the terms of the Merger Agreement, at the effective time of the Merger, Celladon issued shares of common stock to Private Eiger stockholders, at an exchange ratio of approximately 0.09 shares of common stock, after taking into account the Reverse Stock Split, in exchange for each share of Private Eiger’s common stock outstanding immediately prior to the Merger. The exchange ratio was calculated by a formula that was determined through arms-length negotiations between Celladon and Private Eiger. Immediately after the Merger, the former Private Eiger equity holders beneficially owned approximately 78% of post-merger Eiger’s common stock. The Merger was accounted for as a reverse asset acquisition.

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

The largest component of our operating expenses has historically been the investment in research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Product candidates:
LNF HDV	$5,237	$2,052	$515
Lambda HDV	7,244	—	—
Exendin 9-39 PBH	2,984	115	—
Ubenimex PAH	10,393	648	—
Ubenimex Lymphedema	2,271	198	—
Internal research and development costs	4,885	5,104	129
Total research and development expense	$33,014	$8,117	$644

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and expenses for outside professional services, including legal, audit, accounting services and investor relations. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation expense and other supplies. During the year ended December 31, 2016, we incurred incremental expenses as a result of the Merger and additional expenses as a result of becoming a public company following completion of the Merger, including expenses related to compliance with the rules and regulations of the SEC and NASDAQ, additional insurance, investor relations and other administrative expenses and professional services.

Interest Expense

Interest expense consists of interest and amortization of the debt discount related to the outstanding convertible promissory notes issued in November 2015 and then converted into common stock in March 2016, or the Notes.

Other expense, net

Other expense, net consists of the change in fair value of the obligation to issue common stock to Eiccose and the change in fair value of warrant liability.

The change in fair value of the obligation to issue common stock to Eiccose was related to our obligation to issue shares to Eiccose upon the closing of the next round of financing that resulted in at least $25.0 million in gross proceeds to us. Upon the closing of the Private Placement on March 22, 2016, we issued to Eiccose 96,300 fully vested shares of our common stock in settlement of this obligation. In connection with this transaction we remeasured the fair value of the obligation to issue common stock at the settlement date and the change in fair value of $0.2 million was recognized within other expense, net during the year ended December 31, 2016. Upon the settlement of the obligation with the issuance of shares on March 22, 2016, the liability was reclassified to common stock and additional paid-in capital within stockholders’ equity.

In connection with our issuance of the Notes, we issued warrants to the noteholders to purchase shares of our common stock at an exercise price of $0.11 per share, on a post-Merger and post-Reverse Stock Split basis, or the Warrants. The number of shares into which the Warrants could be exercised was equal to the warrant coverage amount divided by the per share price of the equity securities sold in a qualified financing and thus was accounted for as a liability. Upon the closing of the Private Placement on March 22, 2016, the number of shares of common stock issuable upon exercise of the Warrants was fixed and the fair value remeasured at that date, and the warrants were automatically exercised. During the year ended December 31, 2016, we recognized a loss related to the change in fair value of the warrant liability of $0.2 million. The warrant liability was reclassified to common stock and additional paid-in capital within stockholders’ equity, upon the exercise of the Warrants and issuance of shares on March 22, 2016.

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

Accrued Research and Development Expenses

We record accrued expenses for estimated costs of research and development activities conducted by external service providers, which include the conduct of clinical research and contract formulation and manufacturing activities. We record the estimated costs of development activities based upon the estimated amount of services provided but not yet invoiced, and include these costs in accrued liabilities in the consolidated balance sheet and within development expense in the consolidated statement of operations. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these external service providers.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates.

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions, which determine the fair value of stock-based awards. These assumptions include:

Expected Term. Our expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Expected Volatility. Since we have only been publicly traded for a short period and do not have adequate trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle, or area of specialty.

Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

In addition to the Black-Scholes assumptions, we estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment and if the actual number of future forfeitures differs from our estimates, we might be required to record adjustments to stock-based compensation in future periods.

Prior to the completion of the Merger in March 2016, the fair value of the shares of common stock underlying our share-based awards were estimated on each grant date by our Board of Directors. In order to determine the fair value of our common stock underlying option grants, our Board of Directors considered, among other things, timely valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provide by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Given the absence of a public trading market for our common stock, our Board of Directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; progress of our research and development efforts; the rights, preferences and privileges of our preferred stock relative to those of our common stock; equity market conditions affecting comparable public companies and the lack of marketability of our common stock. After the completion of the Merger, our Board of Directors determined the fair value of each share of underlying common stock based on the closing price of our common stock as reported by the NASDAQ Global Market on the date of grant.

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes results of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended December 31,		Increase / (Decrease)	% Change
	2016	2015
Operating expenses:
Research and development	$33,014	$8,117	$24,897	307%
General and administrative	13,106	4,855	8,251	170%
Total operating expenses	46,120	12,972	33,148
Loss from operations	(46,120)	(12,972)	(33,148)
Interest expense	(690)	(350)	(340)	97%
Other expense, net	(277)	—	(277)	100%
Net loss	$(47,087)	$(13,322)	$(33,765)

Research and development expenses

Research and development expenses increased by $24.9 million to $33.0 million for the year ended December 31, 2016, from $8.1 million for the same period in 2015. The increase was primarily due to a $15.0 million increase in clinical expenditures due to increased program activity, a $5.2 million expense related to upfront payments under our License Agreement with Bristol-Meyers Squibb Company (the BMS License Agreement), a $2.2 million increase in compensation and personnel related expenses and a $0.7 million increase in stock-based compensation expense due to an increase in headcount, a $1.6 million increase in consulting fees related to increased program activity and a $0.2 million increase in facility related and insurance expenses.

General and administrative expenses

General and administrative expenses increased by $8.3 million to $13.1 million for the year ended December 31, 2016, from $4.9 million for the same period in 2015. The increase was primarily due to a $3.4 million increase in consulting, advisory, legal and accounting services incurred in connection with the Merger with Celladon and being a public company, a $2.3 million increase in stock-based compensation expense and a $1.4 million increase in compensation and personnel related expenses due to an increase in headcount, a $0.6 million increase in litigation expenses related to the Celladon shareholder law suit and a $0.5 million increase in facility related and insurance expenses.

Interest expense, net

Interest expense increased by $0.3 million to $0.7 million for the year ended December 31, 2016, from $0.4 million for the same period in 2015. Interest expense consisted of interest and amortization of the debt discount related to the Notes outstanding prior to their conversion into common stock in March 2016. The increase was primarily due to a longer outstanding period in 2016 compared to 2015.

Other expenses, net

Other expense, net of $0.3 million for the year ended December 31, 2016, primarily consists of the change in fair value of the obligation to issue common stock to Eiccose and the change in fair value of warrant liability. We did not have any such items outstanding during the year ended December 31, 2015.

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes results of operations for the years ended December 31, 2015 and 2014 (in thousands):

	Years Ended December 31,		Increase / (Decrease)	% Change
	2015	2014
Operating expenses:
Research and development	$8,117	$644	$7,473	1160%
General and administrative	4,855	872	3,983	457%
Total operating expenses	12,972	1,516	11,456
Loss from operations	(12,972)	(1,516)	(11,456)
Interest expense	(350)	—	(350)	100%
Net loss	$(13,322)	$(1,516)	$(11,806)

Research and development

Research and development expenses increased by $7.5 million to $8.1 million for the year ended December 31, 2015 from $0.6 million for the same period in 2014. The increase was primarily due to a $1.7 million expense related to the fair value of the Company’s obligation to issue common stock, the license fees and other expenses incurred in connection with the Eiccose purchase agreement, a $2.5 million increase in clinical expenditures due to increased program activity, a $1.1 million increase in costs to third-party consultants, a $1.1 million increase in personnel related costs due to increase in headcount, a $1.0 million milestone payment in May 2015 under the Merck license agreement related to the achievement of a development milestone related to clinical trials.

General and administrative

General and administrative expenses increased by $4.0 million to $4.9 million for the year ended December 31, 2015 from $0.9 million for the same period in 2014. The increase was primarily due to a $2.5 million increase in consulting, advisory, legal and accounting services incurred in connection with the Merger with Celladon, patent related matters and various business development activities, a $1.4 million increase in personnel related costs due to an increase in headcount, and $0.1 million in facility costs due to the new office facility leased in March 2015.

Interest Expense

Interest expense of $0.4 million for the year ended December 31, 2015 consists of interest and amortization of the debt discount related to the Notes outstanding. We did not have any debt obligations during the year ended December 31, 2014.

Sources of Liquidity

On March 22, 2016, we completed the Merger with Celladon, which provided $28.0 million in cash, and issued common stock in a Private Placement, which provided $32.1 million in cash, net of issuance costs. Prior to that time, our operations had been financed primarily by net proceeds from the sale of convertible preferred stock and the issuance of warrants and convertible promissory notes.

In June 2016, we filed a shelf registration statement on Form S-3 (File No. 333-212114) with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $125.0 million of our common stock, preferred stock, debt securities and warrants. Up to a maximum of $25.0 million of the maximum aggregate offering price of $125.0 million may be issued and sold pursuant to an At-The-Market, or ATM, financing facility under a sales agreement with Cantor Fitzgerald &Co. On August 23, 2016, we completed an underwritten public offering of 1,250,000 shares of common stock at an offering price of $16.00 for gross cash proceeds of $20.0 million under our shelf registration statement. As a result of the sale, our aggregate offering price was reduced to $105.0 million.

In December 2016, we entered into a secured loan agreement with Oxford Finance LLC, pursuant to which we borrowed $15.0 million and will be permitted to borrow up to an additional $10.0 million upon achievement of positive top line data from the lonafarnib Phase 2 trials in HDV and positive top line Phase 2 data from at least one of the following programs, including: (i) Lambda in HDV, (ii) exendin 9-39 in PBH based on the Company’s own IND, (iii) ubenimex in PAH, or (iv) ubenimex in Lymphedema.

As of December 31, 2016, we had $27.8 million of cash and cash equivalents, $32.2 million of short-term marketable securities and an accumulated deficit of $76.4 million. We believe that the currently available resources will be sufficient to fund our operations for at least the next 12 months following the issuance date of these consolidated financial statements.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net cash provided by (used in):
Operating activities	$(37,970)	$(9,134)	$(1,280)
Investing activities	(4,194)	(45)	(3)
Financing activities	65,142	13,180	1,915
Net increase in cash and cash equivalents	$22,978	$4,001	$632

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2016, was $38.0 million, primarily consisted of a net loss of $47.1 million, offset by $3.2 million expense related to a non-cash issuance of common stock to Bristol-Meyers Squibb in connection with the BMS License Agreement, $3.2 million of stock-based compensation expense, $0.7 million of non-cash interest expense related to the Notes outstanding prior to their conversion into common stock in March 2016 and $0.4 million change in fair value of warrant liability and obligation to issue shares to Eiccose. Additionally, cash used in operating activities reflected changes in net operating assets primarily due to an increase of $1.5 million in accounts payable and accrued expenses and other liabilities primarily associated with increase in business activity, and decrease of $0.3 million in prepaid expenses and other current assets.

Cash used in operating activities for the year ended December 31, 2015 was $9.1 million, primarily consisted of a net loss of $13.3 million, offset by $1.5 million change in fair value of obligation to issue shares to Eiccose, $0.4 million of non-cash interest expense related to the Notes, $0.2 million expense related to a non-cash issuance of common stock to Dr. Tracey McLaughlin and Dr. Colleen Craig in connection with the acquisition of assets related to the compound exendin 9-39 and $0.2 million of stock-based compensation expense. Additionally, cash used in operating activities reflected changes in net operating assets primarily due to an increase of $2.7 million in accounts payable and accrued expenses and other liabilities primarily associated with increase in business activity, offset by a $0.7 million increase in prepaid expenses and other current assets primarily associated with the prepayment of a license agreement.

Cash used in operating activities for the year ended December 31, 2014 was $1.3 million and primarily consisted of a net loss of $1.5 million, offset by a $0.2 million increase in accrued expenses and other liabilities primarily associated with increase in research and development activities.

Cash flows from investing activities

Net cash used in investing activities of $4.2 million for the year ended December 31, 2016, and primarily consisted of a $34.2 million purchase of marketable securities, offset by $28.0 million of proceeds received upon the consummation of the Merger and $2.0 million proceeds from maturities of marketable securities.

Cash used in investing activities for the year ended December 31, 2015 and 2014 was related to the purchase of property and equipment.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2016, primarily consisted of $32.1 million of proceeds from the issuance of common stock in the Private Placement on March 22, 2016, net of issuance costs, net proceeds of $18.2 million from the issuance of common stock in the underwritten public offering, after deducting underwriting discounts and commissions and expenses payable by us, and proceeds of $14.8 million from borrowings in connection with Oxford loan, net of issuance costs.

Cash provided by financing activities for the year ended December 31, 2015 consisted of $7.2 million of proceeds from the issuance of convertible preferred stock, net of issuance costs and $6.0 million of proceeds from issuance of the Notes, net of issuance costs.

Cash provided by financing activities for the year ended December 31, 2014 consisted of $1.9 million of proceeds from the issuance of convertible preferred stock, net of issuance costs.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2016 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Operating lease obligations (1)	$401	$330	$71	$—	$—
Term loan debt (2)	$15,000	$—	$12,083	$2,917	$—
Interest on term loan debt (3)	$4,378	$979	$2,205	$1,194	$—
Total	$19,779	$1,309	$14,359	$4,111	$—

(1)	Represents future rent payments under two Palo Alto facility lease contracts.
(2)	Represents the Oxford first tranche Loan of $15.0 million.
(3)	Includes an exit fee on the Oxford Loan of $1.125 million due at maturity.

We are obligated to make future payments to third parties under asset purchase and license agreements, including royalties and payments that become due and payable on the achievement of certain development and commercialization milestones. We have not included these potential payment obligations in the table above as the amount and timing of such payments are not known.

Oxford Finance Term Loan

On December 30 2016, we entered into the Oxford Loan for $25.0 million. The Oxford Loan bears interest at a floating rate per annum equal to the greater of either the 30-day U.S. Dollar LIBOR reported in the Wall Street Journal plus 6.41% or 6.95%, with interest only payments through July 1, 2018 followed by 36 equal monthly payments of principal and interest until maturity at July 1, 2021. At the time of final payment, we are required to pay an exit fee of 7.5% of the original principal balance of the Oxford Loan, which was $1.125 million at December 31, 2016. The loan is secured by the perfected first priority liens on our assets, including our commitment to not allow any liens to be placed upon our intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. As of December 31, 2016, we were in compliance with all loan terms.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC and do not have any holdings in variable interest entities.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which requires the Company’s management to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. The pronouncement is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company adopted ASU 2014-15 during its fiscal year ended December 31, 2016, which did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 supersedes and amends the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. ASU No. 2016-01 is effective for annual reporting beginning after December 15, 2017, including interim periods within the year of adoption, and calls for prospective application. The Company is currently in the process of evaluating the impact that the standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheet. The standard requires use of the modified retrospective transition method, with elective relief, which requires application of the guidance for all periods presented. The new standard will be effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently in the process of evaluating the impact that the standard will have on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact that the standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. The standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact that the standard will have on its consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Eiger BioPharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Eiger BioPharmaceuticals, Inc. and subsidiaries (the Company), as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eiger BioPharmaceuticals, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, CA

March 22, 2017

Eiger BioPharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$27,756	$4,778
Short-term marketable securities	32,180	—
Prepaid expenses and other current assets	581	717
Total current assets	60,517	5,495
Property and equipment, net	76	41
Other assets	143	46
Total assets	$60,736	$5,582
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,639	$1,940
Accrued liabilities	2,649	1,006
Convertible promissory note	—	5,444
Total current liabilities	5,288	8,390
Long term debt, net	14,727	—
Warrant liability	—	885
Obligation to issue common stock	—	1,457
Other long term liabilities	—	2
Total liabilities	$20,015	$10,734
Commitments and contingencies
Stockholders’ equity (deficit):
Convertible preferred stock, $0.0001 par value: 0 and 2,694,579 shares authorized as of December 31, 2016 and 2015, respectively; 0 and 2,609,102 shares issued and outstanding as of December 31, 2016 and 2015, respectively; liquidation preference of $0 and $22,269 as of December 31, 2016 and 2015, respectively	—	22,567
Preferred stock, $0.0001 par value: 10,000,000 and 0 shares authorized as of December 31, 2016 and 2015, respectively; 0 shares issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 and 5,951,487 shares authorized as of December 31, 2016 and 2015, respectively; 8,356,659 and 273,993 shares issued and outstanding as of December 31, 2016 and 2015, respectively	8	—
Additional paid-in capital	117,086	1,552
Accumulated other comprehensive loss	(15)	—
Accumulated deficit	(76,358)	(29,271)
Total stockholders’ equity (deficit)	40,721	(5,152)
Total liabilities and stockholders’ equity (deficit)	$60,736	$5,582

See accompanying notes to the consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Operating expenses:
Research and development	$33,014	$8,117	$644
General and administrative	13,106	4,855	872
Total operating expenses	46,120	12,972	1,516
Loss from operations	(46,120)	(12,972)	(1,516)
Interest expense	(690)	(350)	—
Other expense, net	(277)	—	—
Net loss	$(47,087)	$(13,322)	$(1,516)
Net loss per share, basic and diluted	$(7.84)	$(62.19)	$(7.82)
Weighted-average common shares outstanding, basic and diluted	6,007,027	214,228	193,850

See accompanying notes to the consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(47,087)	$(13,322)	$(1,516)
Other comprehensive loss:
Unrealized loss on marketable securities, net	(15)	—	—
Comprehensive loss	$(47,102)	$(13,322)	$(1,516)

See accompanying notes to the consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2013	1,228,418	$13,451	193,850	$—	$1,087	$—	$(14,433)	$105
Issuance of Series A-1 convertible preferred stock, net of $13 of issuance costs	290,856	1,915	—	—	—	—	—	1,915
Stock-based compensation expense	—	—	—	—	27	—	—	27
Net loss	—	—	—	—	—	—	(1,516)	(1,516)
Balance at December 31, 2014	1,519,274	15,366	193,850	—	1,114	—	(15,949)	531
Issuance of Series A-1 convertible preferred stock, net of $22 of issuance costs	1,089,828	7,201	—	—	—	—	—	7,201
Issuance of common stock in connection with a license and asset purchase agreement	—	—	15,378	—	211	—	—	211
Issuance of common stock upon stock option exercises	—	—	64,765	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	227	—	—	227
Net loss	—	—	—	—	—	—	(13,322)	(13,322)
Balance at December 31, 2015	2,609,102	22,567	273,993	—	1,552	—	(29,271)	(5,152)
Issuance of common stock upon private placement, net of $1,300 of issuance cost	—	—	1,954,390	2	32,106	—	—	32,108
Issuance of common stock upon conversion of convertible promissory note	—	—	350,040	—	6,129	—	—	6,129
Issuance of common stock upon exercise of warrants	—	—	61,254	—	1,057	—	—	1,057
Issuance of common stock to Eiccose upon private placement	—	—	96,300	—	1,661	—	—	1,661
Conversion of preferred stock into common stock	(2,609,102)	(22,567)	2,609,102	3	22,564	—	—	—
Issuance of common stock upon reverse merger	—	—	1,596,959	2	27,388	—	—	27,390
Issuance of common stock upon execution of license agreement	—	—	157,587	—	3,172	—	—	3,172
Issuance of common stock upon public offering, net of $1,800 of issuance costs	—	—	1,250,000	1	18,228	—	—	18,229
Issuance of common stock upon exercise of stock option	—	—	7,034	—	39	—	—	39
Stock-based compensation expense	—	—	—	—	3,190	—	—	3,190
Unrealized loss on marketable securities, net	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(47,087)	(47,087)
Balance at December 31, 2016	—	$—	8,356,659	$8	$117,086	$(15)	$(76,358)	$40,721

See accompanying notes to the consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating Activities
Net loss	$(47,087)	$(13,322)	$(1,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23	11	8
Amortization of premiums on marketable securities	(41)	—	—
Stock-based compensation	3,190	227	27
Noncash interest expense	685	350	—
Issuance of common stock in connection with a license and asset purchase agreement	3,172	211	—
Change in fair value of obligation to issue shares to Eiccose	204	1,457	—
Change in fair value of warrants liability	165	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	326	(685)	(14)
Other non-current assets	(89)	(46)	—
Accounts payable	699	1,881	40
Accrued and other liabilities	783	782	175
Net cash used in operating activities	(37,970)	(9,134)	(1,280)
Investing Activities
Purchase of marketable securities	(34,154)	—	—
Proceeds from maturities of marketable securities	2,000	—	—
Cash received from merger transaction	28,018	—	—
Purchase of property and equipment	(58)	(45)	(3)
Net cash used in investing activities	(4,194)	(45)	(3)
Financing Activities
Proceeds from borrowings in connection with term loan, net of issuance cost	14,759	—	—
Proceeds from issuance of common stock upon private placement, net of issuance cost	32,108	—	—
Proceeds from issuance of common stock upon public offering, net of issuance cost	18,229	—	—
Proceeds from issuance of common stock upon options exercises	39	—	—
Proceeds from issuance of common stock upon warrants exercises	7	—	—
Proceeds from issuance of convertible promissory note, net of issuance costs	—	5,979	—
Proceeds from issuance of preferred stock, net of issuance costs	—	7,201	1,915
Net cash provided by financing activities	65,142	13,180	1,915
Net increase in cash and cash equivalents	22,978	4,001	632
Cash and cash equivalents at beginning of period	4,778	777	145
Cash and cash equivalents at end of period	$27,756	$4,778	$777
Supplemental disclosure of cash flow information
Noncash investing and financing activities:
Conversion of warrant liability to common stock upon private placement	$1,050	$—	$—
Issuance of common stock in connection with a license agreement	3,172	211	—
Issuance of common stock to Eiccose upon private placement	1,661	—	—
Noncash net liabilities assumed in reverse merger	671	—	—
Conversion of convertible promissory note to common stock upon private placement	6,129	—	—
Conversion of preferred stock to common stock upon reverse merger	22,567	—	—
Issuance of warrants in connection with convertible promissory note	—	885	—

See accompanying notes to the consolidated financial statements.

Eiger Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business

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

Reverse Merger

On March 22, 2016, Eiger BioPharmaceuticals, Inc. (“Eiger”) completed its merger with Celladon Corporation (“Celladon”) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated November 18, 2015 (the “Merger Agreement”), by and among Celladon, Celladon Merger Sub, Inc. (“Merger Sub”) and Eiger (the “Merger”). Pursuant to the Merger Agreement, Merger Sub merged with and into Eiger, with Eiger becoming a wholly-owned subsidiary of Celladon and the surviving corporation of the Merger. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Eiger stockholders became the majority stockholders of the surviving company. In connection with, and immediately prior to, the closing of the Merger, on March 22, 2016, Celladon filed an amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to affect a fifteen-for-one reverse stock split of its common stock (the “Reverse Stock Split”). In connection with and immediately following the consummation of the Merger, on March 22, 2016, Celladon filed an amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to change its name to Eiger BioPharmaceuticals, Inc. The Company’s shares of common stock listed on the NASDAQ Global Market, previously trading through the close of business on Tuesday, March 22, 2016 under the ticker symbol “CLDN,” commenced trading on the NASDAQ Global Market, on a post-reverse stock split adjusted basis, under the ticker symbol “EIGR” on March 23, 2016. On March 22, 2016, a Certificate of Merger was filed with the Secretary of State of the State of Delaware to affect the Merger of Merger Sub with and into Eiger. See Note 5 for further details.

The Company, or Eiger, as used in the accompanying notes to the consolidated financial statements, refers to Private Eiger prior to the completion of the Merger and Public Eiger subsequent to the completion of the Merger.

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

The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

Liquidity

As of December 31, 2016, the Company had $27.8 million of cash and cash equivalents, $32.2 million of short-term marketable securities, an accumulated deficit of $76.4 million and negative cash flows from operating activities. The Company expects to continue to incur losses for the next several years.

Management believes that the currently available resources will be sufficient to fund its operations for at least the next 12 months following the issuance date of these consolidated financial statements. However, if the Company’s anticipated operating results are not achieved in future periods, management believes that planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Eiger BioPharmaceuticals, Inc. and its wholly owned subsidiaries, EB Pharma LLC and Eiger BioPharmaceuticals Europe Limited, and have been prepared in conformity with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to clinical trial accrued liabilities, stock-based compensation and income taxes. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Concentrations of Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consists of cash, cash equivalents and investments. The Company’s cash is held by a financial institution in the United States. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institution is financially sound, and accordingly, minimal credit risk exists with respect to the financial institution.

For each product candidate, the Company relies on one supply chain for each of the four product candidates. If any of the single source suppliers in any of the supply chains fail to satisfy the Company’s requirements on a timely basis, it could suffer delays in its clinical development programs and activities, which could adversely affect its operating results.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less from the date of purchase. Cash equivalents consists primarily of amounts invested in money market funds held at financial institutions and corporate debt securities. The recorded carrying amount of cash equivalents approximates their fair value.

Investments

Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of acquisition. All investments are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive loss. The cost of available-for-sale securities sold is based on the specific-identification method. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in other expense, net on the accompanying consolidated statements of operations.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Depreciation begins at the time the asset is placed into service. Maintenance and repairs are charged to operations as incurred. Property and equipment purchased for specific research and development projects with no alternative uses are expensed as incurred.

The useful lives of the property and equipment are as follows:

Lab equipment	5 years
Computer equipment and software	3 years

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Through December 31, 2016, the Company has not impaired any long-lived assets.

Accrued Research and Development Costs

The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and includes these costs in accrued liabilities in the consolidated balance sheets and within research and development expense in the consolidated statements of operations. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. The Company makes judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities.

Deferred Financing Costs

Financing costs incurred with securing a term debt are recorded in the Company’s consolidated balance sheets as an offset to the term debt and amortized to interest expense in the Company’s consolidated statements of operations over the contractual life of the loan using the effective interest method.

Warrant Liability

The Company issued warrants to purchase equity securities of the Company (the “Warrants”) in connection with the issuance of a convertible promissory notes (the “Notes”) (see Note 9). The Company accounted for the Warrants as a liability at fair value as the number of shares were not fixed and determinable at the issuance date. The Company continued to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Warrants, or until the number of shares to be exercised became fixed, in which case the Warrants were classified in stockholders’ equity (deficit) as there were sufficient authorized and unissued shares of common stock to settle the Warrants and redeem any other contracts that may require settlement in shares of common stock. The change in fair value of the warrant liability was recognized as a component of other expense, net in the consolidated statements of operations. The warrant liability was settled in March 2016 (see Note 9), and thus is no longer subject to remeasurement.

Research and Development Costs

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company must then assess the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits, as the largest amount of benefit that is more likely than not to be realized upon the ultimate settlement. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit. To date, there have been no interest or penalties charged in relation to unrecognized tax benefits.

Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event that the Company had a change of ownership, utilization of the net operating loss and tax credit carryforwards may be restricted. The Company has performed an Internal Revenue Code Section 382 limitation study as of December 31, 2016 (see Note 12).

Comprehensive Loss

Comprehensive loss represents all changes in stockholders' equity (deficit) except those resulting from and distributions to stockholders. The Company’s unrealized gains and losses on available-for-sale securities represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the consolidated statements of comprehensive loss.

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

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	December 31,
	2016	2015	2014
Options to purchase common stock	1,212,044	254,058	105,898
Warrants to purchase common stock	10,180	—	—
Convertible preferred stock	—	2,609,102	1,519,274
Total	1,222,224	2,863,160	1,625,172

Common stock issued in connection with the asset purchase agreements (see Note 7) and the note and warrants purchase agreement (see Note 9) were excluded from the total outstanding potentially dilutive securities as of December 31, 2015, as the amounts of common stock to be issued were not determinable as of December 31, 2015.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which requires the Company’s management to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. The pronouncement is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company adopted ASU 2014-15 during its fiscal year ended December 31, 2016, which did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 supersedes and amends the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. ASU No. 2016-01 is effective for annual reporting beginning after December 15, 2017, including interim periods within the year of adoption, and calls for prospective application. The Company is currently in the process of evaluating the impact that the standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheet. The standard requires use of the modified retrospective transition method, with elective relief, which requires application of the guidance for all periods presented. The new standard will be effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently in the process of evaluating the impact that the standard will have on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact that the standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. The standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact that the standard will have on its consolidated financial statements.

3.	Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). At December 31, 2016 and 2015 the carrying amount of prepaid expenses, accounts payable and accrued liabilities approximated their estimate fair value due to their relatively short maturities. Management believes the terms of the Notes and long term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s marketable securities consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. The Company’s financial instruments as of December 31, 2015 included a warrant liability and an obligation to issue common stock in connection with the asset purchase agreement with Eiccose, LLC (“Eiccose”) (see Note 7), which were classified as Level 3.

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

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$9,657	$—	$—	$9,657
Corporate debt securities	—	11,469	—	11,469
Commercial paper	—	22,891	—	22,891
Total	$9,657	$34,360	$—	$44,017

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial liabilities:
Warrant liability	$—	$—	$885	$885
Obligation to issue common stock	—	—	1,457	1,457
Total	$—	$—	$2,342	$2,342

There were no financial liabilities as of December 31, 2016. There were no financial assets as of December 31, 2015.

The following table provides a reconciliation of liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

	Year Ended December 31,
	2016	2015
Balance, beginning of period	$2,342	$—
Issuance of common stock warrants	—	885
Initial recognition of obligation to issue common stock to Eiccose	—	1,457
Change in fair value of common stock warrants and obligation to issue common stock to Eiccose (1)	369	—
Settlement of warrant liability upon exercise of common stock warrants	(1,050)	—
Settlement of Eiccose obligation upon issuance of common stock	(1,661)	—
Balance, end of period	$—	$2,342

(1)	Changes in fair value of the obligation to issue common stock and the common stock warrant liability are recorded in other expense, net on the accompanying consolidated statements of operations.

The following table summarizes the estimated value of the Company’s cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	December 31, 2016
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	9,657	—	—	9,657
Corporate debt securities	2,180	—	—	2,180
Total cash equivalents	$11,837	$—	$—	$11,837
Marketable securities:
Corporate debt securities	$9,294	$—	$(5)	$9,289
Commercial paper	22,901	3	(13)	22,891
Total marketable securities	$32,195	$3	$(18)	$32,180

As of December 31, 2016, the contractual maturity of the available-for-sale marketable securities is less than one year. There were no cash equivalents and marketable securities at December 31, 2015.

4.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2016	2015
Lab equipment	$35	$35
Computer equipment and software	107	49
Total property and equipment	142	84
Less: accumulated depreciation	(66)	(43)
Property and equipment, net	$76	$41

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $23,000, $11,000 and $8,000, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Compensation and related benefits	$1,299	$586
Consulting costs	106	245
Contract research costs	834	152
Franchise tax	97	—
Contract manufacturing costs	122	—
Other	191	23
Total accrued liabilities	$2,649	$1,006

5.	Reverse Merger

On March 22, 2016, Eiger completed the Merger with Celladon as discussed in Note 1. For accounting purposes, Eiger is considered to have acquired Celladon in the Merger. Eiger was determined to be the accounting acquirer based upon the terms of the Merger and other factors including; (i) Eiger security holders owned approximately 78% of the combined company immediately following the closing of the Merger, (ii) Eiger directors held all of the board seats in the combined company, and (iii) Eiger management held all key positions in the management of the combined company. The Merger was accounted for as an asset acquisition rather than business combination because the assets acquired and liabilities assumed by Eiger did not meet the definition of a business as defined by U.S. GAAP. The net assets acquired in connection with this transaction were recorded at their estimated acquisition date fair values as of March 22, 2016, the date the Merger with Celladon was completed.

Immediately prior to the effective date of the Merger and in connection with the Private Placement, the Notes converted into shares of common stock of Eiger. Further, all of the Warrants were exercised for common stock (see Note 9) and all shares of preferred stock of Eiger converted into shares of common stock of Eiger.

At the effective date of the Merger, Celladon issued shares of its common stock to Eiger stockholders, at an exchange rate of approximately 0.09 shares of common stock, after taking into account the Reverse Stock Split, in exchange for each share of Eiger common stock outstanding immediately prior to the Merger. The exchange rate was calculated by a formula that was determined through arms-length negotiations between Celladon and Eiger. The combined Company assumed all of the outstanding options, whether or not vested, under the Eiger 2009 Equity Incentive Plan (the “Eiger Plan”) with such options henceforth representing the right to purchase a number of shares of Celladon common stock equal to approximately 0.09 multiplied by the number of shares of Eiger common stock previously represented by such options.

Immediately after the Reverse Stock Split and the Merger on March 22, 2016, there were 6,945,401 shares of the combined Company’s common stock outstanding. In addition, immediately after the Merger, pre-Merger Eiger stockholders, warrant holders and option holders owned approximately 78% of the aggregate number of shares of the combined Company’s common stock, and the stockholders of Celladon immediately prior to the Merger owned approximately 22% of the aggregate number of shares of the combined Company’s common stock (on a fully diluted basis).

On March 22, 2016, Celladon had 1,596,959 shares of common stock outstanding and a market capitalization of $27.5 million. The estimated fair value of the net assets of Celladon on March 22, 2016 was $27.3 million. The fair value of Celladon’s common stock on the Merger closing date was above the fair value of Celladon’s net assets. As Celladon’s net assets were predominantly comprised of cash offset by current liabilities, the fair value of Celladon’s net assets as of March 22, 2016 was considered to be the best indicator of the fair value and, therefore, the estimated purchase consideration.

The following table summarizes the net assets acquired based on their estimated fair values as of March 22, 2016 (in thousands):

Cash and cash equivalents	$28,018
Prepaid and other assets	198
Current liabilities	(857)
Non-current liabilities	(12)
Net acquired tangible assets	27,347
Estimated total purchase consideration	$27,347

6.	License Agreements

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

The Company paid BMS an upfront payment of $2.0 million in cash in April 2016, which was charged to research and development expense in the consolidated statement of operations as there is no future alternative use for the intellectual property licensed.

The Company also paid BMS $3.0 million of stock as an element of the upfront payment. The BMS Purchase Agreement provides for the issuance of 157,587 shares of common stock of the Company to BMS in consideration of the license granted to the Company under the BMS License Agreement. The BMS Purchase Agreement grants BMS certain registration rights with respect to the shares of common stock delivered, and BMS has agreed to certain trading and other restrictions with respect to the shares issued. In April 2016, the Company issued 157,587 common shares to BMS for an aggregate fair value of $3.2 million, which was charged to research and development expense in the consolidated statement of operations as there is no future alternative use for the intellectual property licensed.

Merck License Agreement

In September 2010, the Company entered into an exclusive license agreement with Schering Corporation, subsequently acquired by Merck & Co., Inc. (“Merck”), which provides the Company with the exclusive right to develop, manufacture, and sell products containing the compounds lonafarnib for the treatment of all human viruses except certain specified viruses such as hepatitis B and hepatitis C alone. As consideration for such exclusive right, the Company issued Private Eiger convertible preferred stock with a fair value of $0.5 million when the agreement was executed in September 2010. This preferred stock was converted to 27,350 shares of common stock upon the Merger. In addition, the Company is obligated to pay Merck up to an aggregate of $27.0 million in development milestones and will be required to pay tiered royalties based on aggregate annual net sales of all licensed products ranging from mid-single to low double-digit royalties on net sales. The Company’s obligation to pay royalties to Merck expires on a country-by-country and product-by-product basis on the later of the expiration of the last to expire patent assigned to the Company under the agreement, which was estimated to be in December 2016; or on the tenth anniversary of the first commercial sale of the product. In May 2015, the first regulatory milestone was achieved and the Company paid the related milestone payment of $1.0 million to Merck. The amount has been recorded as a charge to research and development expense during the year ended December 31, 2015. No additional charges were recorded during the year ended December 31, 2016.

Janssen License Agreement

In December 2014, the Company entered into a license agreement with Janssen Pharmaceutica NV, (“Janssen”), which provides to the Company with the exclusive worldwide license to develop, manufacture, and sell products containing the compound tipifarnib for all therapeutic and diagnostic uses in humans, including any such uses for human virology diseases, but excluding oncology diseases. The Company is responsible for the development of at least one product in a major market country and for commercialization of products in all countries where necessary authorization is obtained, at its sole cost and expense. The Company may manufacture, develop, and commercialize the products itself or grant one or more sublicenses for such purposes. However, for a period of time following completion of the proof of concept trial, Janssen has a first right of negotiation for an exclusive license back from the Company to develop and commercialize tipifarnib in any country in the world. The agreement will continue for so long as the Company owe royalty payments to Janssen under the agreement or for so long as there is a valid patent claim under the agreement, whichever is longer.

In connection with this license agreement, the Company is obligated to make development milestone payments in aggregate of up to $38.0 million, sales milestone payments in aggregate up to $65.8 million and will be required to pay tiered royalties based on aggregate annual net sales of all licensed products ranging from mid-single to low double-digit royalties of net sales. As of December 31, 2016, the product has not reached commercialization and no milestones have been paid.

7.	Asset Purchase Agreements and Related License Agreements

EGI Asset Purchase Agreement

In December 2010, the Company entered into an asset purchase agreement with Eiger Group International, Inc. (“EGI”). Dr. Jeffrey Glenn, a founder and director of the Company, is the sole owner of EGI. Pursuant to the agreement, the Company purchased all of the assets including the intellectual property rights related to the use of farnesyl transferase inhibitors as anti-viral agents and methods to treat viral infections with those inhibitors and inhibitors of prenylation, prenyl cysteine methyltranferase and a protease as anti-viral agents and methods to treat viral infection with those inhibitors. The Company paid EGI an upfront payment of $0.4 million when the agreement was executed in December 2010. Additionally, the Company will pay EGI a low single-digit royalty based on aggregate annual net sales of products developed using the intellectual property. Within the first ten years after commercialization, the Company may make a one-time payment of $0.5 million for each contract for the three types of product related to such intellectual property that would reduce the payment term for the three products to the tenth anniversary of the first commercial sale. The obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of either when the product is no longer sold in any country or the earliest of the tenth anniversary of the first commercial sale of the product. As of December 31, 2016, the product has not achieved regulatory approval.

In November 2012, the Company entered into an agreement with EGI whereby the Company sold all of the assets related to the compound clemizole, including any related intellectual property. EGI will pay to the Company a high single-digit royalty on future aggregate annual net sales, subject to certain reductions and exceptions. EGI’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of either expiration of the last to expire patent sold to EGI under the agreement or the earliest of the tenth anniversary of the first commercial sale of the product. As of December 31, 2016, the product has not achieved regulatory approval.

Exendin 9-39 Purchase Agreement and Related Stanford License Agreement

In September 2015, the Company entered into an asset purchase agreement with two individuals, Dr. Tracey McLaughlin and Dr. Colleen Craig, (the “Sellers”), whereby the Company purchased all of the assets related to the compound exendin 9-39 including any related intellectual property from the Sellers (the “Exendin APA”). The Company also entered into a consulting agreement with the Sellers as part of the agreement. The Company issued 15,378 shares of common stock that were valued at $0.2 million and options to purchase 46,134 shares of common stock with an exercise price of $2.06 per share when the agreement was executed in September 2015.

Of the 46,134 options to purchase common stock, 15,378 shares vest monthly over four years as services are provided by the Sellers and 30,756 vest upon the earlier of the first commercial sale of the product or the approval of new drug application by the U.S. Food and Drug Administration (the milestone-vested options).

On March 22, 2016, immediately following the closing of the Merger, the Company issued additional “top-up” options to Dr. Tracey McLaughlin and Dr. Colleen Craig to purchase an aggregate of 48,544 shares of common stock, pursuant to the terms of the Exendin APA, with an exercise price of $17.25 per share. The top-up options consist of both time-vested and milestone-vested options.

The fair value of the time-vested options is recognized as non-employee share-based compensation expense as the awards vest over time, with the unvested portion revalued each period. The fair value of the milestone-vested options will be recognized as research and development expense when it is probable that the earliest milestone will be achieved at their then fair value. During the years ended December 31, 2016, 2015 and 2014, the Company recognized $0.3 million, $15,000 and zero of non-employee compensation expense related to the time-vested options, respectively. No expense was recognized for the milestone vested options during the year ended December 31, 2016, 2015 and 2014.

The Company is also obligated to pay development milestone payments in an aggregate amount of up to $1.0 million to each Seller. Additionally, the Company is obligated to pay each Seller royalties of low single-digits based on aggregate annual net sales of all products developed based on exendin 9-39, subject to certain reductions and exceptions. The Company’s obligation to pay royalties expires on the expiration of the last to expire patent assigned to the Company under the agreement. Additionally, the Company has assumed the license agreement the Sellers had previously entered into with the Board of Trustees of the Leland Stanford Junior University (“Stanford”). Prior to the consummation of the Merger, Stanford was a holder of preferred stock of the Company, which converted into shares of common stock upon the consummation of the Merger and then was sold during the year ended December 31, 2016. The Company is obligated to pay a royalty to Stanford in the low single-digits on annual net sales after the first commercial sale of any products developed based on exendin 9-39. As of December 31, 2016, the Company had not reached any of the milestone events.

Eiccose Purchase Agreement and Related Stanford and Nippon License Agreements

In October 2015, the Company entered into an asset purchase agreement with Eiccose whereby Eiccose sold all of the assets related to the treatment of pulmonary arterial hypertension (“PAH”), treatment of lymphedema and products containing ubenimex for the treatment of disorders involving LTB4, and any related intellectual property to the Company (the “Eiccose APA”). David Cory, the President, Chief Executive Officer and a director of the Company, is the sole managing member and significant equity interest holder of Eiccose. The Company made a payment to Eiccose of $0.1 million representing reimbursement of certain previously incurred expenses, including payments and accrued amounts owed to Stanford in connection with the license agreement for the treatment of Lymphedema (the “Lymphedema License Agreement”) and the license agreement for the treatment of PAH (the

“PAH License Agreement”). The Eiccose APA also provided that, upon a next round of financing pursuant to which the Company sold shares of capital stock resulting in gross proceeds to the Company of at least $25.0 million, the Company would issue to Eiccose fully vested shares of the Company’s common stock equal to 1.75% of the total number of the Company’s outstanding capital stock, before Merger. In October 2015, the Company recorded $1.5 million in research and development expenses and a corresponding liability representing the fair value of the Company’s obligation to issue common stock to Eiccose.

On March 22, 2016, the Company issued to Eiccose 96,300 fully vested shares of the Company’s common stock pursuant to the terms of the Eiccose APA. In connection with this transaction the Company remeasured the fair value of the obligation to issue common stock at the settlement date and the change in fair value of $0.2 million was recognized within other expense, net in the consolidated statement of operations during the year ended December 31, 2016. Upon the settlement of the obligation with the issuance of shares on March 22, 2016, the liability was reclassified to common stock and additional paid-in capital within stockholders’ equity.

The Company is also obligated to pay to Eiccose an aggregate of up to a maximum of $10.0 million of commercial milestones in connection with future sales of the product and royalties in the low single-digits based on aggregate annual net sales following the first commercial sale of any product. As of December 31, 2016, the product has not reached commercialization and no milestones have been paid.

In addition, as a result of this agreement, the Company has assumed the license agreements Eiccose had previously entered into. These include the PAH License Agreement, the Lymphedema License Agreement for the treatment of lymphedema and the license agreement with Nippon Kayaku Co., Ltd, (“Nippon”). As part of the agreement, Nippon is obligated to make a payment for royalties in the low single-digits of sales to the Company. In connection with the PAH License Agreement and the Lymphedema License Agreement, the Company is obligated to make development and commercial milestone payments of up to $0.5 million in the aggregate under each contract, increasing annual license maintenance fees ranging from $10,000 to $75,000 over the term of each license agreement and royalty payments in low single-digits on annual net sales after the first commercial sale of a product under each license. For the year ended December 31, 2015, the Company has recorded $0.2 million to research and development expense including $0.1 million for license fees and $0.1 million for the reimbursement of incurred expenses in connection with the Eiccose APA. For the year ended December 31, 2016, no amounts have been recorded to in connection with the Eiccose APA.

8.	Debt

In December 2016, the Company entered into an aggregate $25.0 million loan with Oxford Finance LLC (or “Oxford Loan”). The loan matures on July 1, 2021. The Company borrowed $15.0 million in December 2016 (or “Tranche A”). The remaining $10.0 million (or “Tranche B”) will be available to the Company upon achievement of positive top line data from the lonafarnib Phase 2 trial in HDV and positive top line Phase 2 data from at least one of the following programs, including: (i) Lambda in HDV, (ii) Exendin 9-39 in PBH based on the Company’s own IND, (iii) ubenimex in PAH, or (iv) ubenimex in Lymphedema.

The Oxford Loan bears interest at a floating rate per annum equal to the greater of either the 30-day U.S. Dollar LIBOR reported in the Wall Street Journal plus 6.41% or 6.95%. The Company is required to repay the Tranche A in 18 monthly interest only payments followed by 36 equal monthly payments of principal and interest commencing on the first day of the month following the funding of Tranche A. If the Company receives the Tranche B funds, then the interest only period is extended by six months followed by 30 equal monthly payments of principal plus accrued interest. At the time of final payment, the Company is required to pay an exit fee of 7.5% of the original principal balance of each tranche, which will be $1.1 million for Tranche A. The Company recorded as a liability and debt discount the exit fee at the origination of the term loan. In addition, the Company incurred loan origination fees and debt issuance costs of $0.3 million which were recorded as a direct deduction from the carrying amount of the related debt liability. The Company is also required to pay a 5.0% success fee within 30 days following the FDA’s approval of the Company’s first product. This fee is enforceable within 10 years from the funding of Tranche A. In connection with the execution of the Loan Agreement, the Company agreed to certain customary representations and warranties.

The loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If the Company is unable to comply with these covenants or if the Company default on any portion of the outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement. The Company was in compliance with the terms under the Oxford Loan as of December 31, 2016.

The Company is permitted to make voluntary prepayments of the Oxford Loan with a prepayment fee, calculated as of the loan origination date, equal to (i) 3.0% of the loan prepaid during the first 12 months, (ii) 2.0% of the loan prepaid in months 13-24 and (iii) 1.0% of the loan prepaid thereafter. The Company is required to make mandatory prepayments of the outstanding loan upon the acceleration by lender following the occurrence of an event of default, along with a payment of the final payment, the prepayment fee and any other obligations that are due and payable at the time of prepayment.

The Company accounts for the amortization of the debt discount utilizing the effective interest method. The Company recorded interest expense of $5,000 for the year ended December 31, 2016. Long-term debt and unamortized discount balances are as follows (in thousands):

December 31,
2016
Face value of term loan	$15,000
Exit fee	1,125
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(1,398)
Term loan, net	$14,727

As of December 31, 2016, future minimum payments of principal, exit fee and interest expense under the Oxford Loan were as follows (in thousands):

Year ending December 31,
2017	$979
2018	3,128
2019	5,758
2020	5,402
2021	4,111
Total future payments	19,378
Less: unamortized interest	(3,253)
Less: unamortized exit fee	(1,125)
Face value of term loan	$15,000

9.	Convertible Promissory Note and Warrant Purchase Agreement

On November 12, 2015, the Company entered into a convertible note and warrant purchase agreement (the “Note and Warrant Purchase Agreement”) with three lenders under which the Company issued the Notes for an aggregate principal amount of $6.0 million and the Warrants exercisable for shares of the Company’s equity securities at a purchase price of $0.11 per share, on a post-Merger and post-Reverse Stock Split basis. The terms of the Notes included a provision whereby the Notes would be automatically converted into equity securities from a qualified financing with proceeds of at least $25.0 million. The terms of the Warrants included a provision whereby the Warrants would be automatically exercised if the Company consummated a public offering including a reverse merger (“PO”). If the PO did not occur on or prior to February 28, 2016, the warrant coverage amount was equal to 17.5% of the outstanding principal balance of the Notes. The number of warrant shares into which the Warrants could be exercised was equal to the warrant coverage amount divided by the per share price of the equity securities sold in a qualified financing for an exercise price of $0.11 per share, on a post-Merger and post-Reverse Stock Split basis. The Warrants also include a provision whereby in the event of a PO which would result in the automatic exercise of the Warrants and the automatic conversion of the Notes, the exercise price of the warrants would be paid by cancelling any unpaid interest on the Notes.

On November 18, 2015, the Company entered into the Subscription Agreement with the holders of the Notes and new investors for the sale of 2,304,430 shares of its common stock at purchase price of $17.14 per share for total gross proceeds of $39.5 million. The proceeds were comprised of approximately $6.0 million from the conversion of the Notes and approximately $33.5 million of cash.

The Company allocated the aggregate proceeds from the issuance of the Notes first to the Warrants based on the warrants’ fair value and then the residual proceeds were allocated to the debt obligation. As of December 31, 2015 the fair value of warrants of $0.9 million was recorded as a debt discount to be amortized as interest expense over the term of the Note using the effective interest rate method. The fair value of the Warrants was also recorded as a corresponding warrant liability.

In addition, the Company incurred debt issuance costs of $21,000 in connection with the Note and Warrant Purchase Agreement. The debt issuance costs were being amortized to interest expense over the term of the Note using the effective interest rate method.

Upon the closing of the Private Placement on March 22, 2016, immediately prior to the closing of the Merger, the outstanding balance of the Notes totaling approximately $6.0 million was converted into 350,040 shares of the Company’s common stock. The Warrants were exercised for 61,254 shares of the Company’s common stock. During the year ended December 31, 2016, the Company recognized a loss related to the change in fair value of the Warrants of $0.2 million. The warrant liability was reclassified to common stock and additional paid-in capital within stockholders’ equity, upon the exercise of the Warrants and issuance of shares on March 22, 2016.

For the year ended December 31, 2016, the Company recognized $0.7 million related to the accrued interest and amortization of the debt discount within interest expense on the Company’s consolidated statements of operations. The discount was fully amortized upon the conversion of the Notes.

10.	Stockholders’ Equity (Deficit)

Convertible Preferred Stock

As of December 31, 2016, the number of shares of common stock and preferred stock authorized to issue was 200,000,000 and 10,000,000, respectively.

The Company has the following series of convertible preferred stock outstanding as of December 31, 2015 (in thousands, except share and per share data):

December 31, 2015	Shares Authorized	Shares Issued and Outstanding	Issuance Price and Conversion Price (Per Share)	Net Carrying Value	Liquidation Preference
Series A	454,020	426,680	$18.28	$7,668	$7,800
Series A-1	2,240,559	2,182,422	$6.63	14,899	14,469
	2,694,579	2,609,102		$22,567	$22,269

On March 22, 2016, all convertible preferred stock outstanding was converted into common stock as part of the Merger transaction (see Note 5). The convertible preferred stock was not redeemable.

Common Stock

The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the Board of Directors, subject to the prior rights of the convertible preferred stockholders. As of December 31, 2016, no dividends had been declared by the Board of Directors.

The Company had reserved shares of common stock for issuance as follows:

	December 31,
	2016	2015
Convertible preferred stock, on as-converted basis	—	2,609,102
Options issued and outstanding	1,212,044	254,058
Options available for future grants	646,778	19,689
Total	1,858,822	2,882,849

Common stock issued in connection with the Asset Purchase Agreement (see Note 7), the Note and Warrant Purchase Agreement (see Note 9) were excluded from the total of reserved shares of common stock for issuance as of December 31, 2015, as these shares were not determinable as of December 31, 2015.

Warrant Liability

The Company issued the Warrants in connection with the issuance of the Notes (see Note 9). As of December 31, 2015, the Company accounted for the Warrants as a liability at fair value as the number of shares were not fixed and determinable at the issuance date. The Company adjusted the liability for changes in fair value until the exercise of the Warrants in March, 2016, when the number of shares to be exercised became fixed, and the Warrants were automatically exercised into common stock. The warrant liability was immediately reclassified to common stock and additional paid in capital within stockholders’ deficit. The change in fair value of the warrant liability was recognized as a component of other expense, net in the consolidated statements of operations.

The Company assumed from Celladon fully exercisable warrants outstanding for the purchase of 10,180 shares of common stock. The warrants have an exercise price of $84.15 and expire in October 2018.

11.	Stock Option Plan

In 2009, the Company adopted the 2009 Equity Incentive Plan or the Plan. Under the Plan, shares of the Company’s common stock have been reserved for the issuance of stock options to employees, directors, and consultants under terms and provisions established by the Board of Directors. Under the terms of the Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and non-statutory stock options may not be less than 110% of fair market value, as determined by the Board of Directors. The terms of options granted under the Plan may not exceed ten years. The vesting schedule of newly issued option grants is generally four years.

As discussed in Note 5, the Company assumed all of the outstanding options, whether or not vested, under the Eiger Plan, with such options henceforth representing the right to purchase a number of shares of the Company’s common stock equal to approximately 0.09 multiplied by the number of shares of Eiger common stock previously represented by such options. For accounting purposes, however, the Company is deemed to have assumed the Celladon 2013 Equity Incentive Plan.

Because the Company is considered to be the acquirer for accounting purposes, the pre-Merger vested stock options granted by Celladon are deemed to have been exchanged for equity awards of the Company and, as such, the portion of the acquisition date fair value of these equity awards attributable to pre-Merger service to Celladon were accounted for as a component of the consideration transferred, which was inconsequential to the consolidated financial statements.

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

In June 2016, the Company’s board of directors adopted and in August 2016 the Company’s stockholders approved the amended and restated 2013 Equity Incentive Plan (the “Restated 2013 Plan”), which increased the number of shares reserved for grant by 1,296,683 shares. Under the terms of the Restated 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. All awards granted prior to the approval of the Restated 2013 Plan remain subject to the terms of the previous plans and the applicable award agreements. The following table summarizes stock option activity under the Company’s stock based compensation plan during the year ended December 31, 2016 (in thousands, except share data):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	19,689	254,058	$1.94		$3,369
Additional options authorized	1,554,833
Options assumed in the merger		37,276	$177.57
Granted	(950,572)	950,572	$15.87
Exercised		(7,034)	$5.93
Canceled	22,828	(22,828)	$224.21
Outstanding as of December 31, 2016	646,778	1,212,044	$14.06	9.0	$2,414
Vested and expected to vest as of December 31, 2016		1,131,223	$14.16	9.0	$2,230
Vested and exercisable as of December 31, 2016		248,505	$15.95	8.4	$882

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock as of December 31, 2016.

The aggregate intrinsic value of stock options exercised in 2016, 2015 and 2014 was $0.1 million, $0.9 million and zero, respectively.

Stock Options Granted to Employees

During the years ended December 31, 2016 and 2015, the Company granted employees the stock options for 902,028 and 166,793 shares, respectively, with weighted-average grant date fair value of $10.40 and $1.09 per share, respectively. There were no employee stock options granted during the year ended December 31, 2014. The total grant date fair value of employee options that vested during the years ended December 31, 2016, 2015 and 2014 was $2.0 million, $6,000 and $70,000, respectively.

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

Year Ended December 31,
	2016	2015	2014
Expected term (in years)	5.27 - 6.08	5.00 - 6.08	—
Volatility	73.91% - 78.00%	77.58% - 97.62%	—
Risk free interest rate	1.21% - 2.27%	1.44% - 1.75%	—
Dividend yield	—	—	—

Each of these inputs is subjective and generally requires significant judgment to determine.

Fair Value of Common Stock: Prior to the Merger, the fair value of the shares of common stock underlying stock options was determined by the Company’s Board of Directors. In order to determine the fair value of the common stock at the time of grant of the option, the Board of Directors considered, among other things, valuations performed by an independent third-party. Because there was no public market for the Company’s common stock, the Board of Directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of the Company’s common stock, including important developments in the Company’s operations, sales of convertible preferred stock, actual operating results and financial performance, the conditions in the life sciences industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of the Company’s common stock, among other factors. Following the Merger, the Company’s Board of Directors determined the fair value of each share of underlying common stock based on the closing price of the Company’s common stock as reported on the date of grant.

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term for employee options).

Expected Volatility: Since the Company does not have a long trading history for its common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, or stage in the life cycle.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend: The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

Stock Options Granted to Non-Employees

The Company grants stock options to non-employees in exchange for services rendered. During the years ended December 31, 2016, 2015 and 2014, the Company granted to non-employees stock options for 48,544, 46,134 and 24,506 shares, respectively. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned and will fluctuate as the estimated fair value of the common stock fluctuates until the awards vest. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

The fair value of the stock options granted to non-employees is estimated at each reporting date using the Black-Scholes option-pricing model using similar assumptions as for employees except that the expected term is based on the options’ remaining contractual term instead of the simplified method:

Year Ended December 31,
	2016	2015	2014
Remaining contractual term (in years)	6.75 – 10.00	7.75 – 10.00	8.75 – 9.67
Volatility	84.42% – 98.13%	85.83% – 90.50%	87.53% – 94.17%
Risk-free interest rate	1.37% – 2.50%	1.73% – 2.24%	2.17% – 2.69%
Dividend yield	—	—	—

Stock-Based Compensation Expense

Total stock-based compensation expense recognized for options granted to employees and non-employees was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$737	$64	$13
General and administrative	2,453	163	14
Total stock-based compensation expense	$3,190	$227	$27

As of December 31, 2016, the total unrecognized compensation expense related to unvested employee options was $9.4 million, which the Company expects to recognize over an estimated weighted average period of 3.4 years.

12.	Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2016, 2015 and 2014. The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory income tax rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	(0.21)	6.11	6.14
Federal and state tax credits	4.68	2.54	4.30
Change in valuation allowance	(36.67)	(42.14)	(44.19)
Stock-based compensation	(1.26)	(0.49)	(0.23)
Other, net	(0.54)	(0.02)	(0.02)
Provision (benefit) for income taxes	—%	—%	—%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$19,882	$9,030
Tax credits	5,344	1,133
Depreciation and amortization	3,025	1,501
Accruals and reserves	936	254
Gross deferred tax assets	29,187	11,918
Valuation allowance	(29,187)	(11,918)
Net deferred tax assets	$—	$—

Due to the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance as of December 31, 2016 and 2015. The valuation allowance increased by $17.3 million and $5.6 million during the years ended December 31, 2016 and 2015, respectively. Certain amounts in the prior year's presentation of gross deferred tax assets have been reclassified to conform to the current year's presentation.  These reclassifications had no impact on previously reported consolidated statements of operations.

As of December 31, 2016, the Company had approximately $54.4 million and $25.2 million, respectively, of federal and state operating loss carryforwards available to reduce future taxable income that will begin to expire in 2030 and 2028, respectively, for federal and state tax purposes.

As of December 31, 2016, the Company also had research and development tax credit carryforwards of approximately $0.2 million and $0.6 million for federal and state purposes available to offset future taxable income tax, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2028, and the state credits can be carried forward indefinitely.

As of December 31, 2016, the Company had orphan drug tax credit carryforwards of approximately $6.6 million for federal purposes available to offset future taxable income tax. If not utilized, the federal carryforwards will begin to expire in 2033.

Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in future, as required by Section 382 of the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company assessed whether an ownership change, as defined by Section 382 of the Code, occurred from its formation through December 31, 2016. Based upon this assessment no reduction was made to the federal and state NOL carryforwards or federal and state tax credit carryforwards under these rules.

Uncertain Tax Positions

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$404	$99	$97
Additions based on tax positions related to prior year	19	46	—
Additions based on tax positions related to current year	1,408	259	2
Balance at end of year	$1,831	$404	$99

If the $1.8 million of unrecognized tax benefits is recognized, there would not be an effect on the effective tax rate. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. At December 31, 2016, the unrecognized tax benefits for uncertain tax positions were offset against deferred tax assets and would not affect the income tax rate if recognized due to the Company being in a full valuation allowance position.

The Company’s policy is to account for interest and penalties in tax expense on the statement of operations. The Company files income tax returns in the U.S. federal and state jurisdictions. All periods since inception are subject to examination by U.S. federal and state jurisdictions. There were no such interest or penalties during the years ended December 31, 2016, 2015 and 2014.

13.	Legal Matters

In July 2015, following Celladon’s announcements of the negative CUPID 2 data and the suspension of further research and development activities and the subsequent declines of the price of its common stock, three putative class actions were filed in the U.S. District Court for the Southern District of California against Celladon and certain of its current and former officers. The complaints generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making materially false and misleading statements regarding the clinical trial program for MYDICAR, thereby artificially inflating the price of Celladon’s common stock. The complaints sought unspecified monetary damages and other relief, including attorneys’ fees. On December 9, 2015, the district court consolidated the three putative securities class actions and appointed a lead plaintiff to represent the putative class. The lead plaintiff filed a consolidated amended complaint on February 29, 2016.

On October 7, 2016, the district court granted defendants’ motion to dismiss the consolidated amended complaint and granted leave to amend within 60 days from the date of the district court’s order. The lead plaintiff subsequently filed a notice of intent not to amend the consolidated amended complaint and instead indicated that it intended to appeal the district court’s decision. On December 9, 2016, the district court closed the case.

On December 28, 2016, the lead plaintiff filed a notice to the United States Court of Appeals for the Ninth Circuit appealing the district court’s order dismissing the consolidated amended complaint. The deadline to file the appellant’s opening brief is April 7, 2017.

It is possible that additional suits will be filed, or allegations made by stockholders, with respect to these same or other matters and also naming the Company and/or Celladon’s former officers and directors as defendants. The Company believes that it has meritorious defenses and intends to defend these lawsuits vigorously. Due to the early stage of these proceedings, the Company is not able to predict or reasonably estimate the ultimate outcome or possible losses relating to these claims.

14.	Commitments and Contingencies

Lease Agreement

In March 2015, the Company entered into a non-cancelable facility lease agreement for an office facility in Palo Alto, California. The lease commenced on April 1, 2015 and expires 36 months after the commencement date. The lease has one two-year renewal option prior to expiration and includes rent escalation clauses through the lease term. Scheduled rent increases are recognized as deferred rent and are amortized on a straight-line basis over the term of the lease. The Company has provided a security deposit of $21,000 as collateral for the lease, which is included in other assets in the Company’s consolidated balance sheet as of December 31, 2015.

In October 2016, the Palo Alto lease was modified to include two additional suites, bringing the total leased space to 3,877 square feet. The lease commenced on January 4, 2017 and expires in March 2018. The lease has one two-year renewal option prior to expiration and includes rent escalation clauses through the lease term. The security deposit was increased up to $49,000, which is included in other assets in the Company’s consolidated balance sheet as of December 31, 2016.

In December 2015, the Company entered into a sublease agreement for an office facility in Palo Alto, California. The sublease commenced on January 26, 2016 and expires on March 30, 2017. The Company provided a security deposit of $16,000 as collateral for the sublease, which is included in other assets in the Company’s consolidated balance sheet as of December 31, 2016 and 2015.

Future aggregate minimum lease payments under the non-cancelable operating leases are as follows (in thousands):

Year ending December 31,	Amounts
2017	330
2018	71
Total	$401

Rent expense was $ 0.3 million, $0.1 million and $42,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Other Commitments

The Company is obligated to make future payments to third parties under asset purchase and license agreements, including royalties and payments that become due and payable on the achievement of certain development and commercialization milestones. The Company has not included these potential payment obligations in the table above as the amount and timing of such payments are not known.

15.	Related Party Transactions

In connection with the license agreement the Company holds with Stanford, Stanford owned Series A and Series A-1 convertible preferred shares of the Company. For the year ended December 31, 2015, the Company recorded research and development expense of $89,000 for charges including the reimbursement of patent fees and license fees in connection with the Exendin 9-39 Purchase Agreement and the Lymphedema License Agreement. As of December 31, 2015, the Company owed $55,000 to Stanford, which is recorded in accounts payable. This preferred stock was converted into common stock upon the Merger and then sold during the year ended December 31, 2016.

As disclosed in Note 7, the Company entered into license agreements with EGI, which is owned by the founder of the Company.

As disclosed in Note 7, the Company entered into an asset purchase agreement with Eiccose, which is owned by the Company’s chief executive officer.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2016, the end of the period covered by this report.

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

During the audit of our consolidated financial statements for the years ended December 31, 2015 and 2014, a material weakness was identified in our internal control over financial reporting. The material weakness that was identified related to a lack of sufficient accounting resources and personnel that limits our ability to adequately segregate duties, perform sufficient review and approval of manual journal entries posted to the general ledger, establish defined accounting policies and procedures or perform timely reviews of account reconciliations or accounting estimates. Because of the material weakness, our principal executive officer and principal financial officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015 and 2014.

During 2016 we implemented measures to improve our disclosure controls and procedures and internal control over financing reporting to address the underlying causes of the previously identified material weakness, including (i) the hiring of our Controller and other accounting personnel, (ii) establishing segregation of duties for review and approval of manual journal entries, (iii) establishing accounting policies and procedures, (iv) performing timely reviews of account reconciliations and accounting estimates, and (v) implementing appropriate disclosure controls and procedures. We believe the remediation steps outlined above were sufficient to remediate the previously identified material weakness in internal control over financial reporting as discussed above.

As of December 31, 2016, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

Pursuant to Regulation S-K 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

Except as otherwise described above under “Management’s Report on Internal Control over Financial Reporting”, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. A current copy of the code is posted on the Investors Corporate Governance section of our website, which is located at www.eigerbio.com.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of The NASDAQ Global Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

ITEM 13. Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules
1.	Financial Statements See Index to Financial Statements at Item 8 herein.
2.	Financial Statement Schedules

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

The exhibits listed in the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K are filed or incorporated by reference as part of this report.

(b)	See Exhibits listed under Item 15(a)3.
(c)	See Item 15(a)2 above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eiger BioPharmaceuticals, Inc.

Date: 22 March, 2017	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: 22 March, 2017	By:	/s/ James Welch
James Welch
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David A. Cory David Cory	President and Chief Executive Officer (Principal Executive Officer)	22 March, 2017

/s/ James Welch James Welch	Chief Financial Officer (Principal Financial and Accounting Officer)	22 March, 2017

/s/ Thomas J. Dietz Thomas J. Dietz	Chairman of the Board of Directors	22 March, 2017

/s/ Edgar G. Engleman Edgar G. Engleman	Member of the Board of Directors	22 March, 2017

/s/ Nina Kjellson Nina Kjellson	Member of the Board of Directors	22 March, 2017

/s/ Jeffrey S. Glenn Jeffrey S. Glenn	Member of the Board of Directors	22 March, 2017

/s/ Charles J. Bramlage	Member of the Board of Directors	22 March, 2017
Charles J. Bramlage

INDEX TO EXHIBITS

Exhibit Number	Description of Document

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

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Celladon Corporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K, filed with the SEC on March 23, 2016).

3.4

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Celladon Corporation (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed with the SEC on March 23, 2016).

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

10.5

Eiger BioPharmaceuticals, Inc. 2009 Equity Incentive Plan and Form of Notice of Grant of Stock Option, Stock Option Agreement and Stock Option Exercise Notice thereunder (incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

Exhibit Number	Description of Document
10.6+

Eiger BioPharmaceuticals, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10-Q (File No. 001-36183), filed with the SEC on November 8, 2016).

10.7+

Eiger BioPharmaceuticals, Inc. Amended and Restated 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10-Q (File No. 001-36183), filed with the SEC on November 8, 2016).

10.8

Lease, dated as of March 19, 2015 by and between JTC, a California general partnership and Eiger BioPharmaceuticals, Inc. (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.9+

Offer Letter, dated as of December 5, 2008, by and between Eiger BioPharmaceuticals, Inc. and David Cory (incorporated by reference to Exhibit 10.39 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.10+

Offer Letter, dated as of August 10, 2015, by and between Eiger BioPharmaceuticals, Inc. and James Welch (incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.11+

Offer Letter, dated as of July 31, 2015, by and between Eiger BioPharmaceuticals, Inc. and James Shaffer (incorporated by reference to Exhibit 10.41 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.12+

Offer Letter, dated as of April 3, 2015, by and between Eiger BioPharmaceuticals, Inc. and Joanne Quan (incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.13+

Offer Letter, dated as of October 1, 2015, by and between Eiger BioPharmaceuticals, Inc. and Eduardo Martins (incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.14†

Asset Purchase Agreement, effective as of December 8, 2010, by and between Eiger BioPharmaceuticals, Inc. and Eiger Group International, Inc. (incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.15†

Asset Purchase Agreement, dated September 25, 2015, by and between Eiger BioPharmaceuticals, Inc. and Tracey McLaughlin and Colleen Craig (incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.16†

Asset Purchase Agreement, dated October 29, 2015, by and between Eiccose, LLC and Eiger BioPharmaceuticals, Inc. (incorporated by reference to Exhibit 10.47 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.17†

Exclusive Agreement, dated May 1, 2015, by and between Eiccose, LLC and the Board of Trustees of the Leland Stanford Junior University (incorporated by reference to Exhibit 10.48 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.18†

Exclusive Agreement, dated October 27, 2015, by and between Eiccose, LLC and the Board of Trustees of the Leland Stanford Junior University (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.19†

License Agreement, dated September 3, 2010, by and between Eiger BioPharmaceuticals, Inc. and Merck Corporation (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

Exhibit Number	Description of Document
10.20†

License Agreement, effective as of December 19, 2014, by and between EB Pharma, LLC and Janssen Parmaceutica NV (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.21†

License Agreement, dated as of May 1, 2015, by and between Eiccose, LLC and Nippon Kayaku Co., Ltd. (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.22

Sublease Agreement, dated as of January 8, 2016, by and between Baker Hughes Oilfield Operations, Inc. and Eiger BioPharmaceuticals, Inc. (incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.23†

License Agreement, dated as of April 20, 2016, by and between Eiger BioPharmaceuticals, Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3/A (File No. 333-212114), filed with the SEC on August 2, 2016).

10.24

Common Stock Purchase Agreement, dated as of April 20, 2016, by and between Eiger BioPharmaceuticals, Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-3, as amended (File No. 333-212114) filed with the SEC on June 17, 2016).

10.25

Controlled Equity Offering Sales Agreement, dated June 17, 2016, by and between Eiger BioPharmaceuticals, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3, filed with the SEC on June 17, 2016).

10.26	Loan and Security Agreement, dated December 30, 2016, by and between Eiger BioPharmaceuticals, Inc. and Oxford Finance LLC.

16.1	Letter of Ernst & Young LLP dated April 28, 2016 (incorporated by reference to Exhibit 16.1 to the Current Report on 8-K, filed with the SEC on April 28, 2016).

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.