Form 10-Q
period 2017-03-31
Eiger BioPharmaceuticals, Inc.
filed 2017-05-12
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 8,367,030.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,451	$27,756
Short-term marketable securities	34,573	32,180
Prepaid expenses and other current assets	529	581
Total current assets	49,553	60,517
Property and equipment, net	90	76
Other assets	124	143
Total assets	$49,767	$60,736
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,187	$2,639
Accrued liabilities	910	2,649
Total current liabilities	4,097	5,288
Long term debt, net	14,800	14,727
Total liabilities	18,897	20,015
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	118,467	117,086
Accumulated other comprehensive loss	(8)	(15)
Accumulated deficit	(87,597)	(76,358)
Total stockholders’ equity	30,870	40,721
Total liabilities and stockholders’ equity	$49,767	$60,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Operating expenses:
Research and development	$7,464	$4,845
General and administrative	3,522	3,833
Total operating expenses	10,986	8,678
Loss from operations	(10,986)	(8,678)
Interest expense	(363)	(685)
Interest income	110	—
Other expense, net	—	(385)
Net loss	$(11,239)	$(9,748)
Net loss per common share, basic and diluted	$(1.34)	$(10.42)
Weighted-average common shares outstanding, basic and diluted	8,360,539	935,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(11,239)	$(9,748)
Other comprehensive loss:
Unrealized gain on marketable securities, net	7	—
Comprehensive loss	$(11,232)	$(9,748)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Operating activities
Net loss	$(11,239)	$(9,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	4
Amortization of premiums on marketable securities	(53)	—
Non-cash interest expense	73	685
Stock-based compensation	1,324	338
Change in fair value of obligation to issue shares to Eiccose	—	204
Change in fair value of warrant liability	—	165
Change in operating assets and liabilities:
Prepaid expenses and other current assets	52	433
Other non-current assets	19	(101)
Accounts payable	548	4,122
Accrued and other liabilities	(1,739)	185
Net cash used in operating activities	(11,006)	(3,713)
Investing activities
Purchase of marketable securities	(9,263)	—
Proceeds from maturities of marketable securities	6,930	—
Proceeds from merger transaction	—	28,018
Purchase of property and equipment	(23)	(8)
Net cash provided by (used in) investing activities	(2,356)	28,010
Financing activities
Proceeds from issuance of common stock upon private placement, net of issuance cost	—	32,108
Proceeds from issuance of common stock upon ESPP purchase	57	—
Proceeds from issuance of common stock upon options exercises	—	7
Proceeds from issuance of common stock upon warrants exercises	—	7
Net cash provided by financing activities	57	32,122
Net (decrease) increase in cash and cash equivalents	(13,305)	56,419
Cash and cash equivalents at beginning of period	27,756	4,778
Cash and cash equivalents at end of period	$14,451	$61,197
Supplemental disclosures of non-cash investing and financing information:
Non-cash activities:
Conversion of warrant liability to common stock upon private placement	$—	$1,050
Issuance of common stock to Eiccose upon private placement	$—	$1,661
Non-cash net liabilities assumed in reverse merger	$—	$671
Conversion of convertible promissory note to common stock upon private placement	$—	$6,129
Conversion of preferred stock to common stock upon reverse merger	$—	$22,567

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

Liquidity

As of March 31, 2017, the Company had $14.5 million of cash and cash equivalents, $34.6 million of short-term marketable securities, an accumulated deficit of $87.6 million and negative cash flows from operating activities. The Company expects to continue to incur losses for the next several years.

Management believes that the currently available resources will be sufficient to fund its operations for at least the next 12 months following the issuance date of these unaudited condensed consolidated financial statements. However, if the Company’s anticipated operating results are not achieved in future periods, management believes that planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Eiger BioPharmaceuticals, Inc. and its wholly owned subsidiaries, EBPI Merger Inc., EB Pharma LLC and Eiger BioPharmaceuticals Europe Limited, and have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year. The balance sheet as of December 31, 2016 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 23, 2017.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to clinical trial accrued liabilities, stock-based compensation and income taxes. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Investments

Short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of acquisition. All investments are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive loss. The cost of available-for-sale securities sold is based on the specific-identification method. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in other expense, net on the accompanying unaudited condensed consolidated statements of operations.

Accrued Research and Development Costs

The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced, and includes these costs in accrued liabilities in the unaudited condensed consolidated balance sheets and within research and development expense in the unaudited condensed consolidated statements of operations. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. The Company makes judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities.

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

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended
	March 31,
	2017	2016
Options to purchase common stock	1,675,744	336,515
Warrants to purchase common stock	10,180	10,180
Total	1,685,924	346,695

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheet. The standard requires use of the modified retrospective transition method, with elective relief, which requires application of the guidance for all periods presented. The new standard will be effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently in the process of evaluating the impact that the standard will have on its unaudited condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the accounting and reporting of income taxes, the determination of forfeiture rates, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016 and early adoption is permitted. The Company has adopted this ASU in in the first quarter of 2017. As a result of adopting this standard, the Company made an accounting policy election to account for forfeitures as they occur. This change did not have a material impact to the unaudited condensed consolidated financial statements.

3.	Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). At March 31, 2017 and December 31, 2016, the carrying amount of prepaid expenses, accounts payable and accrued liabilities approximated their estimate fair value due to their relatively short maturities. Management believes the terms of long term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s marketable securities consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of March 31, 2017 and December 31, 2016.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$7,989	$—	$—	$7,989
Corporate debt securities	—	15,132	—	15,132
Commercial paper	—	20,946	—	20,946
Total	$7,989	$36,078	$—	$44,067

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$9,657	$—	$—	$9,657
Corporate debt securities	—	11,469	—	11,469
Commercial paper	—	22,891	—	22,891
Total	$9,657	$34,360	$—	$44,017

There were no financial liabilities as of March 31, 2017 and December 31, 2016.

The following table summarizes the estimated value of the Company’s cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	March 31, 2017
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market fund	$7,989	$—	$—	$7,989
Corporate debt securities	1,505	—	—	1,505
Total cash equivalents	$9,494	$—	$—	$9,494
Marketable securities:
Corporate debt securities	$13,634	$1	$(8)	$13,627
Commercial paper	20,947	2	(3)	20,946
Total marketable securities	$34,581	$3	$(11)	$34,573

	December 31, 2016
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market fund	$9,657	$—	$—	$9,657
Corporate debt securities	2,180	—	—	2,180
Total cash equivalents	$11,837	$—	$—	$11,837
Marketable securities:
Corporate debt securities	$9,294	$—	$(5)	$9,289
Commercial paper	22,901	3	(13)	22,891
Total marketable securities	$32,195	$3	$(18)	$32,180

As of March 31, 2017 and December 31, 2016, the contractual maturity of the available-for-sale marketable securities is less than one year.

4.	Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Compensation and related benefits	$576	$1,299
Consulting costs	—	106
Contract research costs	250	834
Franchise tax	45	97
Contract manufacturing costs	—	122
Other	39	191
Total accrued liabilities	$910	$2,649

5.	Debt

In December 2016, the Company entered into an aggregate $25.0 million loan with Oxford Finance LLC (the “Oxford Loan”). The loan matures on July 1, 2021. The Company borrowed $15.0 million in December 2016 (“Tranche A”). The remaining $10.0 million (“Tranche B”) will be available to the Company upon achievement of positive top line data from the lonafarnib Phase 2 trial in HDV and positive top line Phase 2 data from at least one of the following programs, including: (i) Lambda in HDV, (ii) Exendin 9-39 in PBH based on the Company’s own IND, (iii) ubenimex in PAH, or (iv) ubenimex in Lymphedema.

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

The loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If the Company is unable to comply with these covenants or if the Company default on any portion of the outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement. The Company was in compliance with the terms under the Oxford Loan as of March 31, 2017 and December 31, 2016.

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

The Company accounts for the amortization of the debt discount utilizing the effective interest method. The Company recorded interest expense of $0.3 million for the three months ended March 31, 2017. Long-term debt and unamortized discount balances are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Face value of term loan	$15,000	$15,000
Exit fee	1,125	1,125
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(1,325)	(1,398)
Term loan, net	$14,800	$14,727

6.	Stock Based Compensation

The following table summarizes stock option activity under the Company’s stock based compensation plan during the three months ended March 31, 2017 (in thousands, except share data):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	646,778	1,212,044	$14.06		$2,414
Additional options authorized	417,833
Granted	(463,700)	463,700	$11.75
Outstanding as of March 31, 2017	600,911	1,675,744	$13.42	9.08	$2,364
Vested and exercisable as of March 31, 2017		430,837	$15.47	8.46	$995

Stock Options Granted to Employees

During the three months ended March 31, 2017, the Company granted employees stock options for 463,700 shares and the weighted-average grant date fair value of these options was $7.98. There were no stock options granted to employees during the three months ended March 31, 2016.

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

	Three Months Ended March 31,
	2017	2016
Expected term (in years)	5.65	—
Volatility	80.00%	—
Risk free interest rate	2.23%	—
Dividend yield	—	—

Stock Options Granted to Non-Employees

The Company grants stock options to non-employees in exchange for services rendered. There were no options granted to non-employees during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company granted to non-employees stock options for 48,544 shares. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned and will fluctuate as the estimated fair value of the common stock fluctuates until the awards vest. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

The fair value of the stock options granted to non-employees is estimated at each reporting date using the Black-Scholes option-pricing model using similar assumptions as for employees except that the expected term is based on the options’ remaining contractual term instead of the simplified method:

Three Months Ended March 31,
	2017	2016
Remaining contractual term (in years)	6.5 - 9.2	7.5 - 10.0
Volatility	87.42% - 98.22%	90.6% - 95.2%
Risk free interest rate	2.1% - 2.5%	1.6% - 2.0%
Dividend yield	—	—

Stock-Based Compensation Expense

Total stock-based compensation expense recognized for options granted to employees and non-employees was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	283	$234
General and administrative	1,041	104
Total	$1,324	$338

As of March 31, 2017, the total unrecognized compensation expense related to unvested employee options was $10.9 million, which the Company expects to recognize over an estimated weighted average period of 3.5 years.

7.	Income taxes

Our tax expense for the three months ended March 31, 2017 was zero due to our loss position and full valuation allowance. This is consistent with our zero-tax expense for the three months ended March 31, 2016.

8.	Legal Matters

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

On December 28, 2016, the lead plaintiff filed a notice to the United States Court of Appeals for the Ninth Circuit appealing the district court’s order dismissing the consolidated amended complaint. On May 5, 2017, the lead plaintiff and appellant filed his opening brief with the United States Court of Appeals for the Ninth Circuit and we expect to file our answering brief by July 2017.

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

9.	Commitments and Contingencies

Lease Agreement

In March, 2017, the Company entered into a non-cancelable facility lease agreement for an office facility in Palo Alto, California. The lease commenced on April 1, 2017 and expires 12 months after the commencement date. The lease has one twelve- month renewal option prior to expiration and includes rent escalation clauses through the lease term. In April 2017, the Company provided a security deposit of $27,000 as collateral for the lease. The future minimum rent payable under the new lease agreement is approximately $0.3 million during the next year.

There were no other changes in commitments and contingencies during the first quarter 2017.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of Eiger’s financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, Eiger’s consolidated financial statements and related notes thereto for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 23, 2017. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this report.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements In some cases, forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q in Part II, Item 1A — “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this Quarterly Report on Form 10-Q, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a clinical stage biopharmaceutical company focused on bringing to market novel product candidates for the treatment of orphan diseases. Since our founding in 2008, we have worked with investigators at Stanford University and evaluated a number of potential development candidates from pharmaceutical companies to comprise a pipeline of novel product candidates. Our resulting pipeline includes four Phase 2 candidates addressing four distinct orphan diseases. The programs have several aspects in common: the disease targets represent conditions of high medical need which are inadequately treated by current standard of care; the therapeutic approaches are supported by an understanding of disease biology and mechanism as elucidated by our academic research relationships; prior clinical experience with the product candidates guides an understanding of safety; and the development paths leverage the experience and capabilities of our experienced, commercially focused management team. The pipeline includes lonafarnib for Hepatitis Delta Virus, or HDV, lambda for HDV, exendin 9-39 for Post-Bariatric Hypoglycemia, or PBH, and ubenimex for Pulmonary Arterial Hypertension, or PAH, and lymphedema. We plan to deliver data from all ongoing Phase 2 clinical trials over the course of the next eighteen months as illustrated in the following table.

We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception and we do not anticipate that we will achieve profitability in the near term. Our net losses were $11.2 million and $9.7 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $87.6 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

The largest component of our operating expenses has historically been the investment in research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Product candidates:
Lonafarnib HDV	$1,119	$733
Lambda HDV	683	24
Exendin 9-39 PBH	723	116
Ubenimex PAH	2,627	2,978
Ubenimex Lymphedema	486	151
Internal research and development costs	1,826	843
Total research and development expense	$7,464	$4,845

We expect research and development expenses will increase in the future as we advance our product candidates into and through later stage clinical trials and pursue regulatory approvals, which will require a significant investment in regulatory support and contract manufacturing and clinical trial material related costs. In addition, we continue to evaluate opportunities to acquire or in-license other product candidates and technologies, which may result in higher research and development expenses due to license fee and/or milestone payments.

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and expenses for outside professional services, including legal, audit, accounting services and investor relations. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation expense and other supplies. During the three month ended March 31, 2016, we incurred incremental expenses as a result of the Merger. As a result of becoming a public company following completion of the Merger, expenses include costs related to compliance with the rules and regulations of the SEC and NASDAQ, additional insurance, investor relations, banking fees and other administrative expenses and professional services.

Interest Expense

Interest expense for the three months ended March 31, 2016, consists of interest and amortization of the debt discount related to the outstanding convertible promissory notes issued in November 2015 and then converted into common stock in March 2016, or the Notes. Interest expense for the three months ended March 31, 2017, consists of interest and amortization of the debt discount related to the Oxford Loan and related borrowing in December 2016.

Interest Income

Interest income consists of interests earned on our investments in marketable securities and cash equivalents.

Other expense, net

Other expense, net for the three months ended March 31, 2106, consists of the change in fair value of the obligation to issue common stock to Eiccose and the change in fair value of warrant liability.

The change in fair value of the obligation to issue common stock to Eiccose was related to our obligation to issue shares to Eiccose upon the closing of the next round of financing that resulted in at least $25.0 million in gross proceeds to us. Upon the closing of the Private Placement on March 22, 2016, we issued to Eiccose 96,300 fully vested shares of our common stock in settlement of this obligation. In connection with this transaction we remeasured the fair value of the obligation to issue common stock at the settlement date and the change in fair value of $0.2 million was recognized within other expense, net during the three months ended March 31, 2016. Upon the settlement of the obligation with the issuance of shares on March 22, 2016, the liability was reclassified to common stock and additional paid-in capital within stockholders’ equity.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

There have been no material changes to our critical accounting policies during the three months ended March 31, 2017 as compared to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,		$	%
	2017	2016	Change	Change
Operating expenses:
Research and development	$7,464	$4,845	$2,619	54%
General and administrative	3,522	3,833	(311)	8%
Total operating expenses	10,986	8,678	2,308
Loss from operations	(10,986)	(8,678)	(2,308)
Interest expense	(363)	(685)	322	47%
Interest income	110	—	110	*%
Other expense, net	—	(385)	385	*%
Net loss	$(11,239)	$(9,748)	$(1,491)	15%

*	Percentage not meaningful

Research and development expenses

Research and development expenses increased by $2.6 million to $7.4 million for the three months ended March 31, 2017 from $4.8 million for the same period in 2016. The increase was primarily due to a $1.6 million increase in clinical expenditures due to increased program activity, a $0.9 million increase in compensation and personnel related expenses due to an increase in headcount and a $0.1 million increase in consulting fees related to increased program activity.

General and administrative expenses

General and administrative expenses decreased by $0.3 million to $3.5 million for the three months ended March 31, 2017 from $3.8 million for the same period in 2016. The decrease was primarily due to a $1.9 million decrease in legal, consulting, advisory and accounting services incurred related to the Merger in the first quarter 2016. The decrease was partially offset by a $0.9 million increase in stock-based compensation expense and a $0.4 million increase in compensation and personnel related expenses due to an increase in headcount and a $0.2 million increase in facility and insurance expenses related to increased operating activity.

Interest expense

Interest expense decreased by $0.3 million to $0.4 million for the three months ended March 31, 2017, from $0.7 million for the same period in 2016. Interest expense in 2016 consisted of interest and amortization of the debt discount related to the Notes outstanding prior to their conversion into common stock in March 2016. Interest expense in 2017 consisted of interest and amortization of the debt discount related to the Oxford Loan related borrowings in December 2016.

Interest Income

Interest income increased by $0.1 million for the three months ended March 31, 2017, due to the interest earned on our investments in marketable securities and cash equivalents. There were no interest income earned for the three months ended March 31, 2016, as funds were not invested until the fourth quarter in 2016.

Other expenses, net

Other expense, net of $0.4 million for the three months March 31, 2016, primarily consisted of the change in fair value of the obligation to issue common stock to Eiccose and the change in fair value of warrant liability, that were settled upon the Merger. There were no such expense during the three months ended March 31, 2017.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2017, we had $14.5 million of cash and cash equivalents, $34.6 million of marketable securities and an accumulated deficit of $87.6 million. We believe that the currently available resources will be sufficient to fund our operations for at least the next 12 months following the issuance date of these unaudited condensed consolidated financial statements.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(11,006)	$(3,713)
Net cash provided by (used in) investing activities	(2,356)	28,010
Net cash provided by financing activities	57	32,122
Net (decrease) increase in cash and cash equivalents	$(13,305)	$56,419

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2017 was $11.0 million, consisting of a net loss of $11.2 million, which was partially offset by stock-based compensation expense of $1.3 million. Additionally, cash used in operating activities reflected changes in net operating assets primarily due to a decrease of $1.2 million in accounts payable and accrued expenses and other liabilities primarily associated with timing of payments.

Cash used in operating activities for the three months ended March 31, 2016 was $3.7 million, consisting of a net loss of $9.7 million, which was partially offset by accounts payable of $4.1 million related to expenses incurred in connection with the private placement, the Merger. In addition, offsetting the net loss were noncash charges of $0.7 million related to non-cash interest expense for our Notes, $0.4 million related to changes in fair value of the obligation to issue common stock to Eiccose and our warrant liability and $0.3 million for stock-based compensation expense.

Cash flows from investing activities

Cash used in investing activities was $2.4 million for the three months ended March 31, 2017, and primarily consisted of a $9.3 million purchase of marketable securities, offset by $6.9 million proceeds from maturities of marketable securities.

Cash provided by investing activities for the three months ended March 31, 2016 primarily resulted from the $28.0 million of cash received upon the consummation of the Merger.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2017 consisted of $0.1 million of proceeds from the purchase of common stock under our ESPP.

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

In March, 2017, we entered into a non-cancelable facility lease agreement for an office facility in Palo Alto, California. The lease commenced on April 1, 2017 and expires 12 months after the commencement date. The lease has one 12 month renewal option prior to expiration and includes rent escalation clauses through the lease term. In April 2017, we provided a security deposit of $27,000 as collateral for the lease. The operating lease obligation amounts above do not reflect our future minimum rent payable under the new lease agreement of approximately $0.3 million during the next year.

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

As of March 31, 2017, we had market risk exposure related to our cash and cash equivalents. We had cash and cash equivalents of $14.5 million and $34.6 million of short-term marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.

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

We also have an ongoing agreement for the manufacturing of one of our product candidates denominated in yen. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the three month period ended March 31, 2017. A hypothetical 10% change in the yen-to-dollar exchange rate on March 31, 2017 would not have had a material effect on our results of operations or financial condition.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were, in design and operation, effective.

Changes in Internal Control

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q for a further discussion of our legal proceedings.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, and in our other public filings. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors below that reflect significant changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Risks Related to our Financial Condition, Integration and Capital Requirements

We have incurred losses since our inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the three months ended March 31, 2017 and 2016, we reported a net loss of $11.2 million and $9.7 million, respectively. As of March 31, 2017, we had an accumulated deficit of approximately $87.6 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

We believe that the currently available resources will be sufficient to fund our operations for at least the next 12 months following the issuance date of these unaudited condensed consolidated financial statements. We will continue to require substantial additional capital to continue our clinical development and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

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

To the extent that we raise additional capital through the sale of equity, debt or other securities convertible into equity, your ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder such as the debt facility we entered into with Oxford Finance in December 2016. This was a $25 million debt financing arrangement with Oxford Finance wherein we drew the first tranche of $15 million upon closing. Our ability to access the final $10.0 million under the loan and security agreement is subject to our ability to achieve certain clinical development milestones, which we may not be able to meet and which and could adversely affect our liquidity. The loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If the Company is unable to comply with these covenants or if the Company default on any portion of the outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement.

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

We currently have five Phase 2 development programs focused on four separate indications. One of our product candidates, exendin 9-39, has only generated data in an academic setting and we may not be able to replicate or develop additional data to satisfy regulatory requirements for approval. For ubenimex, data to date has been developed for use in indications other than those that we have rights to or in which we plan to develop the product candidate and most of the data has been developed for a dose lower than in our current studies. Similarly, some of our lonafarnib results to date rely on laboratory-developed assays approved by the European Medical Agency that have not been validated or accepted by the FDA.

We provide our geographically diverse clinical sites with good clinical practice protocols. We review and monitor the execution of our protocols at our various sites in an effort to understand those protocols are being followed. There can be no assurance that the data we develop for our product candidates in our planned indications will be sufficient to obtain regulatory approval.

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

Our approach to identifying and developing product candidates depends, in large part, on our ability to obtain orphan drug designation from regulatory authorities in major markets. Without the potential protection of this regulatory exclusivity upon approval, many of our product candidates would otherwise not justify investment as they are not protected by patents or they are otherwise marketed or generic products. While we assess the potential for obtaining orphan drug designation at the time that we contemplate the acquisition of product candidates and we intend to timely file for such designation, there can be no assurance that we will obtain orphan drug designation or be able to successfully meet the regulatory requirements to maintain that designation with the planned clinical trials for our product candidates. Failure to obtain orphan drug designation would make our product candidates significantly less competitive and potentially not viable investments for further development. Although we already obtained orphan drug designation for three of our product candidates, failure to demonstrate significant benefit over existing approved drugs in pivotal clinical trials may lead to marketing approval but without qualifying for orphan drug protection in some regions, such as in Europe.

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
•

the data collected from clinical studies of our product candidates may not be sufficient or complete or meet the regulatory requirements to support the submission of a new drug application, or NDA, or other submission or to obtain regulatory approval in the United States or foreign jurisdictions. For example, the LOWR HDV – 1 and LOWR HDV – 2 study is not yet complete and we have identified and continue to assess certain good clinical practice violations that may impact certain data and information that we plan to submit to the FDA;

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

The lengthy and uncertain regulatory approval process, as well as the unpredictability of the results of clinical studies, may result in our failing to obtain regulatory approval to market any of our product candidates or to be significantly delayed from our expectations for potential approval, which would significantly harm our business, results of operations, and prospects. In addition, although we have obtained orphan drug designation for three of our product candidates in our planned indications to date, there can be no assurance that the FDA will grant our similar status for our other proposed development indications or other product candidates in the future.

Drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.

Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of preclinical studies and early clinical studies of our product candidates may not be predictive of the results of larger, later-stage controlled clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. Our clinical studies to date have been conducted on a small number of patients in limited numbers of clinical sites and in academic settings or for other indications. We will have to conduct larger, well-controlled studies in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical studies. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase 2, Phase 3, or other clinical studies we have conducted or may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to obtain regulatory approval to receive regulatory approval or market our drug candidates. For example, the LOWR HDV – 1 and LOWR HDV – 2 study is not yet complete and we have identified and continue to assess certain good clinical practice violations that may impact certain data and information that we plan to submit to the FDA.

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

•

failure by clinical sites or our CROs or other third parties to adhere to clinical study requirements or report complete findings such as the LOWR HDV – 1 and LOWR HDV – 2 study, which is not yet complete and we have identified and continue to assess certain good clinical practice violations that may impact certain data and information that we plan to submit to the FDA;

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

Undesirable side effects, including the reporting of potentially incomplete or inadequate safety data from LOWR HDV – 1 and LOWR HDV – 2, caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or terminate or conduct additional or larger clinical studies or even if approved, result in a restrictive label or delay regulatory approval by the FDA or comparable foreign authorities.

In addition, while our lonafarnib product candidate has been studied in thousands of oncology patients and the most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), weight loss, fatigue and rash, treatment discontinuation across the lonafarnib clinical studies conducted in oncology has been in the range of approximately 19-52% and we may experience comparable or higher rates of discontinuation in testing in our anti-viral, hepatitis D virus studies. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies by other uses of lonafarnib for other indications or our own clinical trials. Our lonafarnib product candidate has been studied in combination with a pharmacokinetic booster ritonavir for the HDV indication. New safety concerns due to the drug combination may emerge in our HDV program that were not identified from the thousands of oncology patients on lonafarnib without ritonavir. Additionally, while we have a license to another farnesyltranferase inhibitor compound, tipifarnib, from Janssen Pharmaceutica, N.V., or Janssen, Janssen has granted rights to tipifarnib to Kura Oncology, Inc., or Kura, in oncology and negative results or undesirable side effects from Kura’s clinical trials for a compound with a similar mechanism of action may negatively impact the perception of lonafarnib for anti-viral indications. Merck may also grant rights to other anti-viral or potentially other indications to other third parties. Undesirable side effects and negative results for other indications may negatively impact the development and potential for approval of our product candidates for our proposed indications.

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

We have relied upon and plan to continue to rely upon investigators and third-party CROs to conduct, monitor and manage our ongoing clinical programs. We rely on these parties for execution of clinical studies and manage and control only certain aspects of their activities. We remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We, our investigators, and our CROs and other vendors are required to comply all applicable laws, regulations and guidelines, including those required by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of our investigators, CROs or vendors fail to comply with applicable laws, regulations and guidelines, the results generated in our clinical studies may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies before approving our marketing applications. For example, since LOWR HDV – 1 and LOWR HDV – 2 have not yet completed, and we have identified and continue to assess certain good clinical practice violations that may impact certain data and information that we plan to submit to the FDA. We cannot assure you that our CROs and other vendors will meet these requirements, or that upon inspection by any regulatory authority, such regulatory authority will determine that efforts, including any of our clinical studies, comply with applicable requirements. Our failure to comply with these laws, regulations and guidelines may require us to repeat clinical studies or conduct larger additional studies, which would be costly and delay the regulatory approval process.

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

With respect to our lonafarnib program, we procured an inventory of product from Merck to supply our initial clinical study needs. In 2016, we transferred the manufacturing of drug substance and drug product to our third-party contractors. These vendors have successfully made GMP batches for our future clinical studies. With respect to our lambda program, as part of the license agreement, we obtained a substantial inventory of product from BMS sufficient to initiate our clinical trials. We are in the process of transferring the manufacturing technology to our third-party vendors and anticipate GMP manufacturing at those facilities to begin in 2017. With respect to our ubenimex program we have relied on Nippon Kayaku to provide us with product to conduct our trials and have completed the process of transferring the manufacturing of ubenimex to our third-party vendors in the US.

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

Patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend the patent or data exclusivity terms of products. With respect to ubenimex, lonafarnib, lambda and exendin 9-39, a substantial portion of the potential commercial opportunity will likely rely on patent term extensions, and we cannot provide any assurances that any such patent term extensions will be obtained and, if so, for how long. As a result, we may not be able to maintain exclusivity for our products for an extended period after regulatory approval, which would negatively impact our business and results of operations. If we do not have sufficient patent terms or regulatory exclusivity to protect our products, our business and results of operations will be adversely affected.

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

We may not be successful in securing or maintaining proprietary patent protection in the United States and/or in other countries for products and technologies we develop or license. Moreover, if any patents that are granted and listed in the Orange Book are successfully challenged by way of a Paragraph IV certification and subsequent litigation, the affected product could more immediately face generic competition and its sales would likely decline materially. Should sales decline, we may have to write off a portion or all of the intangible assets associated with the affected product and our results of operations and cash flows could be materially and adversely affected.

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

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of March 31, 2017, we had 20 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We currently conduct clinical trials in the United States; Canada; Sydney, Australia; Ankara, Turkey; Hannover, Germany; Karachi, Pakistan; Auckland, New Zealand and Jerusalem/Beersheba, Israel, and accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. Emerging regions, such as Eastern Europe, Latin America, Asia, and Africa, as well as more developed markets, such as the United Kingdom, France, Germany, and Australia, provide clinical study opportunities for us. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, Turkey is a key region for clinical activity relating to Hepatitis Delta, and further outbreaks of violence and political instability in the region could disrupt our clinical operations. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our financial results.

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

On December 28, 2016, the lead plaintiff filed a notice to the United States Court of Appeals for the Ninth Circuit appealing the district court’s order dismissing the consolidated amended complaint. On May 5, 2017, the lead plaintiff and appellant filed his opening brief with the United States Court of Appeals for the Ninth Circuit and we expect to file our answering brief by July 2017.

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

The market price of our common stock has been and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	results or delays in preclinical studies or clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	unanticipated serious safety concerns related to the use of any of our product candidates;
•	reports of adverse events in other gene therapy products or clinical trials of such products;
•	inability to obtain additional funding;
•	any delay in filing an IND or NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;
•	our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	failure to obtain orphan drug designation;
•	failure to maintain our existing third-party license and supply agreements;
•	failure by our licensors to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our product candidates;
•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services, or technologies by our competitors;
•	failure to meet or exceed financial and development projections we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	if securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinions regarding our business and stock;

•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to the hepatitis market generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with potential products of ours;
•	changes in the structure of health care payment systems; and
•	period-to-period fluctuations in our financial results.

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

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The recent Merger resulted in an ownership change and, accordingly, both parties’ net operating loss carryforwards and certain other tax attributes will be subject to further limitations on their use. We assessed whether Eiger had an ownership change, as defined by Section 382 of the Code, that occurred from our formation through December 31, 2016. Based upon this assessment no reduction was made to the federal and state NOL carryforwards or federal and state tax credit carryforwards under these rules. Additional ownership changes in the future could result in additional limitations on the combined organization’s net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

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

Eiger BioPharmaceuticals, Inc.

Date: May 12, 2017	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: May 12, 2017	By:	/s/ James Welch
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

10.1*	Eiger BioPharmaceuticals, Inc. Non-Employee Director Compensation Policy.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

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