Form 10-Q
period 2017-06-30
Eiger BioPharmaceuticals, Inc.
filed 2017-08-11
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 3, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 8,367,030.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,197	$27,756
Marketable securities	29,112	32,180
Prepaid expenses and other current assets	969	581
Total current assets	41,278	60,517
Property and equipment, net	101	76
Other assets	81	143
Total assets	$41,460	$60,736
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,468	$2,639
Accrued liabilities	1,422	2,649
Total current liabilities	5,890	5,288
Long term debt, net	14,898	14,727
Total liabilities	20,788	20,015
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	119,413	117,086
Accumulated other comprehensive loss	(6)	(15)
Accumulated deficit	(98,743)	(76,358)
Total stockholders’ equity	20,672	40,721
Total liabilities and stockholders’ equity	$41,460	$60,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$8,131	$10,720	$15,595	$15,565
General and administrative	2,946	2,477	6,468	6,310
Total operating expenses	11,077	13,197	22,063	21,875
Loss from operations	(11,077)	(13,197)	(22,063)	(21,875)
Interest expense	(378)	—	(741)	(685)
Interest income	113	—	223	—
Other income (expense), net	196	(4)	196	(389)
Net loss	$(11,146)	$(13,201)	$(22,385)	$(22,949)
Net loss per common share, basic and diluted	$(1.33)	$(1.87)	$(2.68)	$(5.73)
Weighted-average common shares outstanding, basic and diluted	8,367,030	7,069,257	8,363,803	4,002,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(11,146)	$(13,201)	$(22,385)	$(22,949)
Other comprehensive loss:
Unrealized gain on marketable securities, net	2	—	9	—
Comprehensive loss	$(11,144)	$(13,201)	$(22,376)	$(22,949)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net loss	$(22,385)	$(22,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	9
Amortization of premiums on marketable securities	(73)	—
Non-cash interest expense	171	685
Stock-based compensation	2,270	512
Change in fair value of obligation to issue shares to Eiccose	—	204
Change in fair value of warrant liability	—	165
Issuance of common stock in connection with a license agreement	—	3,172
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(388)	(253)
Other non-current assets	62	(91)
Accounts payable	1,829	(701)
Accrued and other liabilities	(1,427)	(284)
Net cash used in operating activities	(19,922)	(19,531)
Investing activities
Purchase of marketable securities	(17,550)	—
Proceeds from maturities of marketable securities	20,700	—
Proceeds from intellectual property sale	200	—
Proceeds from merger transaction	—	28,018
Purchase of property and equipment	(44)	(20)
Net cash provided by investing activities	3,306	27,998
Financing activities
Proceeds from issuance of common stock upon private placement, net of issuance cost	—	32,108
Proceeds from issuance of common stock upon ESPP purchase	57	—
Proceeds from issuance of common stock upon options exercises	—	39
Proceeds from issuance of common stock upon warrants exercises	—	7
Net cash provided by financing activities	57	32,154
Net (decrease) increase in cash and cash equivalents	(16,559)	40,621
Cash and cash equivalents at beginning of period	27,756	4,778
Cash and cash equivalents at end of period	$11,197	$45,399
Supplemental disclosures of non-cash investing and financing information:
Non-cash activities:
Conversion of warrant liability to common stock upon private placement	$—	$1,050
Issuance of common stock in connection with a license agreement	$—	$3,172
Issuance of common stock to Eiccose upon private placement	$—	$1,661
Non-cash net liabilities assumed in reverse merger	$—	$671
Conversion of convertible promissory note to common stock upon private placement	$—	$6,129
Conversion of preferred stock to common stock upon reverse merger	$—	$22,567

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

Liquidity

As of June 30, 2017, the Company had $11.2 million of cash and cash equivalents, $29.1 million of short-term marketable securities, an accumulated deficit of $98.7 million and negative cash flows from operating activities. The Company expects to continue to incur losses for the next several years.

Management believes that the currently available resources will be sufficient to fund its operations for at least the next 12 months following the issuance date of these unaudited condensed consolidated financial statements. However, if the Company’s anticipated operating results are not achieved in future periods, management believes that planned expenditures will need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Eiger BioPharmaceuticals, Inc. and its wholly owned subsidiaries, EBPI Merger Inc., EB Pharma LLC and Eiger BioPharmaceuticals Europe Limited, and have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year. The balance sheet as of December 31, 2016, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

Short-Term Marketable Securities

Short-term marketable securities consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of acquisition. All short-term marketable securities are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive loss. The cost of available-for-sale securities sold is based on the specific-identification method. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in other expense, net on the accompanying unaudited condensed consolidated statements of operations.

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

The Weighted-average common shares outstanding for the three and six month periods ended June 30, 2016, are impacted by the weighted effect of the conversion or issuance of 6,668,045 common shares in conjunction with the closing of the Merger Agreement on March 22, 2016.

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Options to purchase common stock	1,593,560	310,069	1,593,560	310,069
Warrants to purchase common stock	10,180	10,180	10,180	10,180
Total	1,603,740	320,249	1,603,740	320,249

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the accounting and reporting of income taxes, the determination of forfeiture rates, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016 and early adoption is permitted. The Company has adopted this ASU in in the first quarter of 2017. As a result of adopting this standard, the Company made an accounting policy election to account for forfeitures as they occur. This change did not have a material impact to the consolidated financial statements.

3.	Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). At June 30, 2017 and December 31, 2016, the carrying amount of prepaid expenses, accounts payable and accrued liabilities approximated their estimate fair value due to their relatively short maturities. Management believes the terms of long term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s marketable securities consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of June 30, 2017 and December 31, 2016.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$4,794	$—	$—	$4,794
Corporate debt securities	—	16,139	—	16,139
Commercial paper	—	13,224	—	13,224
Total	$4,794	$29,363	$—	$34,157

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$9,657	$—	$—	$9,657
Corporate debt securities	—	11,469	—	11,469
Commercial paper	—	22,891	—	22,891
Total	$9,657	$34,360	$—	$44,017

There were no financial liabilities as of June 30, 2017 and December 31, 2016.

The following table summarizes the estimated value of the Company’s cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	June 30, 2017
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market fund	$4,794	$—	$—	$4,794
Corporate debt securities	251	—	—	251
Total cash equivalents	$5,045	$—	$—	$5,045
Marketable securities:
Corporate debt securities	$15,893	$1	$(6)	$15,888
Commercial paper	13,225	—	(1)	13,224
Total marketable securities	$29,118	$1	$(7)	$29,112

	December 31, 2016
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market fund	$9,657	$—	$—	$9,657
Corporate debt securities	2,180	—	—	2,180
Total cash equivalents	$11,837	$—	$—	$11,837
Marketable securities:
Corporate debt securities	$9,294	$—	$(5)	$9,289
Commercial paper	22,901	3	(13)	22,891
Total marketable securities	$32,195	$3	$(18)	$32,180

As of June 30, 2017 and December 31, 2016, the contractual maturity of the available-for-sale marketable securities is less than one year.

4.	Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Compensation and related benefits	$828	$1,299
Contract research costs	449	834
Franchise tax	90	97
Consulting costs	—	106
Contract manufacturing costs	—	122
Other	55	191
Total accrued liabilities	$1,422	$2,649

5.	Debt

In December 2016, the Company entered into an aggregate $25.0 million loan with Oxford Finance LLC (the “Oxford Loan”). The loan matures on July 1, 2021. The Company borrowed $15.0 million in December 2016 (“Tranche A”). The remaining $10.0 million (“Tranche B”) will be available to the Company upon achievement of positive top line data from the lonafarnib Phase 2 trial in HDV, which was achieved in the fourth quarter of 2016, plus positive top line Phase 2 data from at least one of the following programs, including: (i) Lambda in HDV, (ii) Exendin 9-39 in PBH based on the Company’s own IND, (iii) ubenimex in PAH, or (iv) ubenimex in Lymphedema.

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

The loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If the Company is unable to comply with these covenants or if the Company defaults on any portion of the outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement. The Company was in compliance with the terms under the Oxford Loan as of June 30, 2017 and December 31, 2016.

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

The Company accounts for the amortization of the debt discount utilizing the effective interest method. The Company recorded interest expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2017. Long-term debt and unamortized discount balances are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Face value of term loan	$15,000	$15,000
Exit fee	1,125	1,125
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(1,227)	(1,398)
Term loan, net	$14,898	$14,727

6.	Sale of Assets

In May 2017, the Company and Theragene Pharmaceuticals, Inc. (“Theragene”) entered into an asset purchase agreement (“Theragene APA”), whereby the Company sold all of the assets related to MYDICAR including any related intellectual property for a cash payment of $0.2 million and 475,000 shares of common stock of Theragene. At any time after the Theragene APA execution date and until Theragene has received cumulative gross proceeds of $4.0 million (“Proceeds Date”) from all equity financing transactions occurring after the Theragene APA execution date, if Theragene issues additional shares of its common stock without consideration or for a consideration per share less than $6.00 per share then Theragene will issue additional shares of its common stock to the Company concurrently with such issue, in an amount such that the per share consideration multiplied by the aggregate number of common stock shares issued to the Company will equal $2.85 million. Additionally, the Company may exercise a put option at any time after the Proceeds Date, where upon written notice from the Company, Theragene will repurchase the 225,000 shares of its common stock held by the Company (“Option Shares”) at an aggregate purchase price equal to the greater of $1.35 million or the aggregate fair market value of the Option Shares as of the date of the receipt notice. The Company is also eligible to receive contingent consideration up to a maximum $45.0 million in cash, based upon Theragene achieving certain specified future milestones. In addition, the Company is also eligible to receive up to 8% royalties on net sales of any future Theragene products covered by or involving the related patents or know-how until the 20th anniversary of the Theragene APA.

The Company has determined that the sale of the MYDICAR assets qualify as an asset sale and not a business.

As of June 30, 2017, the Company received a cash payment of $0.2 million, which was recognized as other income. Concurrently with the execution of the Theragene APA, the Company became an owner of 475,000 shares of common stock of Theragene and a put option for 225,000 shares of common stock of Theragene, which were recognized as a cost method investment with carrying value of zero.

7.	Stock Based Compensation

The following table summarizes stock option activity under the Company’s stock based compensation plan during the six months ended June 30, 2017 (in thousands, except share data):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	646,778	1,212,044	$14.06		$2,414
Additional options authorized	417,833
Granted	(576,200)	576,200	$10.91
Canceled	194,684	(194,684)	$13.45
Outstanding as of June 30, 2017	683,095	1,593,560	$13.00	8.54	$1,531
Vested and exercisable as of June 30, 2017		536,953	$14.95	7.46	$712

Stock Options Granted to Employees

During the three and six months ended June 30, 2017, the Company granted employees stock options for 60,000 and 523,700 shares, respectively. The weighted-average grant date fair value of these options was $5.41 and $7.69 for the three and six months ended June 30, 2017, respectively. There were no stock options granted to employees during the three and six months ended June 30, 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected term (in years)	5.27-6.02	—	5.27-6.02	—
Volatility	79.0%-80.0%	—	79.0%-80.0%	—
Risk free interest rate	1.6%-1.9%	—	1.6%-2.2%	—
Dividend yield	—	—	—	—

Stock Options Granted to Non-Employees

The Company grants stock options to non-employees in exchange for services rendered. During the three and six months ended June 30, 2017, the Company granted to non-employees stock options for 52,500 shares. During the three and six months ended June 30, 2016, the Company granted to non-employees stock options for zero and 48,544 shares, respectively. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned and will fluctuate as the estimated fair value of the common stock fluctuates until the awards vest. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

The fair value of the stock options granted to non-employees is estimated at each reporting date using the Black-Scholes option-pricing model using similar assumptions as for employees except that the expected term is based on the options’ remaining contractual term instead of the simplified method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Remaining contractual term (in years)	6.25-10.00	7.25-9.92	6.25-10.00	7.25-10.0
Volatility	88.0%-94.6%	89.4%-95.8%	87.4%-98.2%	89.4%-95.8%
Risk free interest rate	1.9%-2.3%	1.4%-1.9%	1.9%-2.4%	1.4%-2.0%
Dividend yield	—	—	—	—

Stock-Based Compensation Expense

Total stock-based compensation expense recognized for options granted to employees and non-employees was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	215	$69	498	$303
General and administrative	731	105	1,772	209
Total	$946	$174	$2,270	$512

As of June 30, 2017, the total unrecognized compensation expense related to unvested employee options was $8.7 million, which the Company expects to recognize over an estimated weighted average period of 3.2 years.

8.	Income Taxes

Our tax expense for the three and six months ended June 30, 2017 was zero due to our loss position and full valuation allowance. This is consistent with our zero-tax expense for the three and six months ended June 30, 2016.

9.	Legal Matters

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

On December 28, 2016, the lead plaintiff filed a notice to the United States Court of Appeals for the Ninth Circuit appealing the district court’s order dismissing the consolidated amended complaint. On May 5, 2017, the lead plaintiff and appellant filed his opening appellate brief. On July 5, 2017, defendants filed their answering appellate brief.

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

10.	Commitments and Contingencies

Lease Agreement

In March 2017, the Company entered into a non-cancelable facility lease agreement for an office facility in Palo Alto, California. The lease commenced on April 1, 2017 and expires 12 months after the commencement date. The lease has one twelve-month renewal option prior to expiration and includes rent escalation clauses through the lease term. In April 2017, the Company provided a security deposit of $27,000 as collateral for the lease. The future minimum rent payable under the new lease agreement is approximately $0.3 million during the next year.

There were no other changes in commitments and contingencies during the three and six months ended June 30, 2017.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements In some cases, forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to, among other thing, our future plans, objectives, expectations, intentions, the potential for our programs, the timing of our clinical trials and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q in Part II, Item 1A — “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this Quarterly Report on Form 10-Q, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a clinical stage biopharmaceutical company focused on bringing to market novel product candidates for the treatment of orphan diseases. Since our founding in 2008, we have worked with investigators at Stanford University and evaluated a number of potential development candidates from pharmaceutical companies to comprise a pipeline of novel product candidates. Our resulting pipeline includes four Phase 2 candidates addressing four distinct orphan diseases. The programs have several aspects in common: the disease targets represent conditions of high medical need which are inadequately treated by current standard of care; the therapeutic approaches are supported by an understanding of disease biology and mechanism as elucidated by our academic research relationships; prior clinical experience with the product candidates guides an understanding of safety; and the development paths leverage the experience and capabilities of our experienced, commercially-focused management team. The pipeline includes lonafarnib for Hepatitis Delta Virus, or HDV, lambda for HDV, exendin 9-39 for Post-Bariatric Hypoglycemia, or PBH, and ubenimex for Pulmonary Arterial Hypertension, or PAH, and lymphedema. We plan to deliver data from all ongoing Phase 2 clinical trials over the course of the next eighteen months.

We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception and we do not anticipate that we will achieve profitability in the near term. Our net losses were $22.4 million and $22.9 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $98.7 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to incur significant expenses and increasing operating losses for at least the next several years as we initiate and continue the clinical development of, and seek regulatory approval for, our product candidates and add personnel necessary to operate as a public company with an advanced clinical candidate pipeline of products. In addition, we are now operating as a publicly traded company following the merger with Celladon, and we have and will be hiring additional financial and other personnel, upgrading our financial information systems and incurring costs associated with operating as a public company. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

Merger with Celladon

On March 22, 2016, we completed the merger between Private Eiger and Celladon in accordance with the terms of the Agreement and Plan of Merger, dated as of November 18, 2015, by and among Private Eiger, Celladon and Celladon Merger Sub, Inc., or the Merger. Also on March 22, 2016, in connection with, and prior to the completion of the Merger, we effected a fifteen for one reverse stock split of our common stock, or the Reverse Stock Split, and changed our name to “Eiger BioPharmaceuticals, Inc.”

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

Financial Operations Overview

Research and Development Expenses

Research and development expenses represent costs incurred to conduct research and development, such as the development of our product candidates. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:

•	expenses incurred under agreements with consultants, contract research organizations and clinical trial sites that conduct research and development activities on our behalf;
•	laboratory and vendor expenses related to the execution of clinical trials;
•	contract manufacturing expenses, primarily for the production of clinical trial supplies;
•	license fees associated with our license agreements; and
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

The largest component of our operating expenses has historically been the investment in manufacturing capabilities, and research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product candidates:
Lonafarnib HDV	$1,271	$2,018	$2,390	$2,751
Lambda HDV	739	5,430	1,422	5,455
Exendin 9-39 PBH	1,096	700	1,819	815
Ubenimex PAH	3,012	1,132	5,639	4,110
Ubenimex Lymphedema	373	472	859	623
Internal research and development costs	1,640	968	3,466	1,811
Total research and development expense	$8,131	$10,720	$15,595	$15,565

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and expenses for outside professional services, including legal, audit, accounting services, insurance costs and costs associated with being a public company. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation expense and other supplies. During the six month ended June 30, 2016, we incurred incremental expenses as a result of the Merger. As a result of becoming a public company following completion of the Merger, expenses include costs related to compliance with the rules and regulations of the SEC and NASDAQ, additional insurance, investor relations, banking fees and other administrative expenses and professional services.

Interest Expense

Interest expense for the three and six months ended June 30, 2017, consists of interest and amortization of the debt discount related to the Oxford Loan borrowing in December 2016. Interest expense for the six months ended June 30, 2016, consists of interest and amortization of the debt discount related to the outstanding convertible promissory notes issued in November 2015 and then converted into common stock in March 2016, or “the Notes”.

Interest Income

Interest income consists of interests earned on our investments in marketable securities and cash equivalents.

Other Income (Expense), Net

Other income, net for the three and six months ended June 30, 2017, primarily consists of the payment received for MYDICAR sale.

Other expense, net for the six months ended June 30, 2016, consists of the change in fair value of the obligation to issue common stock to Eiccose and the change in fair value of warrant liability.

The change in fair value of the obligation to issue common stock to Eiccose was related to our obligation to issue shares to Eiccose upon the closing of the next round of financing that resulted in at least $25.0 million in gross proceeds to us. Upon the closing of the Private Placement on March 22, 2016, we issued to Eiccose 96,300 fully vested shares of our common stock in settlement of this obligation. In connection with this transaction we remeasured the fair value of the obligation to issue common stock at the settlement date and the change in fair value of $0.2 million was recognized within other expense, net during the six months ended June 30, 2016. Upon the settlement of the obligation with the issuance of shares on March 22, 2016, the liability was reclassified to common stock and additional paid-in capital within stockholders’ equity.

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

There have been no material changes to our critical accounting policies during the six months ended June 30, 2017 as compared to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		$	%
	2017	2016	Change	Change
Operating expenses:
Research and development	$8,131	$10,720	$(2,589)	24%
General and administrative	2,946	2,477	469	19%
Total operating expenses	11,077	13,197	(2,120)
Loss from operations	(11,077)	(13,197)	2,120
Interest expense	(378)	—	(378)	*%
Interest income	113	—	113	*%
Other income (expense), net	196	(4)	200	*%
Net loss	$(11,146)	$(13,201)	$2,055	16%

*	Percentage not meaningful

Research and development expenses

Research and development expenses decreased by $2.6 million to $8.1 million for the three months ended June 30, 2017, from $10.7 million for the same period in 2016. The decrease primarily relates to a $5.2 million upfront payment under our License Agreement with Bristol Myers Squibb Company that was recognized in the second quarter 2016. There were no similar payments during the same period in 2017. The decrease was partially offset by a $1.9 million increase in clinical expenditures due to increased program activity, a $0.5 million increase in compensation and personnel related expenses and a $0.1 million increase in stock-based compensation expense due to an increase in headcount, and a $0.1 million increase in facility and insurance expenses related to increase in operating activity.

General and administrative expenses

General and administrative expenses increased by $0.4 million to $2.9 million for the three months ended June 30, 2017 from $2.5 million for the same period in 2016. The increase was primarily due to a $0.6 million increase in stock-based compensation expense and a $0.1 million increase in compensation and personnel related expenses due to an increase in headcount, and a $0.1 million increase in franchise tax expense due to increased operating activity. The increase was partially offset by a $0.4 million decrease in legal, consulting, advisory and accounting services due to the incremental expenses incurred as a result of the Merger in the first quarter 2016.

Interest expense

Interest expense increased by $0.3 million for the three months ended June 30, 2017, and consisted of interest and amortization of the debt discount related to the Oxford Loan borrowings in December 2016. There was no interest expense for the three months ended June 30, 2016.

Interest income

Interest income increased by $0.1 million for the three months ended June 30, 2017, due to the interest earned on our investments in marketable securities and cash equivalents. There was no interest income earned for the three months ended June 30, 2016, as funds were not invested until the fourth quarter in 2016.

Other income, net

Other income, net increased by $0.2 million for the three months ended June 30, 2017, due to the payment received from Theragene for MYDICAR sale. There was no other income earned for the three months ended June 30, 2016.

Comparison of the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,		$	%
	2017	2016	Change	Change
Operating expenses:
Research and development	$15,595	$15,565	$30	*%
General and administrative	6,468	6,310	158	3%
Total operating expenses	22,063	21,875	188
Loss from operations	(22,063)	(21,875)	(188)
Interest expense	(741)	(685)	(56)	8%
Interest income	223	—	223	*%
Other income (expense), net	196	(389)	585	*%
Net loss	$(22,385)	$(22,949)	$564	2%
*	Percentage not meaningful

Research and development expenses

There was no material change in research and development expenses for the six months ended June 30, 2017 compared to the same period in 2016. There was a decrease of $5.2 million due to upfront payment under our License Agreement with Bristol Myers Squibb Company that was recognized in the second quarter 2016. There were no similar payments during the same period in 2017. The decrease was offset by a $3.4 million increase in clinical expenditures due to increased program activity, a $1.4 million increase in compensation and personnel related expenses and a $0.2 million increase in stock-based compensation expense due to an increase in headcount, and a $0.2 million increase in facility and insurance expenses related to increase in operating activity.

General and administrative expenses

General and administrative expenses increased by $0.2 million to $6.5 million for the six months ended June 30, 2017 from $6.3 million for the same period in 2016. The increase was primarily due to a $1.6 million increase in stock-based compensation expense and a $0.5 million increase in compensation and personnel related expenses due to an increase in headcount, a $0.2 million increase in facility and insurance expenses and a $0.2 million increase in franchise tax expense due to increased operating activity. The increase was partially offset by a $2.3 million decrease in legal, consulting, advisory and accounting services due to the incremental expenses incurred as a result of the Merger in the first quarter 2016.

Interest expense

There was no material change in interest expense for the six months ended June 30, 2017 compared to the same period in 2016. Interest expense in 2017 consisted of interest and amortization of the debt discount related to the Oxford Loan borrowings in December 2016. Interest expense in 2016 consisted of interest and amortization of the debt discount related to the Notes outstanding prior to their conversion into common stock in March 2016.

Interest income

Interest income increased by $0.2 million for the six months ended June 30, 2017, due to the interest earned on our investments in marketable securities and cash equivalents. There was no interest income earned for the six months ended June 30, 2016, as funds were not invested until the fourth quarter in 2016.

Other income (expense), net

Other income (expense), net increased by $0.6 million to $0.2 million of other income for the six months ended June 30, 2017 from $0.4 million of other expense for the same period in 2016. Other income in 2017 primarily consisted of the payment received from Theragene for MYDICAR sale. Other expense in 2016 primarily consisted of the change in fair value of the obligation to issue common stock to Eiccose and the change in fair value of warrant liability, that were settled upon the Merger.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2017, we had $11.2 million of cash and cash equivalents, $29.1 million of marketable securities and an accumulated deficit of $98.7 million. We believe that the currently available resources will be sufficient to fund our operations for at least the next 12 months following the issuance date of these unaudited condensed consolidated financial statements.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(19,922)	$(19,531)
Net cash provided by investing activities	3,306	27,998
Net cash provided by financing activities	57	32,154
Net (decrease) increase in cash and cash equivalents	$(16,559)	$40,621

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2017 was $19.9 million, consisting of a net loss of $22.4 million, which was partially offset by stock-based compensation expense of $2.3 million and amortization of debt discount of $0.2 million.

Cash used in operating activities for the six months ended June 30, 2016 was $19.5 million, primarily consisting of a net loss of $22.9 million, which was partially offset by a $3.2 million related to a non-cash issuance of common stock to Bristol-Meyers Squibb in connection with a license agreement.

Cash flows from investing activities

Cash provided by investing activities was $3.3 million for the six months ended June 30, 2017, and primarily consisted of a $20.7 million proceeds from maturities of marketable securities and $0.2 million proceeds from MYDICAR sale, which was partially offset by $17.6 million purchase of marketable securities.

Cash provided by investing activities for the six months ended June 30, 2016 primarily resulted from the $28.0 million of cash received upon the consummation of the Merger.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2017 consisted of $0.1 million of proceeds from the purchase of common stock under our ESPP.

Cash provided by financing activities for the six months ended June 30, 2016 primarily consisted of $32.1 million of proceeds from the issuance of common stock in the private placement, net of issuance costs.

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

In March, 2017, we entered into a non-cancelable facility lease agreement for an office facility in Palo Alto, California. The lease commenced on April 1, 2017 and expires 12 months after the commencement date. The lease has one 12-month renewal option prior to expiration and includes rent escalation clauses through the lease term. In April 2017, we provided a security deposit of $27,000 as collateral for the lease. The operating lease obligation amounts above do not reflect our future minimum rent payable under the new lease agreement of approximately $0.3 million during the next year.

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

As of June 30, 2017, we had market risk exposure related to our cash and cash equivalents. We had cash and cash equivalents of $11.2 million and $29.1 million of short-term marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.

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

We carry out some of our clinical development and supportive activities in foreign countries and payments may be due in foreign currencies. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the three and six months ended June 30, 2017.

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

Changes in Internal Control

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and six months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 9 of the Notes to the unaudited Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q for a further discussion of our legal proceedings.

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

Risks Related to our Financial Condition, Integration and Capital Requirements

We have incurred losses since our inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the six months ended June 30, 2017 and 2016, we reported a net loss of $22.4 million and $22.9 million, respectively. As of June 30, 2017, we had an accumulated deficit of approximately $98.7 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

We believe that the currently available resources will be sufficient to fund our operations for at least the next 12 months following the issuance date of these unaudited condensed consolidated financial statements. We will continue to require substantial additional capital to continue our clinical development, manufacturing efforts and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including manufacturing of clinical supplies, conducting clinical studies and providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and debt facilities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect losses to increase as we advance five Phase 2 clinical development programs for potentially four indications. While we have not yet commenced pivotal clinical studies for any product candidate and it may be several years, if ever, before we complete pivotal clinical studies and have a product candidate approved for commercialization, we expect to invest significant funds into these clinical candidates to determine the potential to advance these compounds to regulatory approval.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:

•	continue the clinical development of our product candidates;
•	in-license or acquire additional product candidates;
•	undertake the manufacturing or have manufactured our product candidates;
•	advance our programs into larger, more expensive clinical studies;
•	initiate additional nonclinical, clinical, or other studies for our product candidates;

•	identify, educate and develop potential commercial opportunities, such as lonafarnib for HDV, lambda for HDV, exendin 9-39 for PBH and ubenimex for PAH and lymphedema;
•	seek regulatory and marketing approvals and reimbursement for our product candidates;
•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market ourselves;
•	seek to identify, assess, acquire, and/or develop other product candidates;
•	make milestone, royalty or other payments under third-party license agreements;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
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

To the extent that we raise additional capital through the sale of equity, debt or other securities convertible into equity, your ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder such as the debt facility we entered into with Oxford Finance in December 2016. This was a $25.0 million debt financing arrangement with Oxford Finance wherein we borrowed the first tranche of $15.0 million upon closing in December 2016. Our ability to access the final $10.0 million under the loan and security agreement is subject to our ability to achieve certain clinical development milestones, which we may not be able to meet and which and could adversely affect our liquidity. The loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If the Company is unable to comply with these covenants or if the Company default on any portion of the outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement.

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

We currently have five Phase 2 development programs focused on four separate indications. For one of our product candidates, ubenimex, data to date has been developed for use in indications other than those that we have rights to or in which we plan to develop the product candidate and most of the data has been developed for a dose lower than in our current studies. Similarly, some of our lonafarnib results to date rely on a laboratory-developed assay that has not been validated or accepted by the FDA to assess the potential efficacy of the product. While we are undertaking confirmation with an European Medical Agency approved assay, there can be no assurance that the data we have seen to date may be replicated in such a validated assay.

We provide our geographically diverse clinical sites with good clinical practice protocols. We review and monitor the execution of our protocols at our various sites in an effort to understand those protocols are being followed. There can be no assurance that the data we develop for our product candidates in our planned indications will be sufficient or complete enough to obtain regulatory approval.

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

Our business strategy is based upon obtaining orphan drug designation for our product candidates, which is an uncertain process. The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are unable to obtain orphan drug designation or regulatory approval for our product candidates, our business will be substantially harmed.*

Our approach to identifying and developing product candidates depends, in large part, on our ability to obtain orphan drug designation from regulatory authorities in major markets. Without the potential protection of this regulatory exclusivity upon approval, many of our product candidates would otherwise not justify investment. In addition, the Company actively pursues new patents on all product candidates, such as the patent already issued covering PAH, that could potentially extend the market exclusivity beyond the available exclusivity provided by the orphan indication. While we assess the potential for obtaining orphan drug designation at the time that we contemplate the acquisition of product candidates and we intend to timely file for such designation, there can be no assurance that we will obtain orphan drug designation or be able to successfully meet the regulatory requirements to maintain that designation with the planned clinical trials for our product candidates. Failure to obtain orphan drug designation would make our product candidates significantly less competitive and potentially not viable investments for further development. Although we already obtained orphan drug designation for three of our product candidates in three targeted indications, failure to demonstrate significant benefit over existing approved drugs in pivotal clinical trials may lead to marketing approval but without qualifying for orphan drug protection in some regions, such as in Europe.

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

•

the data collected from clinical studies of our product candidates may not be sufficient or complete or meet the regulatory requirements to support the submission of a new drug application, or NDA, or other submission or to obtain regulatory approval in the United States or foreign jurisdictions. For example, we identified significant good clinical practice (GCP) violations in the LOWR HDV – 1 and LOWR HDV – 2 studies.  We alerted the FDA to the discovery of GCP violations. These findings may bring into question the validity of the data set and may require repeat clinical studies to confirm the observations in question.  Further studies may be needed to confirm the rigor, robustness and validity of any problematic safety and efficacy data identified;

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

Drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.*

Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of preclinical studies and early clinical studies of our product candidates may not be predictive of the results of larger, later-stage controlled clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. Our clinical studies to date have been conducted on a small number of patients in limited numbers of clinical sites and in academic settings or for other indications. We will have to conduct larger, well-controlled studies in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical studies. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase 2, Phase 3, or other clinical studies we have conducted or may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to obtain regulatory approval to receive regulatory approval or market our drug candidates. For example, we identified significant GCP violations in the LOWR HDV – 1 and LOWR HDV – 2 studies. We alerted the FDA to the discovery of GCP violations. These findings may call into question the validity of the data set and may require repeat clinical studies to confirm the observations in question. Further studies may be needed to confirm the rigor, robustness and validity of any problematic safety and efficacy data identified.

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
•

failure by clinical sites or our CROs or other third parties to adhere to clinical study requirements or report complete findings, such as for the LOWR HDV – 1 and LOWR HDV – 2 studies, where we have identified significant GCP violations that may impact the data set and information that we plan to submit to the FDA and may require repeat studies to confirm the rigor, robustness and validity of safety and efficacy signals seen in these studies;

•	failure to perform the clinical studies in accordance with the FDA’s GCP requirements, or applicable foreign regulatory guidelines;
•	patients dropping out of our clinical studies;
•	occurrence of adverse events associated with our product candidates;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	the cost of clinical studies of our product candidates;
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

Any inability to successfully complete clinical development and obtain regulatory approval could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, such as our plan to manufacture a new subcutaneous formulation of exendin 9-39, where we needed to conduct a Phase 1 PK study to evaluate the new subcutaneous formulation. Results, which have not yet been obtained, from any such new formulation analysis may not be consistent with previous results obtained. Clinical study delays could also shorten any periods during which our products have patent protection and may allow competitors to develop and bring products to market before we do, which could impair our ability to obtain orphan drug designation exclusivity and to successfully commercialize our product candidates and may harm our business and results of operations.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.*

Undesirable side effects, or unforeseen side effects due to incomplete or inadequate safety data collection from LOWR HDV – 1 and LOWR HDV – 2 clinical studies, caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or terminate or conduct additional or larger clinical studies or even if approved, result in a restrictive label or delay regulatory approval by the FDA or comparable foreign authorities.

For example, while our lonafarnib product candidate has been studied in thousands of oncology patients and the most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), weight loss, fatigue and rash. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies by other uses of lonafarnib for other indications or our own clinical trials. Additionally, while we have a license to another farnesyltransferase inhibitor compound, tipifarnib, from Janssen Pharmaceutica, N.V., or Janssen, Janssen has granted rights to tipifarnib to Kura Oncology, Inc., or Kura, in oncology and negative results or undesirable side effects from Kura’s clinical trials for a compound with a similar mechanism of action may negatively impact the perception of lonafarnib for anti-viral indications. Merck may also grant rights to other anti-viral or potentially other indications to other third parties. Undesirable side effects and negative results for other indications may negatively impact the development and potential for approval of our product candidates for our proposed indications.

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

We rely on third parties to conduct our clinical studies, manufacture our product candidates and perform other services. If these third parties do not successfully perform and comply with regulatory requirements, we may not be able to successfully complete clinical development, obtain regulatory approval or commercialize our product candidates and our business could be substantially harmed.*

We have relied upon and plan to continue to rely upon investigators and third-party CROs to conduct, monitor and manage our ongoing clinical programs. We rely on these parties for execution of clinical studies and manage and control only certain aspects of their activities. We remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We, our investigators, and our CROs and other vendors are required to comply all applicable laws, regulations and guidelines, including those required by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of our investigators, CROs or vendors fail to comply with applicable laws, regulations and guidelines, the results generated in our clinical studies may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies before approving our marketing applications. For example, we identified significant GCP violations in the LOWR HDV – 1 and LOWR HDV – 2 studies. We alerted the FDA to the discovery or GCP violations. These findings may call into question the validity of the data set and may require repeat clinical studies to confirm the observations in question. Further studies may be needed to confirm the rigor, robustness and validity of any problematic safety and efficacy data identified. We cannot assure you that our CROs and other vendors will meet these requirements, or that upon inspection by any regulatory authority, such regulatory authority will determine that efforts, including any of our clinical studies, comply with applicable requirements. Our failure to comply with these laws, regulations and guidelines may require us to repeat clinical studies or conduct larger additional studies, which would be costly and delay the regulatory approval process.

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

With respect to our lonafarnib program, we procured an inventory of product from Merck to supply our initial clinical study needs. In 2016, we transferred the manufacturing of drug substance and drug product to our third-party contractors. These vendors have successfully made GMP batches for our future clinical studies. With respect to our lambda program, as part of the license agreement, we obtained a substantial inventory of product from BMS sufficient to initiate our clinical trials. We are in the process of transferring the manufacturing technology to our third-party vendors and anticipate GMP manufacturing at those facilities to begin in 2017. With respect to our ubenimex programs we have relied on Nippon Kayaku to provide us with product to conduct our trials in 2016 and 2017 and have now completed the process of transferring the manufacturing of ubenimex to our third-party vendors in the US and such drug product will be adequate to complete ongoing and future clinical studies.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies that may compete with our product candidates. For example, we have competitors both in the United States and internationally, including multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include Gilead, Merck, Roche, Actelion/Johnson and Johnson, Replicor, Arrowhead, Novartis, Xoma, Reata and Arena as well as other smaller companies or biotechnology startups and large multinational pharmaceutical companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring, or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization, and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

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

During 2016, we implemented measures to improve our internal control over financing reporting to address the underlying causes of the previously identified material weakness, including (i) the hiring of our Controller and other accounting personnel, (ii) establishing segregation of duties for review and approval of manual journal entries, (iii) establishing accounting policies and procedures, (iv) performing timely reviews of account reconciliations and accounting estimates, and (v) implementing appropriate disclosure controls and procedures. We believe the remediation steps outlined above were sufficient to remediate the previously identified material weakness in internal control over financial reporting as discussed above.

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

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of June 30, 2017, we had 17 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.*

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress has considered various pieces of legislation to repeal or replace elements of the ACA and has created significant uncertainty around many of the elements of health care availability and insurance coverage, which may in the future restrict our ability to successfully commercialize our products. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates, or additional pricing pressures.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or has not fully complied, with such laws, it could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

We are currently conducting and will continue to conduct clinical trials in foreign countries, which could expose us to risks that could have a material adverse effect on the success of our business and the delivery of clinical trial data.*

We currently conduct clinical trials in the United States; Canada; Sydney, Australia; Ankara, Turkey; Hannover, Germany; Karachi, Pakistan; Auckland, New Zealand and Jerusalem and Beersheba, Israel, and accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. Emerging regions, such as Eastern Europe, Latin America, Asia, and Africa, as well as more developed markets, such as the United Kingdom, France, Germany, and Australia, provide clinical study opportunities for us. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, both Turkey and Pakistan are key regions for clinical activity relating to Hepatitis Delta, and further outbreaks of violence and political instability in the region could disrupt our clinical operations or otherwise limit our ability to access or conduct clinical studies in those regions. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our financial results.

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

On December 28, 2016, the lead plaintiff filed a notice to the United States Court of Appeals for the Ninth Circuit appealing the district court’s order dismissing the consolidated amended complaint. On May 5, 2017, lead plaintiff filed his opening brief.  On July 5, 2017, defendants filed their answering appellate brief.

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

Because the Merger resulted in an ownership change under Section 382 of the Internal Revenue Code our net operating loss carryforwards and certain other tax attributes are now subject to limitations.

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

Eiger BioPharmaceuticals, Inc.

Date: August 11, 2017	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: August 11, 2017	By:	/s/ James Welch
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