Form 10-Q
period 2017-09-30
Eiger BioPharmaceuticals, Inc.
filed 2017-11-09
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 10,516,406.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,078	$27,756
Marketable securities	19,264	32,180
Prepaid expenses and other current assets	783	581
Total current assets	33,125	60,517
Property and equipment, net	90	76
Other assets	66	143
Total assets	$33,281	$60,736
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,167	$2,639
Accrued liabilities	1,566	2,649
Total current liabilities	5,733	5,288
Long term debt, net	14,993	14,727
Total liabilities	20,726	20,015
Stockholders’ equity:
Common stock	8	8
Additional paid-in capital	120,462	117,086
Accumulated other comprehensive loss	(2)	(15)
Accumulated deficit	(107,913)	(76,358)
Total stockholders’ equity	12,555	40,721
Total liabilities and stockholders’ equity	$33,281	$60,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$6,145	$8,072	$21,740	$23,637
General and administrative	2,727	3,264	9,195	9,574
Total operating expenses	8,872	11,336	30,935	33,211
Loss from operations	(8,872)	(11,336)	(30,935)	(33,211)
Interest expense	(388)	—	(1,129)	(685)
Interest income	98	—	321	—
Other income (expense), net	(8)	(34)	188	(423)
Net loss	$(9,170)	$(11,370)	$(31,555)	$(34,319)
Net loss per common share, basic and diluted	$(1.10)	$(1.49)	$(3.77)	$(6.58)
Weighted-average common shares outstanding, basic and diluted	8,372,934	7,622,963	8,366,880	5,218,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(9,170)	$(11,370)	$(31,555)	$(34,319)
Other comprehensive loss:
Unrealized gain on marketable securities, net	4	—	13	—
Comprehensive loss	$(9,166)	$(11,370)	$(31,542)	$(34,319)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net loss	$(31,555)	$(34,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30	15
Amortization of premiums on marketable securities	(63)	—
Non-cash interest expense	266	685
Stock-based compensation	3,223	1,751
Gain on intellectual property sale	(200)	—
Change in fair value of obligation to issue shares to Eiccose	—	204
Change in fair value of warrant liability	—	165
Issuance of common stock in connection with a license agreement	—	3,172
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(202)	(5)
Other non-current assets	77	(88)
Accounts payable	1,528	2,135
Accrued and other liabilities	(1,083)	(547)
Net cash used in operating activities	(27,979)	(26,832)
Investing activities
Purchase of marketable securities	(22,533)	—
Proceeds from maturities of marketable securities	35,525	—
Proceeds from intellectual property sale	200	—
Proceeds from merger transaction	—	28,018
Purchase of property and equipment	(44)	(53)
Net cash provided by investing activities	13,148	27,965
Financing activities
Proceeds from issuance of common stock upon private placement, net of issuance cost	—	32,108
Proceeds from issuance of common stock upon public offering, net of issuance cost	—	18,229
Proceeds from issuance of common stock upon ESPP purchase	142	—
Proceeds from issuance of common stock upon options exercises	11	39
Proceeds from issuance of common stock upon warrants exercises	—	7
Net cash provided by financing activities	153	50,383
Net (decrease) increase in cash and cash equivalents	(14,678)	51,516
Cash and cash equivalents at beginning of period	27,756	4,778
Cash and cash equivalents at end of period	$13,078	$56,294
Supplemental disclosures of non-cash investing and financing information:
Non-cash activities:
Conversion of warrant liability to common stock upon private placement	$—	$1,050
Issuance of common stock in connection with a license agreement	$—	$3,172
Issuance of common stock to Eiccose upon private placement	$—	$1,661
Non-cash net liabilities assumed in reverse merger	$—	$671
Conversion of convertible promissory note to common stock upon private placement	$—	$6,129
Conversion of preferred stock to common stock upon reverse merger	$—	$22,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Eiger BioPharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company committed to bringing to market novel products for the treatment of orphan diseases. The Company has built a diverse portfolio of well-characterized product candidates with the potential to address diseases for which the unmet medical need is high, the biology for treatment is clear, and for which an effective therapy is urgently needed. The Company’s principal operations are based in Palo Alto, California and it operates in one segment.

Liquidity

As of September 30, 2017, the Company had $13.1 million of cash and cash equivalents, $19.3 million of short-term marketable securities, an accumulated deficit of $107.9 million and negative cash flows from operating activities. The Company expects to continue to incur losses for the next several years.

On October 31, 2017, the Company issued 2,132,961 shares of common stock pursuant to an underwriting agreement with BTIG, LLC at a public offering price of $10.00 per share, for gross proceeds of $21,329,610, which resulted in approximately $19.5 million of net proceeds to the Company after deducting underwriting fees and offering expenses. See Note11.

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

The Weighted-average common shares outstanding for the three and nine months periods ended September 30, 2016, are impacted by the weighted effect of the conversion or issuance of 6,668,045 common shares in conjunction with the closing of the Merger Agreement on March 22, 2016.

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Options to purchase common stock	1,530,394	1,124,044	1,530,394	1,124,044
Warrants to purchase common stock	10,180	10,180	10,180	10,180
Total	1,540,574	1,134,224	1,540,574	1,134,224

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

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). At September 30, 2017 and December 31, 2016, the carrying amount of prepaid expenses, accounts payable and accrued liabilities approximated their estimate fair value due to their relatively short maturities. Management believes the terms of long term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s marketable securities consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of September 30, 2017 and December 31, 2016.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$8,016	$—	$—	$8,016
Corporate debt securities	—	13,031	—	13,031
Commercial paper	—	8,233	—	8,233
Total	$8,016	$21,264	$—	$29,280

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$9,657	$—	$—	$9,657
Corporate debt securities	—	11,469	—	11,469
Commercial paper	—	22,891	—	22,891
Total	$9,657	$34,360	$—	$44,017

There were no financial liabilities as of September 30, 2017 and December 31, 2016.

The following table summarizes the estimated value of the Company’s cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	September 30, 2017
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market fund	$8,016	$—	$—	$8,016
Commercial paper	2,000	—	—	2,000
Total cash equivalents	$10,016	$—	$—	$10,016
Marketable securities:
Corporate debt securities	$13,033	$—	$(2)	$13,031
Commercial paper	6,233	—	—	6,233
Total marketable securities	$19,266	$—	$(2)	$19,264

	December 31, 2016
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market fund	$9,657	$—	$—	$9,657
Corporate debt securities	2,180	—	—	2,180
Total cash equivalents	$11,837	$—	$—	$11,837
Marketable securities:
Corporate debt securities	$9,294	$—	$(5)	$9,289
Commercial paper	22,901	3	(13)	22,891
Total marketable securities	$32,195	$3	$(18)	$32,180

As of September 30, 2017, and December 31, 2016, the contractual maturity of the available-for-sale marketable securities is less than one year. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and nine months ended September 30, 2017, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

4.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Compensation and related benefits	$1,088	$1,299
Consulting costs	175	106
Contract research costs	144	834
Contract manufacturing costs	50	122
Franchise tax	27	97
Other	82	191
Total accrued liabilities	$1,566	$2,649

5.	Debt

In December 2016, the Company entered into an aggregate $25.0 million loan with Oxford Finance LLC (the “Oxford Loan”). The loan matures on July 1, 2021. The Company borrowed $15.0 million in December 2016 (“Tranche A”). The remaining $10.0 million (“Tranche B”) will be available to the Company upon achievement of positive top line data from the lonafarnib Phase 2 trial in HDV, which was achieved in the fourth quarter of 2016, plus positive top line Phase 2 data from at least one of the following programs: (i) Lambda in HDV, (ii) Exendin 9-39 in PBH based on the Company’s own IND, (iii) ubenimex in PAH, or (iv) ubenimex in Lymphedema.

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

The loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If the Company is unable to comply with these covenants or if the Company defaults on any portion of the outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement. The Company was in compliance with the terms under the Oxford Loan as of September 30, 2017 and December 31, 2016.

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

The Company accounts for the amortization of the debt discount utilizing the effective interest method. The Company recorded interest expense of $0.3 million and $0.8 million for the three and nine months ended September 30, 2017. Long-term debt and unamortized discount balances are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Face value of term loan	$15,000	$15,000
Exit fee	1,125	1,125
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(1,132)	(1,398)
Term loan, net	$14,993	$14,727

6.	Sale of Assets

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

As of September 30, 2017, the Company received a cash payment of $0.2 million, which was recognized as other income. Concurrently with the execution of the Theragene APA, the Company became an owner of 475,000 shares of common stock of Theragene and a put option for 225,000 shares of common stock of Theragene, which were recognized as a cost method investment with carrying value of zero.

7.	Stock Based Compensation

The following table summarizes stock option activity under the Company’s stock based compensation plan during the nine months ended September 30, 2017 (in thousands, except option and share data):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	646,778	1,212,044	$14.06		$2,414
Additional options authorized	417,883
Granted	(652,200)	652,200	$10.91
Exercised		(5,688)	$2.06
Canceled and forfeited	328,162	(328,162)	$13.89
Outstanding as of September 30, 2017	740,623	1,530,394	$12.80	8.31	$2,529
Vested and exercisable as of September 30, 2017		601,330	$14.28	7.32	$1,286

Stock Options Granted to Employees

During the three and nine months ended September 30, 2017, the Company granted employees stock options for 56,000 and 579,700 shares, respectively. The weighted-average grant date fair value of these options was $7.45 and $7.66 for the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2016, the Company granted employees stock options for 814,028 shares and the weighted-average grant date fair value of these options was $10.58.

The Company records stock-based compensation of stock options granted to employees by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizes the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. The fair value of employee stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected term (in years)	5.77-6.08	5.27-6.08	5.27-6.08	5.27-6.08
Volatility	79%	73.9%-77.1%	79.0%-80.0%	73.9%-77.1%
Risk free interest rate	1.93%-2.01%	1.21%-1.31%	1.63%-2.23%	1.21%-1.31%
Dividend yield	—	—	—	—

Stock Options Granted to Non-Employees

The Company grants stock options to non-employees in exchange for services rendered. During the three and nine months ended September 30, 2017, the Company granted to non-employees stock options for 20,000 and 72,500 shares, respectively. During the three and nine months ended September 30, 2016, the Company granted to non-employees stock options for zero and 48,544 shares, respectively. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned and will fluctuate as the estimated fair value of the common stock fluctuates until the awards vest. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

The fair value of the stock options granted to non-employees is estimated at each reporting date using the Black-Scholes option-pricing model using similar assumptions as for employees except that the expected term is based on the options’ remaining contractual term instead of the simplified method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Remaining contractual term (in years)	6.0-10.0	7.0-9.67	6.0-10.0	7.0-10.0
Volatility	83.6%-94.8%	89.4%-96.4%	83.6%-97.7%	84.4%-96.4%
Risk free interest rate	1.90%-2.33%	1.40%-1.60%	1.90%-2.42%	1.37%-2.04%
Dividend yield	—	—	—	—

Stock-Based Compensation Expense

Total stock-based compensation expense recognized for options granted to employees and non-employees was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$273	$126	$771	$428
General and administrative	680	1,114	2,452	1,323
Total	$953	$1,240	$3,223	$1,751

As of September 30, 2017, the total unrecognized compensation expense related to unvested employee options was $7.5 million, which the Company expects to recognize over an estimated weighted average period of 2.9 years.

8.	Income Taxes

The tax expense for the three and nine months ended September 30, 2017 was zero due to the Company’s loss position and full valuation allowance. This is consistent with the zero-tax expense for the three and nine months ended September 30, 2016.

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

There were no other changes in commitments and contingencies during the three and nine months ended September 30, 2017.

11.	Subsequent Events

On October 27, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with BTIG, LLC (the “Underwriter”) relating to the offering, issuance and sale (the “Offering”) of 1,854,749 shares of the Company’s common stock, par value $0.001 per share. The price in the Offering was $10.00 per share. The Underwriter had a 30-day option to purchase up to an additional 278,212 shares of common stock, which was exercised on October 27, 2017. On October 31, 2017, pursuant to the Underwriting Agreement, the Underwriters purchased shares of common stock from the Company at a price of $9.40 per share, which resulted in approximately $19.5 million of net proceeds to the Company after deducting the underwriting discount and offering expenses payable by the Company. The shares of common stock are listed on The NASDAQ Global Market. All of the shares in the Offering were sold by the Company. Pursuant to the terms of the Underwriting Agreement, each of the Company’s directors and officers have entered into “lock-up” agreements with Underwriter that generally prohibit, without prior written consent of BTIG, LLC, the sale, transfer or other disposition of securities of the Company for a period ending 75 days after October 27, 2017. The Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-212114) filed with the Securities and Exchange Commission (the “SEC”) on June 17, 2016 and declared effective on August 4, 2016.

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

Overview

We are a clinical stage biopharmaceutical company focused on bringing to market novel product candidates for the treatment of orphan diseases. Since our founding in 2008, we have worked with investigators at Stanford University and evaluated a number of potential development candidates from pharmaceutical companies to comprise a pipeline of novel product candidates. Our resulting pipeline includes four Phase 2 candidates addressing four distinct orphan diseases. The programs have several aspects in common: the disease targets represent conditions of high medical need which are inadequately treated by current standard of care; the therapeutic approaches are supported by an understanding of disease biology and mechanism as elucidated by our academic research relationships; prior clinical experience with the product candidates guides an understanding of safety; and the development paths leverage the experience and capabilities of our experienced, commercially-focused management team. The pipeline includes lonafarnib for Hepatitis Delta Virus, or HDV, lambda for HDV, exendin 9-39 for Post-Bariatric Hypoglycemia, or PBH, and ubenimex for Pulmonary Arterial Hypertension, or PAH, and lymphedema. We plan to deliver data from all ongoing Phase 2 clinical trials over the course of the next fifteen months.

We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception and we do not anticipate that we will achieve profitability in the near term. Our net losses were $31.6 million and $34.3 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $107.9 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to incur significant expenses and increasing operating losses for at least the next several years as we initiate and continue the clinical development of, and seek regulatory approval for, our product candidates and add personnel necessary to operate as a public company with an advanced clinical candidate pipeline of products. In addition, we are now operating as a publicly traded company following the merger with Celladon in 2016, and we have and will be hiring additional financial and other personnel, upgrading our financial information systems and incurring costs associated with operating as a public company. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

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

The largest component of our operating expenses has historically been the investment in manufacturing capabilities, and research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Product candidates:
Lonafarnib HDV	$715	$1,020	$3,105	$3,771
Lambda HDV	719	648	2,141	6,103
Exendin 9-39 PBH	721	1,104	2,540	1,919
Ubenimex PAH	1,994	3,189	7,633	7,299
Ubenimex Lymphedema	500	1,164	1,359	1,787
Internal research and development costs	1,496	947	4,962	2,758
Total research and development expense	$6,145	$8,072	$21,740	$23,637

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and expenses for outside professional services, including legal, audit, accounting services, insurance costs and costs associated with being a public company. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation expense and other supplies. During the nine months ended September 30, 2016, we incurred incremental expenses as a result of the Merger. As a result of becoming a public company following completion of the Merger, expenses include costs related to compliance with the rules and regulations of the SEC and NASDAQ, additional insurance, investor relations, banking fees and other administrative expenses and professional services.

Interest Expense

Interest expense for the three and nine months ended September 30, 2017, consists of interest and amortization of the debt discount related to the Oxford Loan borrowing in December 2016. Interest expense for the nine months ended September 30, 2016, consists of interest and amortization of the debt discount related to the outstanding convertible promissory notes issued in November 2015 and then converted into common stock in March 2016, or “the Notes”.

Interest Income

Interest income consists of interests earned on our investments in marketable securities and cash equivalents.

Other Income (Expense), Net

Other income, net for the three and nine months ended September 30, 2017, primarily consists of the payment received for MYDICAR sale.

Other expense, net for the nine months ended September 30, 2016, consists of the change in fair value of the obligation to issue common stock to Eiccose and the change in fair value of warrant liability.

The change in fair value of the obligation to issue common stock to Eiccose was related to our obligation to issue shares to Eiccose upon the closing of the next round of financing that resulted in at least $25.0 million in gross proceeds to us. Upon the closing of the Private Placement on March 22, 2016, we issued to Eiccose 96,300 fully vested shares of our common stock in settlement of this obligation. In connection with this transaction we remeasured the fair value of the obligation to issue common stock at the settlement date and the change in fair value of $0.2 million was recognized within other expense, net during the nine months ended September 30, 2016. Upon the settlement of the obligation with the issuance of shares on March 22, 2016, the liability was reclassified to common stock and additional paid-in capital within stockholders’ equity.

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

There have been no material changes to our critical accounting policies during the nine months ended September 30, 2017 as compared to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		$	%
	2017	2016	Change	Change
Operating expenses:
Research and development	$6,145	$8,072	$(1,927)	24%
General and administrative	2,727	3,264	(537)	16%
Total operating expenses	8,872	11,336	(2,464)
Loss from operations	(8,872)	(11,336)	2,464
Interest expense	(388)	—	(388)	100%
Interest income	98	—	98	100%
Other income (expense), net	(8)	(34)	26	*%
Net loss	$(9,170)	$(11,370)	$2,200	19%

*	Percentage not meaningful

Research and development expenses

Research and development expenses decreased by $2.0 million to $6.1 million for the three months ended September 30, 2017, from $8.1 million for the same period in 2016. The decrease was primarily due to a $2.6 million decrease in clinical and drug supply expenditures due to decreased program activity. The decrease was partially offset by a $0.3 million increase in compensation and personnel related expenses due to an increase in headcount and severance payments, $0.2 million in milestone payments to two Stanford University inventors, and a $0.1 million increase in facility and insurance expenses related to increase in operating activity.

General and administrative expenses

General and administrative expenses decreased by $0.6 million to $2.7 million for the three months ended September 30, 2017 from $3.3 million for the same period in 2016. The decrease was primarily due to a $0.4 million decrease in stock-based compensation expense due to changes in headcount and a higher level of stock-based compensation expense in the comparative third quarter 2016, and a $0.2 million decrease in legal, consulting, advisory and accounting services due to the incremental expenses incurred as a result of the Merger in the first quarter 2016.

Interest expense

Interest expense increased by $0.4 million for the three months ended September 30, 2017, and consisted of interest and amortization of the debt discount related to the Oxford Loan borrowings in December 2016. There was no interest expense for the three months ended September 30, 2016.

Interest income

Interest income decreased by $0.1 million for the three months ended September 30, 2017, due to the interest earned on our investments in marketable securities and cash equivalents. There was no interest income earned for the three months ended September 30, 2016, as funds were not invested until the fourth quarter in 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,		$	%
	2017	2016	Change	Change
Operating expenses:
Research and development	$21,740	$23,637	$(1,897)	8%
General and administrative	9,195	9,574	(379)	4%
Total operating expenses	30,935	33,211	(2,276)
Loss from operations	(30,935)	(33,211)	2,276
Interest expense	(1,129)	(685)	(444)	65%
Interest income	321	—	321	100%
Other income (expense), net	188	(423)	611	144%
Net loss	$(31,555)	$(34,319)	$2,764	8%

Research and development expenses

Research and development expenses decreased by $1.9 million to $21.7 million for the nine months ended September 30, 2017 from $23.6 million for the same period in 2016. The decrease was primarily due to a $5.2 million upfront payment under our License Agreement with Bristol Myers Squibb Company that was recognized in the second quarter 2016. There were no similar payments during the same period in 2017. The decrease was offset by a $1.6 million increase in compensation and personnel related expenses due to an increase in headcount, a $0.9 million increase in clinical expenditures due to increased program activity, a $0.4 million increase in stock-based compensation expense due to an increase in headcount, $0.2 million in milestone payments to two Stanford University inventors, and a $0.2 million increase in facility and insurance expenses related to increase in operating activity.

General and administrative expenses

General and administrative expenses decreased by $0.4 million to $9.2 million for the nine months ended September 30, 2017 from $9.6 million for the same period in 2016. The decrease was primarily due to a $2.4 million decrease in legal, consulting, advisory and accounting services due to the incremental expenses incurred as a result of the Merger in the first quarter 2016. The decrease was partially offset by $1.1 million increase in stock-based compensation expense and a $0.6 million increase in compensation and personnel related expenses due to an increase in headcount, a $0.2 million increase in facility and insurance expenses and a $0.1 million increase in franchise tax expense due to increased operating activity.

Interest expense

Interest expense increased by $0.4 million to $1.1 million for the nine months ended September 30, 2017 from $0.7 million for the same period in 2016. Interest expense in 2017 consisted of interest and amortization of the debt discount related to the Oxford Loan borrowings in December 2016. Interest expense in 2016 consisted of interest and amortization of the debt discount related to the Notes outstanding prior to their conversion into common stock in March 2016.

Interest income

Interest income increased by $0.3 million for the nine months ended September 30, 2017, due to the interest earned on our investments in marketable securities and cash equivalents. There was no interest income earned for the nine months ended September 30, 2016, as funds were not invested until the fourth quarter in 2016.

Other income (expense), net

Other income (expense), net increased by $0.6 million to $0.2 million of other income, net for the nine months ended September 30, 2017 from $0.4 million of other expense, net for the same period in 2016. Other income in 2017 primarily consisted of the payment received from Theragene for MYDICAR sale. Other expense in 2016 primarily consisted of the change in fair value of the obligation to issue common stock to Eiccose and the change in fair value of warrant liability, that were settled upon the Merger.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2017, we had $13.1 million of cash and cash equivalents, $19.3 million of marketable securities and an accumulated deficit of $107.9 million. On October 31, 2017, we issued 2,132,961 shares of common stock pursuant to an underwriting agreement with BTIG, LLC at a public offering price of $10.00 per share, for gross proceeds of $21,329,610, which resulted in approximately $19.5 million of net proceeds to the Company after deducting underwriting fees and offering expenses. We believe that the currently available resources will be sufficient to fund our operations for at least the next 12 months following the issuance date of these unaudited condensed consolidated financial statements. However, if our anticipated operating results are not achieved in future periods, we believe that planned expenditures may need to be reduced in order to extend the time period over which the then-available resources would be able to fund our operations.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(27,979)	$(26,832)
Net cash provided by investing activities	13,148	27,965
Net cash provided by financing activities	153	50,383
Net (decrease) increase in cash and cash equivalents	$(14,678)	$51,516

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2017 was $28.0 million, consisting of a net loss of $31.6 million, which was partially offset by stock-based compensation expense of $3.2 million. Additionally, cash used in operating activities reflected changes in operating assets and liabilities primarily due to an increase of $1.5 million in accounts payable. The increase was partially offset by $1.1 million decrease in accrued and other liabilities associated with the timing of payments.

Cash used in operating activities for the nine months ended September 30, 2016 was $26.8 million, primarily consisting of a net loss of $34.3 million, offset by $3.2 million expense related to a non-cash issuance of common stock to Bristol-Meyers Squibb in connection with the BMS License Agreement, $1.8 million of stock-based compensation expense, $0.7 million of non-cash interest expense related to the convertible promissory notes outstanding prior to their conversion into common stock in March 2016 and $0.4 million change in fair value of warrant liability and obligation to issue shares to Eiccose. Additionally, cash used in operating activities reflected changes in operating assets and liabilities primarily due to an increase of $1.6 million in accounts payable and accrued and other liabilities primarily associated with increase in business activity.

Cash flows from investing activities

Cash provided by investing activities was $13.1 million for the nine months ended September 30, 2017, and primarily consisted of $35.5 million proceeds from maturities of marketable securities and $0.2 million proceeds from MYDICAR sale, which was partially offset by $22.5 million purchase of marketable securities.

Cash provided by investing activities for the nine months ended September 30, 2016 primarily resulted from the $28.0 million of cash received upon the consummation of the Merger.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2017 primarily consisted of proceeds from the purchase of common stock under our ESPP.

Cash provided by financing activities for the nine months ended September 30, 2016 primarily consisted of $32.1 million of proceeds from the issuance of common stock in the private placement, net of issuance costs, and net proceeds of $18.2 million from the issuance of common stock in the underwritten public offering on August 23, 2016, after deducting underwriting discounts and commissions and expenses payable by us.

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

In March 2017, we entered into a non-cancelable facility lease agreement for an office facility in Palo Alto, California. The lease commenced on April 1, 2017 and expires 12 months after the commencement date. The lease has one 12-month renewal option prior to expiration and includes rent escalation clauses through the lease term. In April 2017, we provided a security deposit of $27,000 as collateral for the lease. The operating lease obligation amounts above do not reflect our future minimum rent payable under the new lease agreement of approximately $0.3 million during the next year.

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

As of September 30, 2017, we had market risk exposure related to our cash and cash equivalents. We had cash and cash equivalents of $13.1 million and $19.3 million of short-term marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.

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

We carry out some of our clinical development and supportive activities in foreign countries and payments may be due in foreign currencies. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the three and nine months ended September 30, 2017.

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

Changes in Internal Control

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and nine months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Financial Condition, Integration and Capital Requirements

We have incurred losses since our inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the nine months ended September 30, 2017 and 2016, we reported a net loss of $31.6 million and $34.3 million, respectively. As of September 30, 2017, we had an accumulated deficit of approximately $107.9 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

We currently have five Phase 2 development programs focused on four separate indications. For one of our product candidates, ubenimex, data to date has been developed for use in indications other than those that we have rights to or in which we plan to develop the product candidate and most of the data has been developed for a dose lower than in our current studies. Similarly, some of our lonafarnib results to date rely on an assay that has not been validated or accepted by the FDA to assess the potential efficacy of the product. While we have undertaken confirmation with an European Medical Agency approved assay, there can be no assurance that the data we have seen to date may be replicated in a FDA validated assay, if available.

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

Our business strategy is based upon obtaining orphan drug designation for our product candidates, which is an uncertain process. The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are unable to obtain orphan drug designation or regulatory approval for our product candidates, our business will be substantially harmed.*

Our approach to identifying and developing product candidates depends, in large part, on our ability to obtain orphan drug designation from regulatory authorities in major markets. Without the potential protection of this regulatory exclusivity upon approval, many of our product candidates would otherwise not justify investment. In addition, the Company actively pursues new patents on all product candidates, such as the patent already issued covering PAH, that could potentially extend the market exclusivity beyond the available exclusivity provided by the orphan indication. While we assess the potential for obtaining orphan drug designation at the time that we contemplate the acquisition of product candidates and we intend to timely file for such designation, there can be no assurance that we will obtain orphan drug designation or be able to successfully meet the regulatory requirements to maintain that designation with the planned clinical trials for our product candidates. Failure to obtain orphan drug designation would make our product candidates significantly less competitive and potentially not viable investments for further development. Although we already obtained orphan drug designation for four of our product candidates in three targeted indications, failure to demonstrate significant benefit over existing approved drugs in pivotal clinical trials may lead to marketing approval but without qualifying for orphan drug protection in some regions, such as in Europe.

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

The lengthy and uncertain regulatory approval process, as well as the unpredictability of the results of clinical studies, may result in our failing to obtain regulatory approval to market any of our product candidates or to be significantly delayed from our expectations for potential approval, which would significantly harm our business, results of operations, and prospects. In addition, although we have obtained orphan drug designation for four of our product candidates in our planned indications to date, there can be no assurance that the FDA will grant our similar status for our other proposed development indications or other product candidates in the future.

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

For example, our lonafarnib product candidate has been studied in thousands of oncology patients and the most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), weight loss, fatigue and rash. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies by other uses of lonafarnib for other indications or our own clinical trials. Additionally, while we have a license to another farnesyltransferase inhibitor compound, tipifarnib, from Janssen Pharmaceutica, N.V., or Janssen, Janssen has granted rights to tipifarnib to Kura Oncology, Inc., or Kura, in oncology and negative results or undesirable side effects from Kura’s clinical trials for a compound with a similar mechanism of action may negatively impact the perception of lonafarnib for anti-viral indications. Merck may also grant rights to other anti-viral or potentially other indications to other third parties. Undesirable side effects and negative results for other indications may negatively impact the development and potential for approval of our product candidates for our proposed indications.

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

With respect to our lonafarnib program, we procured an inventory of product from Merck to supply our initial clinical study needs. In 2016, we transferred the manufacturing of drug substance and drug product to our third-party contractors. These vendors have successfully made GMP batches for our future clinical studies. With respect to our lambda program, as part of the license agreement, we obtained a substantial inventory of product from BMS sufficient to initiate our clinical trials. During 2017 we transferred the manufacturing technology to our third-party vendors. With respect to our ubenimex programs we have relied on Nippon Kayaku to provide us with product to conduct our trials in 2016 and 2017 and have now completed the process of transferring the manufacturing of ubenimex to our third-party vendors in the United States and such drug product will be adequate to complete ongoing and future clinical studies.

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

In addition, our reliance on third-party manufacturers exposes us to the following additional risks:

•	We may be unable to identify manufacturers on acceptable terms or at all;
•	Our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•	Contract manufacturers may not be able to execute our manufacturing procedures appropriately;
•

Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products;

•

Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards;

•	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates; and
•	Our third-party manufacturers could breach or terminate their agreement with us.

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

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.*

As of September 30, 2017, we had 17 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.*

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. Some of the provisions of the Affordable Care Act have yet to be fully implemented, and since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. The Trump administration has also announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for the CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments has been introduced in the Senate, but the future of that bill is uncertain. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services. Policy changes, including potential modification or repeal of all or parts of the Affordable Care Act or the implementation of new health care legislation could result in significant changes to the health care system, which may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates, or additional pricing pressures.

In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.  Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

We are currently conducting and will continue to conduct clinical trials in foreign countries, which could expose us to risks that could have a material adverse effect on the success of our business and the delivery of clinical trial data.*

We have and are conducting clinical trials in the United States; Canada; Sydney, Australia; Ankara, Turkey; Hannover, Germany; Karachi, Pakistan; Auckland, New Zealand and Jerusalem and Beersheba, Israel, and accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. Emerging regions, such as Eastern Europe, Latin America, Asia, and Africa, as well as more developed markets, such as the United Kingdom, France, Germany, and Australia, provide clinical study opportunities for us. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, both Turkey and Pakistan are key regions for clinical activity relating to Hepatitis Delta, and further outbreaks of violence and political instability in the region could disrupt our clinical operations or otherwise limit our ability to access or conduct clinical studies in those regions. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our financial results.

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

Eiger BioPharmaceuticals, Inc.

Date: November 9, 2017	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: November 9, 2017	By:	/s/ James Welch
James Welch
Chief Financial Officer
(Principal Financial Officer)