Form 10-K
period 2017-12-31
Eiger BioPharmaceuticals, Inc.
filed 2018-03-09
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2017 totaled approximately $36,711,134 based on the closing price of $7.90 as reported by the NASDAQ Global Market.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 2, 2018 was 10,526,599.

Eiger BioPharmaceuticals, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2017

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
•

our ability and the time required to obtain and maintain regulatory approval for lonafarnib, pegylated interferon lambda (Lambda), exendin 9-39 and ubenimex, and any of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

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

Overview

We are a late stage biopharmaceutical company focused on bringing to market novel product candidates for the treatment of rare diseases. Since our founding in 2008, we have worked with investigators at Stanford University, or Stanford, and evaluated a number of potential development candidates from pharmaceutical companies to comprise a pipeline of novel product candidates. Our resulting pipeline includes four Phase 2 development programs addressing three distinct rare diseases. The programs have several aspects in common: the disease targets represent conditions of high medical need which are inadequately treated by current standard of care; the therapeutic approaches are supported by an understanding of disease biology and mechanism as elucidated by our academic research relationships; prior clinical experience with the product candidates guides an understanding of safety; and the development paths leverage the experience and capabilities of our experienced, commercially focused management team. The pipeline includes lonafarnib for Hepatitis Delta Virus, or HDV, PEG-interferon lambda-1a (Lambda) for HDV, exendin 9-39 for Post-Bariatric Hypoglycemia, or PBH, and ubenimex for lymphedema. Our lead program in HDV has been discussed with the FDA in respect to a proposal to progress into Phase 3 with a single, pivotal clinical trial planned for initiation in the second half of 2018. We currently plan to deliver data from three ongoing Phase 2 clinical trials with Lambda, exendin 9-39 and ubenimex over the next twelve months.

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

Our product candidate pipeline includes four Phase 2 programs:

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

We in-licensed LNF from Merck in 2010. LNF blocks the production of HDV virus particles by inhibiting a key step, called farnesylation, in the virus life cycle. To date, 129 HDV infected patients have been dosed with LNF across five international Phase 2 clinical trials. LNF has demonstrated dose-related activity in reducing HDV viral load both as a monotherapy and in combination with other agents. LNF boosted with ritonavir, or RTV, has demonstrated greater or equal to 2 log decline or PCR-negativity in 50% of patients at 24 weeks of treatment. LNF boosted with RTV and combined with pegylated interferon alfa, or PEG-IFN-alfa, has demonstrated greater or equal to 2 log decline or PCR-negativity in 71% of patients at 24 weeks of treatment. In addition, the majority of patients normalize alanine transferase levels at 24 weeks of treatment. The most common gastrointestinal-related adverse events experienced with LNF were mild to moderate anorexia, nausea, vomiting, diarrhea and weight loss.

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

Pegylated interferon lambda (Lambda) is our second program treating HDV. Lambda is a well-characterized, late-stage, first in class, type III interferon, or IFN, that stimulates immune responses that are critical for the development of host protection during viral infections. Lambda targets type III IFN receptors which are distinct from the type I IFN, receptors targeted by IFN-alfa. These type III receptors are highly expressed on hepatocytes with limited expression on hematopoietic and central nervous system cells, which has been demonstrated to reduce the off-target effects associated with other IFNs and improve the tolerability of Lambda. Although Lambda does not use the IFN-alfa receptor, signaling through either the IFN-lambda or IFN-alfa receptor complexes results in the activation of the same Jak-STAT signal transduction cascade.

We licensed worldwide rights to Lambda from BMS in April 2016. Lambda has been administered in clinical trials involving over 3,000 patients infected with the Hepatitis B Virus, or HBV, or Hepatitis C Virus, or HCV. Lambda has not been approved for any indication. We plan to develop Lambda as a monotherapy and in a combination therapy with lonafarnib. Currently, we are conducting a Phase 2 monotherapy study using Lambda to treat HDV and are have completed recruitment of 33 patients. Dosing is ongoing at four international sites with final dosing expected in the second half of 2018, and end of study expected in first quarter of 2019. In April 2017, we filed a U.S. IND for Lambda in HDV. In July 2017, the FDA granted Fast Track designation for Lambda a potential treatment for HDV infection, and in September 2017, the FDA granted orphan designation for Lambda in HDV infection.

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

We have demonstrated clinical proof of concept in 36 patients suffering from PBH indicating that exendin 9-39 can potentially prevent post-prandial hypoglycemia in affected patients. Exendin 9-39 is a glucagon-like peptide-1, or GLP-1, receptor antagonist that competes with endogenous GLP-1 and has the potential to prevent the excessive post-prandial insulin release that characterizes this disorder. These data were generated using both intravenous and subcutaneous, or SC, formulation delivery. Pharmacokinetics from these Phase 2 SC study indicate that the SC formulation could enable once or twice a day pre-prandial dosing. We developed a proprietary SC liquid formulation and completed a Phase 1 dose-ranging pharmacokinetics trial in healthy humans. We have initiated PREVENT, our Phase 2, 28-day trial in affected patients with our exendin 9-39 proprietary SC formulation in the first quarter of 2018 and expect to have data from this study in the second half of 2018.

In December 2016, Eiger filed an Investigational New Drug application for exendin 9-39 in the United States. Exendin 9-39 for the treatment of hyperinsulinemic hypoglycemia has been granted orphan drug designation by the FDA and EMA.

4.	Ubenimex

Our fourth Phase 2 program involves clinical development of ubenimex in lymphedema, which is a state of vascular functional insufficiency in which decreased clearance of interstitial fluid through the lymphatic vasculature leads to edema formation and to progressive, debilitating architectural alterations in skin and supporting tissues. There is no approved pharmacologic therapy. The current standard of therapy involves compression garments.

Ubenimex is a well-characterized, oral, small-molecule inhibitor of leukotriene A4 hydrolase, or LTA4H, the enzyme responsible for converting the inflammatory mediator leukotriene A4, or LTA4, to leukotriene B4, or LTB4.

Researchers at Stanford have demonstrated for the first time that LTB4 is elevated in both animal models of lymphedema as well as human lymphedema and that elevated LTB4 is associated with tissue inflammation and impaired lymphatic function. In that research, applying inhibitors of LTB4 promoted physiologic lymphatic repair and reversed lymphedema in treated animals. Eiger is developing ubenimex for lymphedema based on its distinct mechanism of action impacting lymphangiogenesis as published in Science Translation Medicine (Tian et al, May 2017). We are currently conducting a Phase 2 clinical trial, or the ULTRA Study, treating subjects with both primary lymphedema and secondary lymphedema with ubenimex. We completed enrollment of 54 patients in the ULTRA Study in January 2018 and expect results from this multi-center international Phase 2 clinical trial in the second half of 2018.

Ubenimex was exclusively licensed from Nippon Kayaku, for use in the United States, Europe and certain other countries for inflammatory diseases involving LTB4, including lymphedema. Ubenimex has been marketed in Japan and other countries outside of our licensed territories by Nippon Kayaku for over 25 years for a different indication.

In January 2018, Phase 2 LIBERTY study results in PAH demonstrated no improvement overall or in key subgroups for both the primary efficacy endpoint of pulmonary vascular resistance (PVR) and the secondary endpoint of 6-minute walk distance (6MWD). No safety signals attributed to ubenimex were identified in the preliminary analysis. Further analysis of data, including biomarkers is ongoing, although we will discontinue development of ubenimex in PAH based on these results. We plan to continue to study ubenimex in lymphedema.

Business Model and Management Team

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

Our current product candidate pipeline has been obtained by in-licensing from pharmaceutical companies. With our focus on rare diseases, our strategy is to acquire and retain some or all commercialization rights to our products in significant territories to diversify risk, identify a rapid regulatory pathway to approval and minimize the development investment in order to maximize long-term value for our stockholders. Over time, depending upon the data and potential market opportunity, we expect to establish a commercial organization, which we believe can be targeted and cost effective for selected, promising orphan disease designated programs. We plan to balance these interests with opportunities to out-license assets from our portfolio enhance stockholder value through partnerships and other strategic relationships.

We plan to continue evaluating in-licensing opportunities in order to enhance our pipeline and leverage our business development, clinical development, regulatory and commercial expertise. We believe our management team has the capability and experience to continue to execute this model. Our management team has worked in other private and public biotechnology companies such as Prestwick Pharmaceuticals, New River Pharmaceuticals, Clinical Data Inc., CoTherix and InterMune, each of which was acquired by a larger pharmaceutical industry company. Our management also has previous work experience, in some cases working together, at pharmaceutical companies, including The Upjohn Company, Glaxo, Glaxo Wellcome, Glaxo Smith Kline, Bristol-Meyers Squibb, Arena Pharmaceuticals, Alza (Johnson and Johnson), Halozyme, Clinical Data Inc., New River Pharmaceuticals, Genentech, Achillion Pharmaceuticals, Schering-Plough, and Globe Immune

Our Strategy

Our mission is to identify, develop, and, directly or through collaborations, bring to market novel products that receive orphan drug designation for the treatment of rare diseases or conditions. We currently have a diverse portfolio of well-characterized product candidates with the potential to address diseases for which the unmet medical need is high, the biology for treatment is believed to be understood, and for which an effective therapy is not available. Our goal is to be a leader in the development and commercialization of novel therapeutics for serious unmet medical needs in rare diseases. Our focus to achieve this goal will be to utilize our experience and capabilities to:

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

Our Product Candidates

Lonafarnib in HDV

Lonafarnib, or LNF, is a small molecule that we in-licensed from Merck in 2010 and that we are advancing for the treatment of HDV infection. LNF is a well-characterized, orally active inhibitor of farnesyl transferase, an enzyme involved in modification of proteins through a process called prenylation. HDV uses this prenylation process inside host liver cells to complete a key step in its life cycle. LNF inhibits the prenylation step of HDV replication inside liver cells and blocks the virus life cycle at the stage of assembly. Since prenylation is carried out by a host enzyme, there is a higher barrier to develop viral resistance mutations to LNF therapy. We have generated clinical results in over 129 HDV-infected patients in Phase 2 trials, across international study sites, demonstrating rapid decreases in HDV viral loads and no measurable levels of resistance. We have completed five Phase 2 clinical trials including Proof of Concept (NIH), LOWR HDV – 1 (Ankara, Turkey), LOWR HDV – 2 study (Ankara, Turkey), LOWR HDV – 3 (NIH) and LOWR HDV – 4 (Hannover, Germany) in over 129 HDV-infected patients, across international study sites, demonstrating rapid decreases in HDV viral loads and no resistance. In February 2018, we met with the FDA and, subject to agreement on a proposed Phase 3 clinical trial design, have an opportunity for a potentially pivotal single Phase 3 trial as the basis for an NDA filing.

Lambda in HDV

Lambda is a well-characterized, late-stage, first in class, type III interferon, or IFN, that we in-licensed from BMS in April 2016 for the treatment of HDV. Lambda stimulates immune responses that are critical for the development of host protection during viral infections. Lambda targets type III IFN receptors which are distinct from the type I IFN receptors targeted by IFN-alfa. These type III receptors are highly expressed on hepatocytes with limited expression on hematopoietic and central nervous system cells, which in BMS’s clinical trials has demonstrated to reduce the off-target effects associated with other IFNs and improve the tolerability of Lambda. Although Lambda does not use the IFN-alfa receptor, signaling through either the lambda or IFN-alfa receptor complexes results in the activation of the same Jak-STAT signal transduction cascade. Lambda has not been approved for any indication. We are developing Lambda as both a monotherapy and a combination therapy with lonafarnib. Currently, we are conducting a Phase 2 monotherapy study using Lambda to treat HDV and have completed recruitment of 33 patients and are currently dosing at four international sites.

As part of the FDA meeting in February 2018, Eiger discussed the potential regulatory pathways for a Lonafarnib / Ritonavir / Lambda combination regimen including possible study designs and clinical endpoints. The current status of discussion with the FDA is as follows:

•	Eiger had a very positive meeting with the agency on February 14th.
•	Agency has agreed that the next Eiger study can be a single, registration trial in HDV.
•	Eiger expects written minutes from the agency (by the end of March 2018) and plans to announce additional details on its clinical development efforts in HDV during the second quarter of this year.

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

The Role of HDV Screening in Identifying Patients Who May Benefit From LNF and/or Lambda

There are diagnostic tests in use today in clinical laboratories to detect anti-HDV antibodies in serum. These tests are currently able to detect acute HDV infections after four weeks, but they are poor tests for active HDV infections. Active HDV infections are best detected by reverse transcriptase-polymerase chain reaction, or RT-PCR, assays for genomic RNA. These assays yield a quantitative assessment of the number of viral particles, or viral load, in serum. A commercial assay for quantitative HDV RNA has been available in Europe (Robogene®) since 2015. A commercial assay for quantitative HDV RNA was made available in the United States in October 2016. Both of these assays are calibrated using the World Health Organization HDV standard provided by the Paul Erhlich Institute in Germany.

Our initial discussions with payors have indicated that they would be willing to reimburse healthcare providers for HDV RNA quantitative assays that are carried out following a positive HBsAg test for HBV. A commercially available assay will increase the number of assays performed and increase the number of identified patients who can potentially benefit from an HDV therapy such as LNF.

Current Therapy for HDV

Currently, there is no FDA approved therapy for hepatitis delta infection. The American Association for the Study of Liver Diseases, or the AASLD, guidelines suggest treatment of chronic hepatitis delta infections with IFN-alfa. In clinical trials of IFN-alfa or PEG-IFN-alfa, between 25% and 33% of HDV infected patients were able to achieve PCR HDV RNA negativity after a minimum of 48 weeks of therapy, with some requiring two years of therapy. However, long-term therapy with IFN-alfa is known to be associated with numerous adverse events and tolerability is a significant problem for some of these patients. In addition, rebound of HBV RNA is common. HBV nucleoside analogs that inhibit HBV genome replication are ineffective against HDV since they are ineffective in suppressing the expression HBsAg. Other classic antiviral therapies have been tested, but none have shown to be effective against HDV infection.

HDV Replication and Farsenylation

After HDV enters a target cell hepatocyte, the genome is translocated to the nucleus where genome replication occurs and the two forms of HDAg small delta antigen, or SHDAg, and large delta antigen, or LHDAg, are produced. The newly formed HDV genome and the small and large delta antigen must acquire a lipid envelope from HBV to complete the assembly process. An important interaction between HDV and HBV proteins has been shown to depend on the presence of the last four amino acids of the large delta antigen, comprising a CXXX box motif, where C represents cysteine and X denotes any other amino acid. This amino acid sequence is required for LHDAg to be farsenylated by a host enzyme which covalently attaches a 15-carbon prenyl lipid (farnesyl-moiety) to the cysteine of the CXXX box. Farsenylation of the large delta antigen renders it more lipophilic, promotes its association with HBsAg and is essential for initiating the HDV particle formation process. Our approach involves targeting this host process called farsenylation, or protein farnesylation, which has been shown to be essential for the last steps in HDV replication, the assembly and release of new virus progeny.

In the 1980s farnesyltransferase inhibitors were developed by multiple pharmaceutical companies for oncology indications. Addition of a farnesyl or prenyl lipid group to the Ras protein, or Ras, a well-known and important regulator of cellular proliferation, allows for membrane association. Once membrane bound, Ras may then be activated. The importance of activated Ras in tumor development was demonstrated by sequence analyses of tumors from patients where up to 30% have mutations involving Ras. Several farsenylation inhibitors were developed in oncology and taken into the clinic and in some cases through late-stage clinical development. However, these programs did not lead to approvals, due to a lack of compelling efficacy. The class-related, dose-limiting toxicity has been gastrointestinal side effects including nausea, vomiting, diarrhea and weight loss.

Published studies demonstrate that farnesyltransferase inhibitors block HDV viral production both in cellular experiments and in HDV transgenic mice. Targeting farsenylation or farnesyl transferase, a host target, significantly reduces the likelihood of HDV developing resistance to escape effects of antiviral therapy. Viruses mutate quickly and there is a higher rate of mutations in viral replication compared to mammalian cell division. However, no matter how much HDV may mutate, these changes are unlikely to alter the host process of farsenylation which HDV requires to complete packaging. Thus, targeting a host farsenylation process provides what we believe to be a higher barrier to resistance. Identification of clinic-ready farnesylation inhibitors has allowed us to move rapidly into proof-of-concept studies in humans.

Our Lead HDV Opportunity: LNF

LNF is a well-characterized, orally active inhibitor of farnesyl transferase. LNF inhibits the farsenylation step of HDV replication inside liver cells and blocks the ability of the virus to multiply. Since farsenylation is a host process, not under control of HDV, and LNF inhibits farsenylation, we believe that there is also a potentially higher barrier to resistance with LNF therapy. LNF for the treatment of HDV infection has been granted orphan drug designation in Europe and the United States, and LNF in combination with RTV has been granted Fast Track designation from FDA for the treatment of chronic HDV infections. We have completed five Phase 2 clinical trials including Proof of Concept (NIH), LOWR HDV – 1 (Ankara, Turkey), LOWR HDV – 2 study (Ankara, Turkey), LOWR HDV – 3 (NIH) and LOWR HDV – 4 (Hannover, Germany). LNF has never been approved or commercialized for any indication.

LNF Clinical Data

We in-licensed LNF from Merck in 2010, and have relied upon Merck’s prior Phase 1, 2 and 3 clinical experience with LNF to understand safety and pharmacokinetics.

LNF has been tested in five Phase 2 trials (POC, LOWR HDV – 1, LOWR HDV – 2, LOWR HDV – 3, LOWR HDV – 4) in 129 HDV-infected patients.

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

As shown in the table above, statistically significant decreases in HDV RNA viral load were demonstrated by both the 100 mg of LNF BID (p=0.03) and 200 mg of LNF BID (p<0.0001) active groups versus the placebo. A statistically significant correlation between increasing LNF serum levels and decreasing HDV RNA viral loads was also demonstrated. The 100 mg twice daily dose was well-tolerated with less frequent GI Adverse Events, or AEs, such as nausea and diarrhea experienced in the 200 mg twice daily dose. No resistant variants were identified from population-based sequencing of HDV infected patients after 28 days of treatment with LNF.

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

In 2014, we initiated the LOWR HDV (Lonafarnib With Ritonavir in HDV) Phase 2 Program. The objective of this program is to identify dose(s) and regimen(s) for registration. To date, 129 HDV subjects have been dosed with LNF in multiple studies including:

•	LOWR HDV – 1 Study (Combination: LNF with RTV or PEG IFN-α)
•	LOWR HDV – 2 Study (Dose Finding: LNF + RTV ± PEG IFN-α)
•	LOWR HDV – 3 Study (QD Dosing: LNF + RTV)
•	LOWR HDV – 4 Study (Dose-Escalation: LNF + RTV)

LOWR HDV—1 (LOnafarnib With and without Ritonavir in HDV - 1) Phase 2 Study

The LOWR HDV—1 trial studied LNF in 21 subjects who were enrolled into one of seven groups for durations of 4-12 weeks (three patients in each group): LNF 200 mg BID (12 weeks), LNF 300 mg BID (12 weeks), LNF 100 mg TID (5 weeks), LNF 100 mg BID + RTV 100 mg QD (8 weeks), LNF 100 mg BID + PEG-IFN-alfa 180 mcg QW (8 weeks), LNF 200 mg BID + PEG-IFN-alfa 180 mcg QW (8 weeks) and LNF 300 mg BID + PEG-IFN-alfa 180 mcg QW (8 weeks).

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

LOWR HDV—2 (LOnafarnib With Ritonavir in HDV - 2) Phase 2 Study

LOWR HDV – 2 is a dose-finding Phase 2 study of multiple doses of LNF boosted by RTV with and without PEG-IFN-alfa in 58 subjects for 24-48 weeks of treatment with 24 weeks of follow-up, with the aim to identify regimen(s) with improved tolerability for the longer-term registration studies. LOWR HDV – 2 (conducted as an extension of LOWR HDV – 1, collectively EIG-300) was conducted at Ankara University in Turkey and we have identified and certain good clinical practice violations at this site that may impact certain data and information that we plan to submit to the FDA.

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

End of study results were presented at EASL 2017 in Amsterdam, Netherlands. Key findings were that in the all-oral LNF 50 mg BID + RTV 100 mg BID regimen, 7 of 14 (50%) patients demonstrated ≥ 2 log decline or PCR-negative at Week 24. Combination regimens of LNF 25 mg BID + RTV 100 mg BID + PEG IFN-α 180 mcg QW resulted in the highest response rates of 5 of 7 (71%) patients achieving ≥ 2 log decline or PCR-negative at Week 24 and the majority of patients normalized ALT at Week 24. In addition, GI AEs predominantly were predominantly mild and moderate. Reported data used a research use only assay at Ankara University.

LOWR HDV—3 (LOnafarnib With Ritonavir in HDV - 3) Phase 2 Study

LOWR HDV – 3 was a double-blind, randomized, placebo-controlled study designed to evaluate the efficacy and tolerability of once-daily doses of LNF – 50 mg, 75 mg and 100 mg – each combined with RTV 100 mg once daily for 12 (N=9) or 24 (N=12) weeks. Twenty-one patients with chronic hepatitis delta were randomized into one of six treatment groups. LOWR HDV – 3 was conducted at the National Institutes of Health (NIH) Bethesda, MD. This study has completed.

End of study results were presented at EASL 2017 in Amsterdam, Netherlands. After 12 weeks of therapy, the median log HDV RNA decline from baseline was 1.60 log IU/mL (LNF 50 mg), 1.33 (LNF 75 mg) and 0.83 (LNF 100 mg) (p=0.001). In subjects treated for 24 weeks, HDV RNA levels significantly differed from placebo (p=0.04). During the study, 6 patients achieved ≥ 2 log decline in HDV RNA; HDV RNA levels became undetectable in one subject and < LLOQ in three subjects. ALT normalization was achieved in 47% of patients. Adverse events were mild to moderate and included nausea, vomiting, dyspepsia, anorexia, diarrhea, and weight loss. There were no treatment discontinuations for adverse events.

The LOWR HDV-3 study demonstrated that the all-oral combination of once-daily ritonavir boosted lonafarnib was safe and tolerable in patients for up to 6 months of therapy and demonstrated antiviral activity. Reported data used Robogene® HDV RNA Quantification Kit 2.0.

LOWR HDV—4 (LOnafarnib With Ritonavir in HDV - 4) Phase 2 Study

LOWR HDV – 4 was an open-label study to evaluate the efficacy and tolerability of dose-escalation of LNF combined with RTV administered twice daily for dosing durations of 24 weeks. Fifteen patients were initiated at LNF 50 mg and RTV 100 mg twice daily, and dose-escalated up to LNF 100 mg twice daily at the discretion of the investigator and patient tolerability. LOWR HDV – 4 was conducted at Hannover Medical School in Hannover, Germany.

End of study results were presented at EASL 2017 in Amsterdam, Netherlands. At end of treatment, 5 of 15 (33%) patients reached and maintained LNF 100 mg BID + RTV through EOT; 1 of 5 (20%) patients achieved undetectable HDV-RNA, and 1 of 5 (20%) patients achieved HDV-RNA < LLOQ. ALT normalization was demonstrated in 53% patients.

In follow-up visits, 1 of 15 (7%) patients remained HDV-RNA < LLOQ and 3 of 15 (20%) patients dropped > 2 logs from baseline. Gastrointestinal AEs were mostly grade 1-2; 8 of 15 (53%) patients required dose reduction and 2 of 15 (13%) patients were discontinued. Reported data used Robogene® HDV RNA Quantification Kit 2.0.

Key findings from the LOWR HDV Program demonstrate that LNF (all-oral) can achieve HDV-RNA negativity on-treatment, and that the most robust HDV-RNA on-treatment on-anti-viral activity is observed in LNF triple therapy with PEG-IFN-alfa. Findings demonstrate that LNF-based regimens can normalize ALTs in 60% of patients. With dosing regimens of LNF 25 and 50 mg BID identified with predominantly grade 1 GI AEs amongst per-protocol treated patients, 48-week dosing may be possible and expected to improve outcomes. Early data also indicate that LNF-based regimens can also induce post-treatment HDV-RNA clearance in a subset of patients, suggesting immune reactivation as a potential second mechanism to achieve HDV-RNA PCR-negativity.

Our Second HDV Therapeutic Approach: Lambda for HDV

Lambda is a well-characterized, late-stage, first in class, type III interferon, or IFN, that we in-licensed from Bristol-Myers Squibb in April 2016 for the treatment of HDV infection. Lambda stimulates immune responses that are critical for the development of host protection during viral infections. Lambda targets type III IFN receptors which are distinct from the type I IFN receptors targeted by IFN-alfa. These type III receptors are highly expressed on hepatocytes with limited expression on hematopoietic and central nervous system cells, which has been demonstrated to reduce the off-target effects associated with other IFNs and improve the tolerability of Lambda (Chan 2016). Although Lambda does not use the IFN-alfa receptor, signaling through either the IFN-lambda or IFN-alfa receptor complexes results in the activation of the same Jak-STAT signal transduction cascade.

In clinical trials of IFN-alfa or PEG-IFN-alfa, between 25% and 33% of HDV-infected patients were able to clear their infections, or SVR24, after a minimum of 48 weeks of therapy, with some requiring two years of therapy. However, long-term therapy with IFN-alfa is known to be associated with numerous adverse events and tolerability is a significant problem for some of these patients. We believe lambda will be a safer and better tolerated pegylated interferon compared to PEG-IFN-alfa. We are currently dosing Lambda in 33 patients in the LIMT HDV, or Lambda MonoTherapy, Phase 2 clinical trial in New Zealand, Israel and Pakistan. Lambda has never been approved or commercialized for any indication.

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

LIMT HDV Monotherapy Phase 2 Clinical Trial

The LIMT HDV Phase 2 Clinical Trial is a 1:1 randomized, open-label study of Lambda 120 or 180 microgram subcutaneous injections administered weekly for 48 weeks in 33 patients with chronic HDV. End of treatment, which is expected in the second half of 2018, will be followed by a treatment-free 24-week observation period. The primary objective of the Phase 2 Clinical Trial is to evaluate the safety, tolerability, and efficacy of treatment with two dose levels of Lambda monotherapy in patients with chronic HDV infection. All patients will also be administered an anti-HBV nucleos(t)ide analog throughout the study. The trial is being conducted at four international sites in New Zealand, Israel and Pakistan.

Interim Week 24 data was presented at AASLD 2017 in Washington, D.C. During this interim analysis, 10 of 33 patients had reached Week 24. Of these 10 patients, 5 (50%) achieved > 2 log decline and 4 (40%) achieved PCR-negativity.

Interim data shows that Lambda demonstrates comparable anti-HDV activity to historical PEG-alfa and that Lambda is well tolerated in the majority of patients. There were a few ALT flares that were associated with HDV viral load decline, suggesting a vigorous immune response to therapy rather than hepatotoxicity.

Potential for Registration in HDV for LNF and Lambda

Our goal in developing LNF and Lambda is to reduce viral load in such a manner as to achieve durable suppression of the virus to below the level of quantification (<LLOQ), the point where, upon withdrawal of the therapy, the infection does not return to quantifiable levels. Evidence that academic investigators have gathered suggests that combinations of LNF and Lambda with other antiviral agents may hold promise for longer duration treatment and sustained, long-term reduction of viral load.

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

We have demonstrated clinical proof of concept in 36 patients suffering from PBH that exendin 9-39 can prevent an exaggerated fall in blood sugar following a meal, or post-prandial hypoglycemia, in affected patients. Data has been generated using both intravenous delivery and SC delivery. Pharmacokinetics indicate that the SC delivery could enable once or twice a day pre-prandial dosing. We have developed a novel liquid formulation for SC injection and have completed a Phase 1 PK study with this new formulation of exendin 9-39 in healthy volunteers in mid-2017. We completed a Phase 2 multiple ascending dosing trial (up to 3 days) in affected patients with our exendin 9-39 SC novel liquid formulation in 2017, and have initiated a Phase 2, 28 day study (PREVENT) in affected patients using of the new SC formulation in Q1 2018. We continue to expect data from the PREVENT study in the second half of 2018.

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

Approximately 200,000 bariatric surgical procedures are performed each year in the United States, and another 100,000 are performed each year in Europe. Approximately 30% of these bariatric surgeries are Roux-en-Y gastric bypass procedures.

Our Next Product Candidate: Exendin 9-39 to Treat Post-Bariatric Hypoglycemia

Exendin 9-39 is a well-characterized, competitive antagonist of GLP-1 at its receptor. Exendin 9-39 is a 31 amino acid fragment of exenatide, a commercially available GLP-1 agonist, brand named Byetta™ used in the treatment of type 2 diabetes. Exendin 9-39 blocks the GLP-1 receptor and leads to reduced post-prandial levels of insulin secreted by the pancreas. While exenatide has been approved for the treatment of type 2 diabetes, exendin 9-39, is a new molecular entity and has never been approved nor commercialized for any indication.

Clinical Data to Date

We have demonstrated in three clinical studies with exendin 9-39 that pharmacologic blockade of the GLP-1 receptor can prevent hypoglycemia in affected patients and mitigate symptoms of hypoglycemia. We believe that exendin 9-39 may represent the first targeted medical treatment for patients with PBH. In the three completed studies, there were no adverse drug reactions attributed to exendin 9-39. These single-dose and multiple-dose Phase 1/2 studies were conducted under two investigator INDs for the study of exendin 9-39 for PBH.

The first exendin 9-39 study was a Phase 1, double-blinded crossover study wherein eight patients with PBH were randomly assigned to receive IV infusion of exendin 9-39 or placebo during an oral glucose tolerance test, or OGTT (Craig et al, Diabetologia 2016). The trial assessed patient blood glucose and insulin levels and the presence and severity of symptoms of hypoglycemia. Hypoglycemia was defined as glucose levels falling to or below 50 mg/dL.

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

To assess for the presence and severity of symptoms of hypoglycemia during IV infusion of exendin 9-39 versus placebo, patients completed severity-grade questionnaires every 30 minutes during each 180-minute OGTT period. The severity-grade questionnaires showed that, on average patients experienced fewer and less severe hypoglycemic symptoms during IV infusion of exendin 9-39 as compared to during IV infusion of placebo (p<0.001). While symptoms reported by subjects during the glucose rise (from T=0 to peak glucose) were unchanged by exendin 9-39 infusion, both autonomic (p=0.002) and neuroglycopenic (p=0.001) symptoms reported during the glucose fall period (from peak to nadir glucose) were reduced.

The second clinical proof of concept study, a Phase 2 clinical trial, was a single ascending dose, or SAD, and exendin 9‑39 was administered subcutaneously in eight patients with PBH. This was the first investigation involving the SC administration of exendin 9‑39 in human subjects and was designed to examine the PK, PD, and local tolerability of SC exendin 9‑39 in patients with PBH. After metabolic and symptomatic responses to a baseline 75 g OGTT were evaluated, patients returned for a repeat OGTT with administration of a single exendin 9‑39 dose, ranging from approximately 10–30 mg (0.13–0.38 mg/kg).

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

Source: Craig et al, ADA, 2016b.

A third study with exendin 9-39 completed in June 2017. This was a Phase 2 trial evaluating the safety, efficacy, and PK profile of multiple ascending doses of subcutaneously administered exendin 9-39 in patients with PBH. A liquid and a lyophilized formulation of SC exendin 9-39 were evaluated in the MAD study.

Key findings from this study demonstrated that both SC exendin 9-39 liquid and lyophilized formulations reduced postprandial hyperinsulinemic hypoglycemia, reduced hypoglycemic symptoms and were well tolerated with no related adverse events. In addition, SC exendin 9-39 liquid formulation improved postprandial metabolic and clinical parameters with comparable or greater activity versus the lyophilized formulation. The liquid formulation produced a pharmacokinetic profile which may confer a longer duration of action versus the lyophilized formulation.

Exendin 9-39 SC Injection MAD Study Glycemic Results

Source: Craig et al ADA Poster, June 2017.

The mean postprandial insulin peak was reduced by 51%, while fasting insulin was not raised, in patients who received doses of ≥ 0.2 mg/kg.

Exendin 9-39 SC Injection MAD Study Results

Source: Craig et al ADA Poster, June 2017.

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

Researchers at Stanford demonstrated a novel function of LTB4 in the pathogenesis of lymphedema suggesting that blocking the effects of LTB4 may be a promising and potentially safe new therapeutic strategy for this disease. We initiated a clinical study to explore if blocking the effects of LTB4 may be useful as a new treatment for lymphedema. We in-licensed ubenimex from Nippon Kayaku in 2015 and have relied on Nippon Kayaku’s prior Phase 1 clinical data and experience with ubenimex to understand safety. Nippon Kayaku conducted four Phase 1 studies in healthy subjects and cancer patients to study metabolite determination, metabolism and excretion, drug absorption, and a pharmacokinetic study in lymphoma patients.

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

Our Planned Solution: Ubenimex for Lymphedema

Clinical Plan

We in-licensed ubenimex from Nippon Kayaku in 2015 and have relied on Nippon Kayaku’s prior Phase 1 clinical data and experience with ubenimex to understand safety. We filed an. IND for Ubenimex for the treatment of lymphedema with FDA in December 2015. Our Phase 2 clinical proof of concept trial for ubenimex in lymphedema is called ULTRA (Ubenimex Lymphedema Trial to Restore Activity), and is designed to assess efficacy as well as safety. As of December 31, 2017, the trial was fully enrolled with a total of 54 patients enrolled across 4 international sites. The primary endpoint is a measure of change in skin fold thickness from baseline. Secondary endpoints include change in limb volume from baseline and patient reported outcomes, including quality of life. Based on the proposed mechanism of action of ubenimex, as a potential anti-proliferative and a potential disease modifying agent, dosing in the ULTRA trial is six months, which we believe represents sufficient time to demonstrate activity.

Ubenimex for Pulmonary Arterial Hypertension

In January 2018, topline results for the Phase 2 LIBERTY study results in PAH were announced. Ubenimex demonstrated no improvement overall or in key subgroups for both the primary efficacy endpoint of PVR and the secondary endpoint of 6-minute walk. No safety signals attributed to ubenimex were identified in the preliminary analysis. Further analysis of data, including biomarkers is ongoing, although we will discontinue development of ubenimex in PAH based on these results.

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

PEGylated Interferon Lambda (Lambda)

We have completed the technology transfer from BMS for our PEGylated Interferon Lambda product. As part of the license agreement, sufficient inventory of drug substance and drug product was obtained to complete our Phase 2 and initiate our Phase 3 clinical trials. We have completed the first FMP drug product manufacturing campaign in 2017 at a new manufacturing facility. The drug substance CMO remains the same CMO contracted by BMS and no changes are anticipated for the drug substance manufacturing process.

Exendin 9-39

The drug product for exendin 9-39 for the treatment of PBH for Phase 2 clinical studies is manufactured by a third-party CMO.

Ubenimex

Nippon Kayaku manufactures the drug substance and drug product for ubenimex Phase 2 clinical studies for the treatment of PAH and lymphedema. In 2017, we completed the process of transferring the drug substance process from Nippon Kayaku to our CMO. Since then, we have successfully manufactured a new formulation for the drug product which is intended to improve dosing compliance and reduce capsule burden.

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

We also rely, or plan to rely, on regulatory exclusivity, including orphan drug designation and New Chemical Entity, or NCE, and Biologic License Application, or BLA, exclusivities, as well as trade secrets and carefully monitor our proprietary information to protect all aspects of our business.

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

The patent positions of pharmaceutical/biotechnology companies like us are generally uncertain and involve complex legal, scientific, and factual issues. In addition, the scope claimed in a patent application can be significantly reduced during the patent prosecution process before any patent issues. After issuance of a patent, if the issued patent is challenged, then the courts or a patent office can redefine the scope of the patent, including by invalidating some or all of the patent claims, or rendering the patent unenforceable in its entirety. Consequently, we do not know with certainty whether patents will issue in each country in which we or our licensors file patent applications, or if those patent applications, if ever issued, will issue with claims that cover our product candidates, or, even if they do issue, whether the patent or its relevant claims will remain enforceable upon challenge. Accordingly, we cannot predict with certainty whether the patent applications we are currently pursuing will issue as patents in a particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from potential competitors to make any of our products commercially successful. Any of our patents, including already issued in-licensed patents or any patents that may issue to us or our licensors in the future, could be challenged, narrowed, circumvented, or invalidated by third parties. Newly filed patent applications in the United States Patent and Trademark Office, or the USPTO, and certain other patent offices are maintained in secrecy for a minimum of 18 months, and publications of discoveries in the scientific or patent literature often lag far behind the actual discoveries themselves. For these reasons, we cannot be certain that inventions claimed in pending patent applications were not invented by another party prior to our invention, or disclosed or claimed in a patent application filed before the effective filing date of our applications, in either of which case the claims may not be patentable to us. For certain applications with an effective filing date prior to March 13, 2013, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention. Also, while we are not currently participating in any interferences or post-grant challenge proceedings, such as patent oppositions, post-grant reexamination proceedings, inter parties review proceedings and patent litigation, that seek to invalidate claims of pending patent applications or issued patents, we may have to participate in such proceedings in the future. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us.

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

Lonafarnib (LNF). We have in-licensed from Merck a portfolio of patents covering the compound, formulations of the compound, and synthesis, but these expire before the anticipated launch date of the LNF product candidate. We have filed one US application and two PCT applications that claim the use of LNF in combination with RTV and/or optionally other drugs for the treatment of HDV infection.

One PCT application claiming the use of LNF in combination with RTV is pending and one has matured into patent applications in the European Patent Office (EPO), Japan, Korea and China. Any patents that issue from this these applications will expire in 2035, but a patent term extension (as described below) of up to five years is available in the United States, and we expect LNF to be eligible for this additional protection. In addition, provided it is the first indication in which LNF is approved, we expect LNF to be eligible for NCE status, which if granted provides five years of regulatory exclusivity. In addition, LNF has been granted orphan drug designation by the FDA and the EMA in this indication, which respectively provide seven and ten years of regulatory exclusivity.

We have filed an additional PCT application for LNF/RTV combination drug products useful for treating HDV and this application is pending. Any patents that issue from this application will expire in 2036.

We have not yet determined the countries in which we will pursue potential patent protection from our currently pending PCT applications, but even if we determine to make such filings, our efforts may not result in the issuance of patents as a result.

Pegylated interferon-lambda (Lambda). We have in-licensed from BMS a portfolio of patents relating to the manufacture, use, and compositions of interferon Lambda modified by polyethylene glycol derivatization, or Lambda. The key United States composition of matter patent in this portfolio expires in 2025, but we expect to be eligible for the full five years of patent term extension for that patent. In addition, we expect Lambda to be filed under a BLA and so Lambda would be eligible for 12 years reference product exclusivity (4 years in filing exclusivity; 12 years for data), as well as orphan drug exclusivity in this indication. We also filed a PCT application relating to the use of Lambda in HDV.

Exendin 9-39. We have in-licensed from Stanford two PCT applications that claim the use of exendin 9-39 and other agents in the treatment of hypoglycemia associated with bariatric surgery, including in PBH. The PCT applications have matured into patent applications in the United States, the European Patent Office (EPO), Australia, Brazil, Canada, and Chile. Any patents that issue from these applications will expire in 2036 without extension and up to five years of patent term extension will be available in the United States. We also expect exendin 9-39 to be eligible for orphan drug designation in this indication, which provides seven years and ten years of regulatory exclusivity in the United States and Europe, respectively.

Ubenimex.

Lymphedema. We have also in-licensed from Stanford applications pending in the U.S and EPO that claim the use of ubenimex and other agents in the treatment of lymphedema. Any patents that issue in the U.S. and EPO will expire in 2036. Any US patent may be eligible for patent term extension of up to five years in the United States.

Regulatory Exclusivity and Patent Term Extension. If ubenimex is approved, it would be entitled to NCE exclusivity, which would provide five years of regulatory exclusivity for the approved product. In addition, the FDA has granted orphan drug designation to ubenimex for the treatment of PAH, and we are seeking orphan drug designation for ubenimex for the treatment of lymphedema. Orphan drug designation, if obtained, may provide seven years of regulatory exclusivity for each indication upon NDA approval. However, patent term extension, as described below, will be available only for the first of the two indications to be approved.

Patent Term

In the United States, the patent term for an FDA-approved drug may be eligible for a patent term extension, or a PTE. The Hatch-Waxman Act of 1984 permits restoration of a portion of the patent term of a U.S. patent as compensation for the patent term lost during product development and the FDA regulatory review process if approval of the application for the product is the first permitted commercial marketing of a drug or biological product containing the active ingredient. The length of the PTE is based on the length of time it takes for the drug to complete the pre-market regulatory approval requirements. The time required for approval of a NDA or BLA and 50% of the time spent in testing phase, reduced by any periods of lack of diligence, are credited up to a maximum five-year extension. The PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent per approved drug may be extended and a patent can only be extended once; thus, even if a single patent is applicable to multiple products, it can only be extended based on one product.

Similar provisions to extend the term of a patent that covers an approved drug may be available in certain other foreign jurisdictions. For example, in Europe, a supplementary protection certificate (commonly referred to as a SPC), if granted, may extend certain patent rights for up to five years. In addition, in Europe, marketing approval obtained through the EMA may provide a period of ten years of regulatory data exclusivity from the time of approval. When possible, depending upon the length of clinical trials and other factors involved in the filing of NDAs and BLAs for our products, we expect to apply for patent term extension for patents covering our product candidates and their methods of use both in the United States and any foreign jurisdiction where available. There is no guarantee, however, that the applicable authorities will agree to grant extensions, and if granted, what the length of those extensions will be.

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

Competition

The biopharmaceutical industry is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Given the significant unmet medical need for novel therapies to treat chronic hepatitis delta infection, post-bariatric surgery-induced hypoglycemia associated with bariatric surgery and lymphedema, these conditions are where various treatments from many companies are used and where many public and private universities and research organizations are actively engaged in the discovery, research and development of product candidates. As a result, there are and will likely continue to be extensive resources invested in the discovery and development of new products to treat these unmet medical needs. We anticipate facing intense and increasing competition as new products enter the market and advanced technologies become available.

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

Our potential competitors and the related stage of development of their product candidates in target indications is as follows:

•	Hepatitis delta virus: Replicor, Inc. (Phase 2), Hepatera Ltd (Phase 2)

•	Hypoglycemia associated with bariatric surgery: Xeris Pharmaceuticals (Phase 2);
•	Lymphedema: Novartis (Phase 2).

There are other therapies that are used or may be used for our targeted indications, and these other products in clinical development or marketed for other indications may be used in competition with our product candidates if we are able to identify potential market opportunities of interest. For example, HDV has not been generally identified as a target for development compared to hepatitis B or hepatitis C, and products on the market or in development for those indications may potentially be tested in HDV as the understanding of the potential medical need for therapies in this indication become more widely understood.

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

License and Asset Purchase Agreements

License Agreement with Merck

In September 2010, we entered into an exclusive license agreement with Schering Corporation, subsequently acquired by Merck & Co., Inc., or Merck, which provides us with the exclusive right to develop and commercialize lonafarnib. As consideration for such exclusive right, we issued Private Eiger convertible preferred stock with a fair value of $0.5 million when the agreement was executed in September 2010. This preferred stock was converted to 27,350 shares of common stock upon the Merger. In addition, we are obligated to pay Merck up to an aggregate of $27.0 million in development milestones and will be required to pay tiered royalties based on aggregate annual net sales of all licensed products ranging from mid-single to low double-digit royalties on net sales. Our obligation to pay royalties to Merck expires on a country-by-country and product-by-product basis on the later of the expiration of the last to expire patent assigned to us under the agreement, which is estimated to be in the first half of 2018; or on the tenth anniversary of the first commercial sale of the product. In May 2015, the first regulatory milestone was achieved and we paid the related milestone payment of $1.0 million to Merck. No additional milestone payments were incurred during the years ended December 31, 2017 and 2016.

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

License Agreement with Janssen Pharmaceutica NV

In December 2014, we, through our wholly-owned subsidiary EB Pharma, LLC, or EBP, entered a License Agreement with Janssen Pharmaceutica NV, or Janssen, dated December 19, 2014, or the Janssen License Agreement.

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

Under the Janssen License Agreement, we are obligated to make development milestone payments in aggregate of up to $38.0 million, sales milestone payments in aggregate of up to $65.8 million, and pay a tiered royalty, ranging from the mid-single to low double digits, based on aggregate annual net sales of all licensed products. If we grant a sublicense, we are obligated to pay Janssen a portion of the sublicensing income received. As of December 31, 2017, the product has not reached commercialization and no milestones have been paid.

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

License Agreement with Nippon Kayaku Co., Ltd.

In May 2015, Eiccose, LLC, or Eiccose, and Nippon Kayaku Co., Ltd, or NK, entered into a License Agreement, or the NK License, dated May 1, 2015 pursuant to which NK granted Eiccose an exclusive license to develop, manufacture, and sell ubenimex outside certain identified Asia countries, including Japan, for the treatment of PAH and other inflammatory disease involving leukotriene B4. Eiccose assigned the NK License to us as part of the Eiccose asset purchase described below.

Under the NK License, we are responsible for the development and commercialization of ubenimex in our territory at our cost and expense. We will purchase ubenimex for development and commercial use from NK at agreed transfer prices under a separate supply agreement, but we have the option to manufacture and supply the product for Phase 3 studies and/or commercial use. If we exercise the manufacturing option, NK will transfer the manufacturing of the product to us or our contract manufacturer, at our cost and expense, and we will pay NK a running, mid-single-digit royalty on the net sales of ubenimex sold in our territory or, if the parties agree, a lump-sum payment, for the use of NK’s manufacturing know-how.

Under the NK License, we also granted back to NK an exclusive license to develop, manufacture, and sell ubenimex for the treatment of PAH and other inflammatory disease involving leukotriene B4 in the Asia countries comprising the NK territory. NK is responsible for the development and commercialization of ubenimex in the licensed indications in its territory at its own cost and expense. NK will pay us a running, mid-single-digit royalty on net sales of ubenimex in the specified indications in NK’s territory.

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

Under the Exendin APA, we are obligated to pay development milestone payments in aggregate up to $1.0 million to each of the Sellers and a low, single-digit royalty based on aggregate annual net sales of all products developed based on exendin 9-39 subject to certain reductions and exceptions. Our obligation to pay royalties expires on the expiration of the last to expire patent assigned to us under the agreement. We also agreed to retain each of the Sellers as consultants pursuant to consulting agreements, each with a term of one year, subject to annual renewal. The consulting agreement with Dr. Tracey McLaughlin was extended to go through December 31, 2017. The consulting agreement with Dr. Colleen Craig expired in the year ended December 31, 2016. During the year ended December 31, 2017, upon the successful completion of the Phase 2 trials, the development milestone was achieved and we paid the related milestone payment of $0.1 million to each of the Sellers.

Exclusive Agreement with the Board of Trustees of the Leland Stanford Junior University—Lymphedema

In October 2015, as part of the assets we purchased from Eiccose, we acquired and were assigned an Exclusive Agreement between Eiccose and the Board of Trustees of Stanford dated October 27, 2015, or the Stanford Lymphedema Agreement.

Under the Stanford Lymphedema Agreement, Stanford granted us an exclusive, worldwide license under specified patent rights related to the treatment of lymphedema, to manufacture, use, and sell products covered by the licensed patents for all uses.

We are responsible for the development and commercialization of any products under the license at our cost and expense, and are obligated to use commercially reasonable efforts to achieve certain specified milestones. In consideration of the license, we paid to Stanford a low, single-digit equity interest and are obligated to make development and commercial milestone payments in aggregate of up to $0.5 million as well as a low, single-digit royalty on net sales of any products. As of December 31, 2017, the product has not reached commercialization and no milestones have been paid.

Stanford may terminate the agreement for our uncured material breach or bankruptcy. Stanford also has the right to terminate the agreement if we fail to develop and commercialize products in accordance with certain specified diligence obligations. We have the right to terminate the agreement without cause at any time.

License Agreement with Bristol-Myers Squibb Company

In April 2016, we entered into a License Agreement and a Common Stock Purchase Agreement with Bristol-Myers Squibb Company, together BMS, the BMS Purchase Agreement and the BMS License Agreement.

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

Under the BMS License Agreement, we are obligated to make development and regulatory milestone payments totaling $61.0 million and commercial sales milestones of up to $128.0 million after the achievement of specified milestones. We are also obligated to pay BMS annual net sales royalties in the range of mid-single to mid-teens, depending on net sales levels. If we grant a sublicense, we are obligated to pay BMS a portion of the sublicensing income received. As of December 31, 2017, the product has not reached commercialization and no milestones have been paid.

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

Research and Development Expenses

Our research and development expenses were $29.5 million, $33.0 million and $8.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Employees

As of December 31, 2017, we had a total of 16 full-time employees in the United States, eight of whom were primarily engaged in manufacturing, and research and development activities and eight of whom were engaged in general management and administration. Five of our employees have either an M.D. or a Ph.D. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced any work stoppage and consider our relations with our employees to be good.

Corporate Information

We were originally incorporated in California in December 2000 as Celladon Corporation. In April 2012, Celladon reincorporated in Delaware and had its initial public offering in February of 2014. On March 22, 2016, Private Eiger completed its merger with Celladon in accordance with the terms of the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub merged with and into Private Eiger, with Private Eiger becoming a wholly-owned subsidiary of Celladon and the surviving corporation of the Merger. Immediately following the Merger, Celladon changed its name to “Eiger BioPharmaceuticals, Inc.” In connection with the Merger, our common stock began trading on The NASDAQ Global Market with the ticker symbol “EIGR” on March 23, 2016. Our principal executive offices are located at 350 Cambridge Avenue, Suite 350, Palo Alto, California 94306, and our telephone number is 650-272-6138. Our corporate website address is www.eigerbio.com. The contents of our website are not incorporated into this Annual Report on Form 10-K and our reference to the URL for our website is intended to be an inactive textual reference only.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in February 2014, (b) in which we have total annual gross revenue of at least $1.1 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We refer to the Jumpstart Our Business Startups Act of 2012 in this Annual Report on Form 10-K as the “JOBS Act,” and references to “emerging growth company” have the meaning associated with it in the JOBS Act.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the years ended December 31, 2017, 2016 and 2015, we reported a net loss of $42.4 million, $47.1 million and $13.3 million, respectively. As of December 31, 2017, we had an accumulated deficit of $118.8 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity (deficit) and working capital.

We believe that the currently available resources will be sufficient to fund our operations for at least the next 12 months following the issuance date of these consolidated financial statements. We will continue to require substantial additional capital to continue our clinical development, manufacturing efforts, and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including manufacturing of clinical supplies, conducting clinical studies and providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and debt facilities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect losses to increase as we advance four Phase 2 clinical development programs for potentially three indications. In addition, our recent meeting with the FDA in February 2018 may allow us to initiate a single potentially pivotal Phase 3 study as the basis for the filing of an NDA, in which case we would need significant additional resources in order to fund the conduct of that potentially pivotal study. While we have not yet commenced pivotal clinical studies for any product candidate and it may be several years, if ever, before we complete pivotal clinical studies and have a product candidate approved for commercialization, we expect to invest significant funds into these clinical candidates to advance these compounds to potential regulatory approval.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:

•	continue the clinical development of our product candidates;
•	in-license or acquire additional product candidates;
•	undertake the manufacturing or have manufactured our product candidates;
•	advance our programs into larger, more expensive clinical studies;

•	initiate additional nonclinical, clinical, or other studies for our product candidates;
•	identify, educate and develop potential commercial opportunities, such as lonafarnib for HDV, lambda for HDV, exendin 9-39 for PBH and ubenimex for lymphedema;
•	seek regulatory and marketing approvals and reimbursement for our product candidates;
•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market ourselves;
•	seek to identify, assess, acquire, and/or develop other product candidates;
•	make milestone, royalty or other payments under third-party license agreements;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
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

To the extent that we raise additional capital through the sale of equity, debt or other securities convertible into equity, your ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder such as the loan and security agreement we entered into with Oxford Finance LLC, or Oxford Finance, in December 2016, or the Oxford Loan. This was a $25.0 million debt financing arrangement with Oxford Finance wherein we borrowed the first tranche of $15.0 million upon closing in December 2016. Our ability to access the final $10.0 million under the Oxford Loan is subject to our ability to achieve certain clinical development milestones, which we may not be able to meet and which and could adversely affect our liquidity. The Oxford Loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency.

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

The Oxford Loan provides for up to $25.0 million in term loans due on July 1, 2021, of which $15.0 million in term loans have been borrowed to date. All of our current and future assets, except for intellectual property, are secured for our borrowings under the loan and security agreement. The loan and security agreement requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the loan and security agreement, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the loan and security agreement. If we are unable to repay those amounts, the lenders under the loan and security agreement could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement. Moreover, our ability to access the final $10.0 million under the loan and security agreement is subject to our ability to achieve certain clinical development milestones, which we may not be able to meet and which and could adversely affect our liquidity. In addition, although we expect to borrow additional funds under the loan and security agreement, before we do so, we must first satisfy ourselves that we will have access to future alternate sources of capital, including cash flow from our own operations, equity capital markets or debt capital markets in order to repay any principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

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

We currently have four Phase 2 development programs focused on three separate indications. For one of our product candidates, ubenimex, data to date has been developed for use in indications other than those that we have rights to or in which we plan to develop the product candidate and most of the data has been developed for a dose lower than in our current studies. In January 2018, we announced that Phase 2 LIBERTY study results in pulmonary arterial hypertension (PAH) demonstrated no improvement overall or in key subgroups for both the primary efficacy endpoint of pulmonary vascular resistance (PVR) and the secondary endpoint of 6-minute walk distance. The company has discontinued development of ubenimex in PAH based on these results.

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

In addition, none of our product candidates have advanced into a pivotal study for our proposed indications and it may be years before such study is initiated and completed, if at all. Although our February 2018 discussions with the FDA with respect to the entry of lonafarnib into a single potentially pivotal clinical trial have been positive, there can be no assurance that we would be able to design a single clinical trial that would enable an NDA filing if successful and in any event the timing of our discussions with the FDA are uncertain and may not meet our timelines for the planned initiation of a Phase 3 study of lonafarnib by the end of 2018.

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
•

the data collected from clinical studies of our product candidates may not be sufficient or complete or meet the regulatory requirements to support the submission of a new drug application, or NDA, or other submission or to obtain regulatory approval in the United States or foreign jurisdictions. For example, we identified significant good clinical practice, or GCP, violations in the LOWR HDV – 1 and LOWR HDV – 2 studies. We alerted the FDA to the discovery of GCP violations. These findings may bring into question the validity of the data set and may require repeat clinical studies to confirm the observations in question. Further studies may be needed to confirm the rigor, robustness and validity of any problematic safety and efficacy data identified;

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

•

failure by clinical sites or our CROs or other third parties to adhere to clinical study requirements or report complete findings, such as for the LOWR HDV – 1 and LOWR HDV – 2 studies, where we have in the past identified significant GCP violations that may impact the data set and information that we plan to submit to the FDA and may require repeat studies to confirm the rigor, robustness and validity of safety and efficacy signals seen in these studies;

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

With respect to our lonafarnib program, we procured an inventory of product from Merck to supply our initial clinical study needs. In 2016, we transferred the manufacturing of drug substance and drug product to our third-party contractors. These vendors have successfully made GMP batches for our future clinical studies. With respect to our lambda program, as part of the license agreement, we obtained a substantial inventory of product from BMS sufficient to initiate our clinical trials. During 2017 we transferred the manufacturing technology to our third-party vendors. With respect to our ubenimex programs, we have relied on Nippon Kayaku to provide us with product to conduct our trials in 2016 and 2017 and have now completed the process of transferring the manufacturing of ubenimex to our third-party vendors in the United States and such drug product will be adequate to complete ongoing and future clinical studies.

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

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue. In addition, we rely on third parties to perform release testing on our product candidates prior to delivery to patients. If these tests are not conducted appropriately and test data is not reliable, patients could be put at risk of serious harm and could result in product liability suits.

The manufacturing of medical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of biologic products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of our product candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidates to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

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

We focus our product development principally on treatments for rare diseases. Given the small number of patients who have the diseases that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidate. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. For example, for lonafarnib and lambda, HDV is associated with hepatitis B virus infection, which is a pre-requisite for the replication of HDV. Although we believe that the data are supportive of the increased severity of hepatitis in the presence of hepatitis D and hepatitis B virus co-infection compared to hepatitis B alone, there can be no assurance that our clinical trials will successfully address this condition. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies that may compete with our product candidates. For example, we have competitors both in the United States and internationally, including multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include Gilead Sciences, Merck, Roche, Holding AG, Actelion Pharmaceuticals US, Inc., Johnson & Johnson, Replicor, Inc., Hepatera, Arrowhead Pharmaceuticals, Novartis International AG, and Xeris Pharmaceuticals as well as other smaller companies or biotechnology startups and large multinational pharmaceutical companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring, or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization, and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

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

Although we have licensed a number of patents covering methods of use and certain compositions of matter, we do not have complete patent protection for our product candidates. For example, the patent coverage for lonafarnib expires before the anticipated launch date. Likewise, most of the patents or applications covering products that we have licensed in from Stanford have limited protection outside of the United States. Therefore, a competitor could develop the same or similar product that may compete with our product candidate.

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

Third parties may assert that we are using or exploiting their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture, or methods for treatment related to the use or manufacture of our product candidates. Even if we conduct freedom to operate analyses, we would expect to do so only with respect to certain of our product candidates as they move through development. Accordingly, there may be third-party patents that would impair our ability to commercialize product candidates and we cannot assure you that we could obtain a license, or even if available, whether such license might be obtained on commercially reasonable terms. Even in those situations where we conduct a freedom to operate analysis, there can be no assurance that we would identify all relevant or necessary patents and patent applications that may apply to the manufacture and commercialization of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe, and if patents issue with respect to any such application and we become aware of such issuance, we would have to determine its impact on our efforts to develop and commercialize our product candidates and the strategy for obtaining a license or contesting any such issued patent.

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

If we fail to obtain a license, then parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

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

As of December 31, 2017, we had 16 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. Some of the provisions of the Affordable Care Act have yet to be fully implemented, and since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA, as well as recent efforts by the

Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. The Trump administration has also announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for the CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments has been introduced in the Senate, but the future of that bill is uncertain. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation could result in significant changes to the health care system, which may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates, or additional pricing pressures.

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

We believe our current product liability insurance coverage is appropriate in light of our clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to increase our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claims or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

We have conducted in the past and are currently conducting clinical trials in the United States; Canada; Sydney, Australia; Ankara, Turkey; Hannover, Germany; Karachi, Pakistan; Auckland, New Zealand and Jerusalem and Beersheba, Israel, and accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. Emerging regions, such as Eastern Europe, Latin America, Asia, and Africa, as well as more developed markets, such as the United Kingdom, France, Germany, and Australia, provide clinical study opportunities for us. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, both Turkey and Pakistan are key regions for clinical activity relating to Hepatitis Delta, and further outbreaks of violence and political instability in the region could disrupt our clinical operations or otherwise limit our ability to access or conduct clinical studies in those regions. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our financial results.

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

On December 28, 2016, the lead plaintiff filed a notice to the United States Court of Appeals for the Ninth Circuit appealing the district court’s order dismissing the consolidated amended complaint. On May 5, 2017, the lead plaintiff filed his opening brief. On July 5, 2017, the defendants filed their appellate brief response. On August 18, 2017, the lead plaintiff filed his reply appellate brief.

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

The market price of our common stock has been and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	results or delays in preclinical studies or clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	unanticipated serious safety concerns related to the use of any of our product candidates;
•	reports of adverse events in other gene therapy products or clinical trials of such products;
•	inability to obtain additional funding;
•	any delay in filing an IND or NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;
•	our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	failure to obtain orphan drug designation;
•	failure to maintain our existing third-party license and supply agreements;
•	failure by our licensors to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our product candidates;

•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services, or technologies by our competitors;
•	failure to meet or exceed financial and development projections we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	if securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding our business and stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to the hepatitis market generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with potential products of ours;
•	changes in the structure of health care payment systems; and
•	period-to-period fluctuations in our financial results.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new tax legislation, or the Tax Act, which significantly changes the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); for net operating losses generated after 2017, limitation of the deduction to 80% of current year taxable income, indefinite carryforward of net operating losses and elimination of net operating loss carrybacks; changes in the treatment of offshore earnings regardless of whether they are repatriated; mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. This annual report does not discuss any such tax legislation or the manner in which it might affect us or our stockholders in the future. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation.

Because the Merger resulted in an ownership change under Section 382 of the Internal Revenue Code our net operating loss carryforwards and certain other tax attributes are now subject to limitations.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Merger resulted in an ownership change and, accordingly, Celladon’s and Eiger’s net operating loss carryforwards and certain other tax attributes will be subject to further limitations on their use. We assessed whether Eiger had an ownership change, as defined by Section 382 of the Code, that occurred from our formation through December 31, 2016. Based upon this assessment no reduction was made to the federal and state NOL carryforwards or federal and state tax credit carryforwards under these rules. Additional ownership changes in the future could result in additional limitations on the combined organization’s net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our corporate headquarters are located at 350 Cambridge Avenue, Suite 350, Palo Alto, California 94306 in a facility we lease encompassing 3,877 square feet of office space. The lease for this office space expires in March 2018, has one two-year renewal option prior to expiration and includes rent escalation clauses through the lease term.

In March 2017, we entered into a non-cancelable facility lease agreement for an office facility at 366 Cambridge Avenue in Palo Alto, California 94306. The lease commenced on April 1, 2017 and expires 12 months after the commencement date. The lease has one twelve-month renewal option prior to expiration and includes rent escalation clauses through the lease term.

In October 2017, we entered into a non-cancelable facility lease agreement for 8,029 square feet of office space located at 2171 Park Blvd in Palo Alto, California 94306. The lease commences on March 1, 2018 and expires five years after the commencement date. The lease has one three-year renewal option prior to expiration and includes rent escalation clauses through the lease term.

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

On December 28, 2016, the lead plaintiff filed a notice to the United States Court of Appeals for the Ninth Circuit appealing the district court’s order dismissing the consolidated amended complaint. On May 5, 2017, the lead plaintiff filed his opening brief. On July 5, 2017, the defendants filed their appellate brief response. The Plaintiff subsequently filed their response to the Company’s July 5, 2017 filing on August 19, 2017. Upon these filings, the next step in the process would be to wait for oral arguments to be scheduled by the 9th Circuit Court of Appeals.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On March 22, 2016, Celladon and Private Eiger completed the Merger. Immediately prior to the Merger, Celladon completed a 15-for-1 reverse stock split. Following the Merger, we changed the name of the combined company to Eiger BioPharmaceuticals, Inc. and changed the symbol to “EIGR.” Our common stock originally began trading on The NASDAQ Global Market on January 30, 2014. Prior to January 30, 2014, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Global Market for the period indicated, adjusted for the reverse stock split.

	Price Range
	High	Low
Year Ended December 31, 2017
First Quarter	$12.65	$10.15
Second Quarter	$11.60	$6.10
Third Quarter	$12.05	$7.13
Fourth Quarter	$14.50	$10.26

Year Ended December 31, 2016
First Quarter	$25.80	$12.90
Second Quarter	$23.10	$17.06
Third Quarter	$20.63	$13.15
Fourth Quarter	$14.75	$10.71

Holders of Record

As of March 2, 2018, there were approximately 28 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Introduction

We are a clinical stage biopharmaceutical company focused on bringing to market novel product candidates for the treatment of rare diseases. Since our founding in 2008, we have worked with investigators at Stanford University and evaluated a number of potential development candidates from pharmaceutical companies to comprise a pipeline of novel product candidates. Our resulting pipeline includes four Phase 2 candidates addressing three distinct rare diseases. The programs have several aspects in common: the disease targets represent conditions of high medical need which are inadequately treated by current standard of care; the therapeutic approaches are supported by an understanding of disease biology and mechanism as elucidated by our academic research relationships; prior clinical experience with the product candidates guides an understanding of safety; and the development paths leverage the experience and capabilities of our experienced, commercially focused management team. The pipeline includes lonafarnib for Hepatitis Delta Virus, or HDV, lambda for HDV, exendin 9-39 for PBH and ubenimex for lymphedema. We plan to deliver data from three ongoing Phase 2 clinical trials over the course of the next twelve months.

In January 2018, Phase 2 LIBERTY study results in PAH demonstrated no improvement overall or in key subgroups for both the primary efficacy endpoints of PVR and 6-minute walk distance. Further analysis of data, including biomarkers is ongoing, although we plan to discontinue development of ubenimex in PAH based on the LIBERTY study results

We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception, and we do not anticipate that we will achieve profitability in the near term. Our net losses were $42.4 million, $47.1 million and $13.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $118.8 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to incur significant expenses and increasing operating losses for at least the next several years as we initiate and continue the clinical development of, and seek regulatory approval for, our product candidates and add personnel necessary to operate as a public company with an advanced clinical candidate pipeline of products. In addition, we are now operating as a publicly traded company following the merger with Celladon in March 2016, and we have and will be hiring additional financial and other personnel, upgrading our financial information systems and incurring costs associated with operating as a public company. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

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

On November 18, 2015, in connection with the Merger, we entered into a subscription agreement, or the Subscription Agreement, with investors for the sale of shares of our common stock, or the Private Placement, which closed on March 22, 2016.

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

The largest component of our operating expenses has historically been the investment in manufacturing capabilities and research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Product candidates:
Lonafarnib HDV	$4,284	$5,237	$2,052
Lambda HDV	3,892	7,244	—
Exendin 9-39 PBH	3,173	2,984	115
Ubenimex PAH (terminated in January 2018)	9,789	10,393	648
Ubenimex Lymphedema	2,132	2,271	198
Internal research and development costs	6,249	4,885	5,104
Total research and development expense	$29,519	$33,014	$8,117

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and expenses for outside professional services, including legal, audit, accounting services, insurance costs and costs associated with being a public company. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation expense and other supplies. As a result of becoming a public company following completion of the Merger, expenses include costs related to compliance with the rules and regulations of the SEC and NASDAQ, additional insurance, investor relations, bank fees and other administrative expenses and professional services.

Interest Expense

Interest expense for the year ended December 31, 2017, consists of interest and amortization of the debt discount related to our borrowing under the Oxford Loan executed in December 2016. Interest expense for the year ended December 31, 2016, consists of interest and amortization of the debt discount related to the outstanding convertible promissory notes issued in November 2015, which were converted into common stock in March 2016, or the Notes.

Interest Income

Interest income consists of interest earned on our investments in marketable securities and cash equivalents.

Other Income (Expense), Net

Other income (expense), net in 2017 primarily consists of the $0.2 million payment received for MYDICAR sale.

Other income (expense), net in 2016 consists of the change in fair value of the obligation to issue common stock to Eiccose and the change in fair value of warrant liability.

The change in fair value of the obligation to issue common stock to Eiccose was related to our obligation to issue shares to Eiccose upon the closing of the next round of financing that resulted in at least $25.0 million in gross proceeds to us. Upon the closing of the Private Placement on March 22, 2016, we issued 96,300 fully vested shares of our common stock to Eiccose in settlement of this obligation. In connection with this transaction we remeasured the fair value of the obligation to issue common stock at the settlement date and the change in fair value of $0.2 million was recognized within other income (expense), net during the year ended December 31, 2016. Upon the settlement of the obligation with the issuance of shares on March 22, 2016, the liability was reclassified to common stock and additional paid-in capital within stockholders’ equity (deficit).

In connection with our issuance of the Notes, we issued warrants to the noteholders to purchase shares of our common stock at an exercise price of $0.11 per share, on a post-Merger and post-Reverse Stock Split basis, or the Warrants. The number of shares into which the Warrants could be exercised was equal to the warrant coverage amount divided by the per share price of the equity securities sold in a qualified financing and thus was accounted for as a liability. Upon the closing of the Private Placement on March 22, 2016, the number of shares of common stock issuable upon exercise of the Warrants was fixed and the fair value remeasured at that date, and the warrants were automatically exercised. During the year ended December 31, 2016, we recognized a loss related to the change in fair value of the warrant liability of $0.2 million. The warrant liability was reclassified to common stock and additional paid-in capital within stockholders’ equity (deficit), upon the exercise of the Warrants and issuance of shares on March 22, 2016.

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

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

The Black-Scholes option-pricing model requires the use of subjective assumptions, which determine the fair value of stock-based awards. These assumptions include:

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

In addition to the Black-Scholes assumptions and prior to adoption of ASU 2016-09 in the first quarter of 2017, we estimated our forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. The impact from any forfeiture rate adjustment was recognized in full in the period of adjustment and if the actual number of future forfeitures differed from our estimates, we were required to record adjustments to stock-based compensation in future periods. Following the adoption of ASU 2016-09 we made an accounting policy election to account for forfeitures as they occur. This change did not have a material impact to the consolidated financial statements.

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

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Years Ended December 31,		Increase / (Decrease)	% Change
	2017	2016
Operating expenses:
Research and development	$29,519	33,014	$(3,495)	(11)%
General and administrative	12,001	13,106	$(1,105)	(8)%
Total operating expenses	41,520	46,120	(4,600)
Loss from operations	(41,520)	(46,120)	4,600
Interest expense	(1,524)	(690)	(834)	121%
Interest income	410	97	313	323%
Other income (expense), net	186	(374)	560	(150)%
Net loss	$(42,448)	$(47,087)	$4,639

Research and development expenses

Research and development expenses decreased by $3.5 million to $29.5 million for the year ended December 31, 2017, from $33.0 million for the same period in 2016. The decrease was primarily due to a $5.2 million upfront payment under our License Agreement with Bristol Myers Squibb Company in 2016. There were no similar payments in 2017. The decrease was partially offset by a $0.7 million increase in compensation and personnel related expenses due to an increase in headcount, a $0.5 million increase in stock-based compensation expense due to an increase in headcount, $0.3 million increase in facility and insurance expenses and $0.2 million in milestone payments to two Stanford University inventors for the asset purchase agreement.

General and administrative expenses

General and administrative expenses decreased by $1.1 million to $12.0 million for the year ended December 31, 2017, from $13.1 million for the same period in 2016. The decrease was due to a $2.5 million decrease in legal, consulting, advisory and accounting services due to the incremental expenses incurred as a result of the Merger in the first quarter 2016. The decrease was partially offset by a $0.6 million increase in stock-based compensation expense, a $0.5 million increase in compensation and personnel related expenses due to an increase in headcount and a $0.3 million increase in facility and insurance expenses.

Interest expense

Interest expense increased by $0.8 million to $1.5 million for the year ended December 31, 2017, from $0.7 million for the same period in 2016. Interest expense in 2017 consisted of interest and amortization of the debt discount related to the Oxford Loan borrowings in December 2016. Interest expense in 2016 consisted of interest and amortization of the debt discount related to the Notes outstanding prior to their conversion into common stock in March 2016.

Interest income

Interest income increased by $0.3 million to $0.4 million for the year ended December 31, 2017, from $0.1 million for the year ended December 31, 2016. The increase was primarily due to the interest earned on our investments in marketable securities and cash equivalents being for the entire year of 2017, compared to 2016 only being for one quarter as the funds were not invested until the fourth quarter of 2016.

Other income (expense), net

Other income (expense), net changed by $0.6 million to $0.2 million of other income for the year ended December 31, 2017, from $0.4 million of other expense for same period in 2016. Other income in 2017 consisted of the $0.2 million payment received from Theragene for MYDICAR sale. Other expense in 2016 primarily consisted of the change in fair value of the obligation to issue common stock to Eiccose and the change in fair value of warrant liability, that were settled upon the Merger.

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes results of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended December 31,		Increase / (Decrease)	% Change
	2016	2015
Operating expenses:
Research and development	$33,014	$8,117	$24,897	307%
General and administrative	13,106	4,855	$8,251	170%
Total operating expenses	46,120	12,972	33,148
Loss from operations	(46,120)	(12,972)	(33,148)
Interest expense	(690)	(350)	$(340)	97%
Interest income	97	—	$97	100%
Other expense, net	(374)	—	$(374)	100%
Net loss	$(47,087)	$(13,322)	$(33,765)

Research and development

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

Interest expense

Interest expense increased by $0.3 million to $0.7 million for the year ended December 31, 2016, from $0.4 million for same period in 2015. Interest expense consisted of interest and amortization of the debt discount related to the Notes outstanding prior to their conversion into common stock in March 2016. The increase was primarily due to a longer outstanding period in 2016 compared to 2015.

Other expense, net

Other expense, net of $0.3 million for the year ended December 31, 2016, primarily consists of the change in fair value of the obligation to issue common stock to Eiccose and the change in fair value of warrant liability. We did not have any such items outstanding during the year ended December 31, 2015.

Sources of Liquidity

In June 2016, we filed a shelf registration statement on Form S-3 (File No. 333-212114) with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $125.0 million of our common stock, preferred stock, debt securities and warrants. Up to a maximum of $25.0 million of the maximum aggregate offering price of $125.0 million may be issued and sold pursuant to an At-The-Market, or ATM, financing facility under a sales agreement with Cantor Fitzgerald & Co. On August 23, 2016, we completed an underwritten public offering of 1,250,000 shares of common stock at an offering price of $16.00 for gross cash proceeds of $20.0 million under our shelf registration statement. As a result of the sale, our aggregate offering price was reduced to $105.0 million.

In February and March 2017, pursuant to ATM, we completed our underwritten public offering of 4,537 shares of common stock for gross cash proceeds of $53,000 under the shelf registration statement on Form S-3 (File No. 333-212114).

On October 31, 2017, we issued 2,132,961 shares of common stock pursuant to an underwriting agreement with BTIG, LLC at a public offering price of $10.00 per share, for gross proceeds of $21.3 million, which resulted in approximately $19.8 million of net proceeds to the Company after deducting underwriting fees and offering expenses.

In December 2017, we filed a second shelf registration statement on Form S-3 (File No. 333-221972) with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $125.0 million of our common stock, preferred stock, debt securities and warrants.

In December 2017, pursuant to ATM, we completed our underwritten public offering of 6,027 shares of common stock for gross cash proceeds of $73,000 under the shelf registration statement on Form S-3 (File No. 333-212114).

As of December 31, 2017, we had $32.0 million of cash and cash equivalents, $9.7 million of short-term marketable securities and an accumulated deficit of $118.8 million. We believe that the currently available resources will be sufficient to fund our operations for at least the next 12 months following the issuance date of these consolidated financial statements.

In December 2016, we entered into a secured loan agreement with Oxford Finance LLC, pursuant to which we borrowed $15.0 million and will be permitted to borrow up to an additional $10.0 million upon achievement of positive top line data from the lonafarnib Phase 2 trials in HDV, which was achieved in the fourth quarter of 2016, plus positive top line Phase 2 data from at least one of the following programs, including: (i) Lambda in HDV, (ii) exendin 9-39 in PBH based on the Company’s own IND, (iii) ubenimex in PAH, or (iv) ubenimex in Lymphedema.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net cash provided by (used in):
Operating activities	$(38,372)	$(37,970)	$(9,134)
Investing activities	22,657	(4,194)	(45)
Financing activities	19,994	65,142	13,180
Net increase in cash and cash equivalents	$4,279	$22,978	$4,001

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2017 was $38.4 million and primarily consisted of a net loss of $42.4 million and gain on intellectual property sale of $0.2 million from MYDICAR sale, which was partially offset by $4.2 million of stock-based compensation expense and $0.3 million of non-cash interest related to amortization of debt discount. Additionally, cash used in operating activities reflected changes in net operating assets due to an increase of $0.2 million in other non-current assets primarily associated with the deposit paid for the new facility lease entered into in October 2017 and an increase of $0.1 million in prepaid expenses and other current assets primarily associated with the timing of payments.

Cash used in operating activities for the year ended December 31, 2016 was $38.0 million, and primarily consisted of a net loss of $47.1 million, offset by $3.2 million expense related to a non-cash issuance of common stock to Bristol-Meyers Squibb in connection with the BMS License Agreement, $3.2 million of stock-based compensation expense, $0.7 million of non-cash interest expense related to the Notes outstanding prior to their conversion into common stock in March 2016 and $0.4 million change in fair value of warrant liability and obligation to issue shares to Eiccose. Additionally, cash used in operating activities reflected changes in net operating assets due to an increase of $1.5 million in accounts payable and accrued expenses and other liabilities primarily associated with increase in business activity, and decrease of $0.3 million in prepaid expenses and other current assets.

Cash used in operating activities for the year ended December 31, 2015 was $9.1 million and primarily consisted of a net loss of $13.3 million, offset by $1.5 million change in fair value of obligation to issue shares to Eiccose, $0.4 million of non-cash interest expense related to the Notes, $0.2 million expense related to a non-cash issuance of common stock to Dr. Tracey McLaughlin and Dr. Colleen Craig in connection with the acquisition of assets related to the compound exendin 9-39 and $0.2 million of stock-based compensation expense. Additionally, cash used in operating activities reflected changes in net operating assets primarily due to an increase of $2.7 million in accounts payable and accrued expenses and other liabilities primarily associated with increase in business activity, offset by a $0.7 million increase in prepaid expenses and other current assets primarily associated with the prepayment of a license agreement.

Cash flows from investing activities

Net cash provided by investing activities for the year ended December 31, 2017 was $22.7 million. The net cash increase was primarily due to $47.0 million of proceeds from maturities of marketable securities and a $0.2 million payment received from Theragene for the sale of MYDICAR related assets, partially offset by $24.5 million purchase of marketable securities.

Net cash used in investing activities for the year ended December 31, 2016 was $4.2 million. The net cash increase was primarily due to $34.2 million for the purchase of marketable securities, partially offset by $28.0 million of proceeds received upon the consummation of the Merger and $2.0 million of proceeds from maturities of marketable securities.

Cash used in investing activities for the year ended December 31, 2015 was related to the purchase of property and equipment.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2017 was $20.0 million and consisted of $19.8 million of proceeds from the issuance of common stock upon public offering, net of issuance costs, and $0.2 million of proceeds received from the issuance of common stock upon ESPP purchase and options exercises.

Cash provided by financing activities for the year ended December 31, 2016 was $65.1 million and consisted of $32.1 million of proceeds from the issuance of common stock in the Private Placement on March 22, 2016, net of issuance costs, $18.2 million of net proceeds from the issuance of common stock in the underwritten public offering, after deducting underwriting discounts and commissions and expenses payable by us, and $14.8 million of proceeds from borrowings in connection with Oxford loan, net of issuance costs.

Cash provided by financing activities for the year ended December 31, 2015 consisted of $7.2 million of proceeds from the issuance of convertible preferred stock, net of issuance costs and $6.0 million of proceeds from issuance of the Notes, net of issuance costs.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2017 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Operating lease obligations (1)	$3,222	$634	$1,203	$1,276	$109
Term loan debt (2)	$15,000	$2,083	$10,000	$2,917	$—
Interest on term loan debt (3)	$3,641	$1,156	$1,284	$1,201	$—
Total	$21,863	$3,873	$12,487	$5,394	$109

(1)	Represents future rent payments under facility lease contracts.
(2)	Represents the Oxford first tranche Loan of $15.0 million.
(3)	Includes an exit fee on the Oxford Loan of $1.125 million due at maturity.

We are obligated to make future payments to third parties under asset purchase and license agreements, including royalties and payments that become due and payable on the achievement of certain development and commercialization milestones. We have not included these potential payment obligations in the table above as the amount and timing of such payments are not known.

Oxford Finance Term Loan

On December 30, 2016, we entered into the Oxford Loan for $25.0 million. The Oxford Loan bears interest at a floating rate per annum equal to the greater of either the 30-day U.S. Dollar LIBOR reported in the Wall Street Journal plus 6.41% or 6.95%, with interest only payments through July 1, 2018 followed by 36 equal monthly payments of principal and interest until maturity at July 1, 2021. At the time of final payment, we are required to pay an exit fee of 7.5% of the original principal balance of the Oxford Loan, which was $1.125 million at December 31, 2017. The loan is secured by the perfected first priority liens on our assets, including our commitment to not allow any liens to be placed upon our intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. As of December 31, 2017, we were in compliance with all loan terms.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheet. The standard requires use of the modified retrospective transition method, with elective relief, which requires application of the guidance for all periods presented. The new standard will be effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently in the process of evaluating the impact the standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the accounting and reporting of income taxes, the determination of forfeiture rates, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016 and early adoption is permitted. The Company adopted this ASU in the first quarter of 2017. As a result of adopting this standard, the Company made an accounting policy election to account for forfeitures as they occur. This change did not have a material impact to the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after

December 15, 2018. The Company is currently in the process of evaluating the impact that the standard will have on its consolidated financial statements. In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. The standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company does not expect the standard to have a material impact on its consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Eiger BioPharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Eiger BioPharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

San Francisco, California

March 9, 2018

Eiger BioPharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$32,035	$27,756
Short-term marketable securities	9,744	32,180
Prepaid expenses and other current assets	712	581
Total current assets	42,491	60,517
Property and equipment, net	79	76
Other assets	312	143
Total assets	$42,882	$60,736
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,183	$2,639
Accrued liabilities	2,084	2,649
Current portion of long term debt	2,002	—
Total current liabilities	7,269	5,288
Long term debt, net	13,091	14,727
Total liabilities	$20,360	$20,015
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized as of December 31, 2017 and 2016; 10,526,599 and 8,356,659 shares issued and outstanding as of December 31, 2017 and 2016, respectively	11	8
Additional paid-in capital	141,320	117,086
Accumulated other comprehensive loss	(3)	(15)
Accumulated deficit	(118,806)	(76,358)
Total stockholders’ equity	22,522	40,721
Total liabilities and stockholders’ equity	$42,882	$60,736

See accompanying notes to the consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Operating expenses:
Research and development	$29,519	$33,014	$8,117
General and administrative	12,001	13,106	4,855
Total operating expenses	41,520	46,120	12,972
Loss from operations	(41,520)	(46,120)	(12,972)
Interest expense	(1,524)	(690)	(350)
Interest income	410	97	—
Other income (expense), net	186	(374)	—
Net loss	$(42,448)	$(47,087)	$(13,322)
Net loss per share, basic and diluted	$(4.86)	$(7.84)	$(62.19)
Weighted-average common shares outstanding, basic and diluted	8,727,935	6,007,027	214,228

See accompanying notes to the consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(42,448)	$(47,087)	$(13,322)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net	12	(15)	—
Comprehensive loss	$(42,436)	$(47,102)	$(13,322)

See accompanying notes to the consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2014	1,519,274	$15,366	193,850	$-	$1,114	$-	$(15,949)	$531
Issuance of Series A-1 convertible preferred stock, net of $22 of issuance costs	1,089,828	7,201	—	—	—	—	—	7,201
Issuance of common stock in connection with a license and asset purchase agreement	—	—	15,378	—	211	—	—	211
Issuance of common stock upon stock option exercises	—	—	64,765	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	227	—	—	227
Net loss	—	—	—	—	—	—	(13,322)	(13,322)
Balance at December 31, 2015	2,609,102	22,567	273,993	—	1,552	—	(29,271)	(5,152)
Issuance of common stock upon private placement, net of $1,300 of issuance cost	—	—	1,954,390	2	32,106	—	—	32,108
Issuance of common stock upon conversion of convertible promissory note	—	—	350,040	—	6,129	—	—	6,129
Issuance of common stock upon exercise of warrants	—	—	61,254	—	1,057	—	—	1,057
Issuance of common stock to Eiccose upon private placement	—	—	96,300	—	1,661	—	—	1,661
Conversion of preferred stock into common stock	(2,609,102)	(22,567)	2,609,102	3	22,564	—	—	—
Issuance of common stock upon reverse merger	—	—	1,596,959	2	27,388	—	—	27,390
Issuance of common stock upon execution of license agreement	—	—	157,587	—	3,172	—	—	3,172
Issuance of common stock upon public offering, net of $1,800 of issuance costs	—	—	1,250,000	1	18,228	—	—	18,229
Issuance of common stock upon exercise of stock option	—	—	7,034	—	39	—	—	39
Stock-based compensation expense	—	—	—	—	3,190	—	—	3,190
Unrealized loss on marketable securities, net	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(47,087)	(47,087)
Balance at December 31, 2016	—	—	8,356,659	8	117,086	(15)	(76,358)	40,721
Issuance of common stock upon public offering, net of $376 issuance costs	—	—	2,143,525	3	19,797	—	—	19,800
Issuance of common stock upon ESPP purchase	—	—	16,186	—	142	—	—	142
Issuance of common stock upon stock option exercise	—	—	10,229	—	52	—	—	52
Stock-based compensation expense	—	—	—	—	4,243	—	—	4,243
Unrealized gain on marketable securities, net	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(42,448)	(42,448)
Balance at December 31, 2017	—	$—	10,526,599	$11	$141,320	$(3)	$(118,806)	$22,522

See accompanying notes to the consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating Activities
Net loss	$(42,448)	$(47,087)	$(13,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41	23	11
Amortization of premiums on marketable securities	(53)	(41)	—
Stock-based compensation	4,243	3,190	227
Non-cash interest expense	366	685	350
Gain on intellectual property sale	(200)	—	—
Issuance of common stock in connection with a license and asset purchase agreement	—	3,172	211
Change in fair value of obligation to issue shares to Eiccose	—	204	1,457
Change in fair value of warrants liability	—	165	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(131)	326	(685)
Other non-current assets	(169)	(89)	(46)
Accounts payable	544	699	1,881
Accrued liabilities	(565)	783	782
Net cash used in operating activities	(38,372)	(37,970)	(9,134)
Investing Activities
Purchase of marketable securities	(24,524)	(34,154)	—
Proceeds from maturities of marketable securities	47,025	2,000	—
Proceeds from intellectual property sale	200	—	—
Cash received from merger transaction	—	28,018	—
Purchase of property and equipment	(44)	(58)	(45)
Net cash provided by (used in) investing activities	22,657	(4,194)	(45)
Financing Activities
Proceeds from issuance of common stock upon public offering, net of issuance cost	19,800	18,229	—
Proceeds from borrowings in connection with term loan, net of issuance cost	—	14,759	—
Proceeds from issuance of common stock upon private placement, net of issuance cost	—	32,108	—
Proceeds from issuance of common stock upon ESPP purchase	142	—	—
Proceeds from issuance of common stock upon options exercises	52	39	—
Proceeds from issuance of common stock upon warrants exercises	—	7	—
Proceeds from issuance of convertible promissory note, net of issuance costs	—	—	5,979
Proceeds from issuance of preferred stock, net of issuance costs	—	—	7,201
Net cash provided by financing activities	19,994	65,142	13,180
Net increase in cash and cash equivalents	4,279	22,978	4,001
Cash and cash equivalents at beginning of period	27,756	4,778	777
Cash and cash equivalents at end of period	$32,035	$27,756	$4,778
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Conversion of warrant liability to common stock upon private placement	$—	$1,050	$—
Issuance of common stock in connection with a license agreement	—	3,172	211
Issuance of common stock to Eiccose upon private placement	—	1,661	—
Non-cash net liabilities assumed in reverse merger	—	671	—
Conversion of convertible promissory note to common stock upon private placement	—	6,129	—
Conversion of preferred stock to common stock upon reverse merger	—	22,567	—
Issuance of warrants in connection with convertible promissory note	—	—	885

See accompanying notes to the consolidated financial statements.

Eiger Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business

Eiger BioPharmaceuticals, Inc. (the “Company” or “Eiger”) was incorporated in the State of Delaware on November 6, 2008. The Company is a clinical-stage biopharmaceutical company committed to bringing to market novel products for the treatment of rare diseases. The Company has built a diverse portfolio of well-characterized product candidates with the potential to address diseases for which the unmet medical need is high, the biology for treatment is clear, and for which an effective therapy is urgently needed. The Company’s principal operations are based in Palo Alto, California and it operates in one segment.

Reverse Merger

On March 22, 2016, Eiger completed its merger with Celladon Corporation (“Celladon”) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated November 18, 2015 (the “Merger Agreement”), by and among Celladon, Celladon Merger Sub, Inc. (“Merger Sub”) and Eiger (the “Merger”). Pursuant to the Merger Agreement, Merger Sub merged with and into Eiger, with Eiger becoming a wholly-owned subsidiary of Celladon and the surviving corporation of the Merger. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, Eiger stockholders became the majority stockholders of the surviving company. In connection with, and immediately prior to, the closing of the Merger, on March 22, 2016, Celladon filed an amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to affect a fifteen-for-one reverse stock split of its common stock (the “Reverse Stock Split”). In connection with and immediately following the consummation of the Merger, on March 22, 2016, Celladon filed an amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware to change its name to Eiger BioPharmaceuticals, Inc. The Company’s shares of common stock listed on the NASDAQ Global Market, previously trading through the close of business on Tuesday, March 22, 2016 under the ticker symbol “CLDN,” commenced trading on the NASDAQ Global Market, on a post-reverse stock split adjusted basis, under the ticker symbol “EIGR” on March 23, 2016. On March 22, 2016, a Certificate of Merger was filed with the Secretary of State of the State of Delaware to affect the Merger of Merger Sub with and into Eiger. See Note 5 for further details.

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

Liquidity

As of December 31, 2017, the Company had $32.0 million of cash and cash equivalents and $9.7 million of short-term marketable securities. In addition, the Company had an accumulated deficit of $118.8 million and negative cash flows from operating activities. The Company expects to continue to incur losses for the next several years.

Management believes that the currently available resources will be sufficient to fund its operations, focused on completing its three ongoing Phase 2 development programs and initial preparations for advancing its lead program into Phase 3, for at least the next 12 months following the issuance date of these consolidated financial statements. However, if the Company’s anticipated operating results are not achieved in future periods, management believes that planned expenditures will need to be reduced in order to extend the time period over which the then-available resources would be able to fund the Company’s operations.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Eiger BioPharmaceuticals, Inc. and its wholly owned subsidiary EB Pharma LLC, have been prepared in conformity with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to accrued research and development expenses, stock-based compensation and income taxes. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Short-Term Marketable Securities

Short-term securities consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of acquisition. All short-term marketable securities are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive loss. The cost of available-for-sale securities sold is based on the specific-identification method. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in other income (expense), net on the accompanying consolidated statements of operations.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Through December 31, 2017, the Company has not impaired any long-lived assets.

Accrued Research and Development Expenses

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

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	December 31,
	2017	2016	2015
Options to purchase common stock	1,467,051	1,212,044	254,058
Warrants to purchase common stock	10,180	10,180	—
Convertible preferred stock	—	—	2,609,102
Total	1,477,231	1,222,224	2,863,160

Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the accounting and reporting of income taxes, the determination of forfeiture rates, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years and interim periods within those years beginning after December 15, 2016 and early adoption is permitted. The Company adopted this ASU in the first quarter of 2017. As a result of adopting this standard, the Company made an accounting policy election to account for forfeitures as they occur. This change did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact the standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. The standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company does not expect the standard to have a material impact on its consolidated financial statements.

3.	Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). At December 31, 2017 and 2016, the carrying amount of prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimate fair value due to their relatively short maturities. Management believes the terms of long term debt reflects current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$19,612	$—	$—	$19,612
Corporate debt securities	—	6,501	—	6,501
Commercial paper	—	3,243	—	3,243
Total	$19,612	$9,744	$—	$29,356

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$9,657	$—	$—	$9,657
Corporate debt securities	—	11,469	—	11,469
Commercial paper	—	22,891	—	22,891
Total	$9,657	$34,360	$—	$44,017

There were no financial liabilities as of December 31, 2017.

The following table provides a reconciliation of liabilities measured at fair value using Level 3 significant unobservable inputs as of December 31, 2016 (in thousands):

Year Ended December 31, 2016
Balance at December 31, 2015	$2,342
Change in fair value of common stock warrants and obligation to issue common stock to Eiccose (1)	369
Settlement of warrant liability upon exercise of common stock warrants	(1,050)
Settlement of Eiccose obligation upon issuance of common stock	(1,661)
Balance at December 31, 2016	$—

(1)

Changes in fair value of the obligation to issue common stock and the common stock warrant liability are recorded in other income (expense), net on the accompanying consolidated statements of operations.

The following tables summarize the estimated value of the Company’s cash equivalents and marketable securities and the gross unrealized holding gains and losses (in thousands):

	December 31, 2017
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$19,612	$—	$—	$19,612
Total cash equivalents	$19,612	$—	$—	$19,612
Marketable securities:
Corporate debt securities	$6,503	$—	$(2)	$6,501
Commercial paper	3,244	—	(1)	3,243
Total marketable securities	$9,747	$—	$(3)	$9,744

	December 31, 2016
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$9,657	$—	$—	$9,657
Corporate debt securities	2,180	—	—	2,180
Total cash equivalents	$11,837	$—	$—	$11,837
Marketable securities:
Corporate debt securities	$9,294	$—	$(5)	$9,289
Commercial paper	22,901	3	(13)	22,891
Total marketable securities	$32,195	$3	$(18)	$32,180

As of December 31, 2017, the contractual maturity of the available-for-sale marketable securities is less than one year. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of December 31, 2017, the Company did not recognize any other-than-temporary impairment losses. All marketable securities with unrealized losses have been in a loss position for less than twelve months.

4.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2017	2016
Lab equipment	$36	$35
Computer equipment and software	150	107
Total property and equipment	186	142
Less: accumulated depreciation	(107)	(66)
Property and equipment, net	$79	$76

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $41,000, $23,000 and $11,000, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Compensation and related benefits	$1,262	$1,299
Contract research costs	634	834
Consulting costs	87	106
Franchise tax	56	97
Contract manufacturing costs	4	122
Other	41	191
Total accrued liabilities	$2,084	$2,649

5.	Reverse Merger

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

Under the BMS License Agreement, BMS granted the Company an exclusive, worldwide, license to research, develop, manufacture, and sell products containing the proprietary BMS molecule known as PEG-interferon Lambda-1a (the “Licensed Product”) for all therapeutic and diagnostic uses in humans and animals. The Company is responsible for the development and commercialization of the Licensed Product at its sole cost and expense. The License Agreement required the Company to make an upfront payment of $2.0 million in cash and issue $3.0 million in Company common stock (see below) and includes development and regulatory milestone payments totaling $61.0 million and commercial sales milestones of up to $128.0 million. The Company is obligated to pay BMS annual net sales royalties in the range of mid-single to mid-teens, depending on net sales levels. In addition, if the Company grants a sublicense, the Company is obligated to pay BMS a portion of the sublicensing income received.

The Company paid BMS an upfront payment of $2.0 million in cash in April 2016, which was charged to research and development expense in the consolidated statement of operations as there is no future alternative use for the intellectual property licensed.

The Company issued BMS $3.0 million in common stock as an element of the upfront payment. The BMS Purchase Agreement provided for the issuance of 157,587 shares of common stock of the Company to BMS in consideration of the license granted to the Company under the BMS License Agreement. The BMS Purchase Agreement grants BMS certain registration rights with respect to the shares of common stock delivered, and BMS has agreed to certain trading and other restrictions with respect to the shares issued. In April 2016, the Company issued 157,587 common shares to BMS for an aggregate fair value of $3.2 million, which was charged to research and development expense in the consolidated statement of operations as there is no future alternative use for the intellectual property licensed.

Merck License Agreement

In September 2010, the Company entered into an exclusive license agreement with Schering Corporation, subsequently acquired by Merck & Co., Inc. (“Merck”), which provides the Company with the exclusive right to develop, manufacture, and sell products containing the compounds lonafarnib for the treatment of all human viruses except certain specified viruses such as hepatitis B and hepatitis C alone. As consideration for such exclusive right, the Company issued Private Eiger convertible preferred stock with a fair value of $0.5 million when the agreement was executed in September 2010. This preferred stock was converted to 27,350 shares of common stock upon the Merger. In addition, the Company is obligated to pay Merck up to an aggregate of $27.0 million in development milestones and will be required to pay tiered royalties based on aggregate annual net sales of all licensed products ranging from mid-single to low double-digit royalties on net sales. The Company’s obligation to pay royalties to Merck expires on a country-by-country and product-by-product basis on the later of the expiration of the last to expire patent assigned to the Company under the agreement, which is estimated to be in the first half of 2018; or on the tenth anniversary of the first commercial sale of the product. In May 2015, the first regulatory milestone was achieved and the Company paid the related milestone payment of $1.0 million to Merck. The amount has been recorded as a charge to research and development expense during the year ended December 31, 2015. No additional milestones have been achieved during the years ended December 31, 2017 and 2016.

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

In connection with this license agreement, the Company is obligated to make development milestone payments in aggregate of up to $38.0 million, sales milestone payments in aggregate up to $65.8 million and will be required to pay tiered royalties based on aggregate annual net sales of all licensed products ranging from mid-single to low double-digit royalties of net sales. As of December 31, 2017, the product has not reached commercialization and no milestones have been paid.

7.	Asset Purchase Agreements and Related License Agreements

EGI Asset Purchase Agreement

In December 2010, the Company entered into an asset purchase agreement with Eiger Group International, Inc. (“EGI”). Dr. Jeffrey Glenn, a founder and director of the Company, is the sole owner of EGI. Pursuant to the agreement, the Company purchased all of the assets including the intellectual property rights related to the use of farnesyl transferase inhibitors as anti-viral agents and methods to treat viral infections with those inhibitors and inhibitors of prenylation, prenyl cysteine methyltranferase and a protease as anti-viral agents and methods to treat viral infection with those inhibitors. The Company paid EGI an upfront payment of $0.4 million when the agreement was executed in December 2010. Additionally, the Company will pay EGI a low single-digit royalty based on aggregate annual net sales of products developed using the intellectual property. Within the first ten years after commercialization, the Company may make a one-time payment of $0.5 million for each contract for the three types of product related to such intellectual property that would reduce the payment term for the three products to the tenth anniversary of the first commercial sale. The obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of either when the product is no longer sold in any country or the earliest of the tenth anniversary of the first commercial sale of the product. As of December 31, 2017, the product has not achieved regulatory approval.

In November 2012, the Company entered into an agreement with EGI whereby the Company sold all of the assets related to the compound clemizole, including any related intellectual property. EGI will pay to the Company a high single-digit royalty on future aggregate annual net sales, subject to certain reductions and exceptions. EGI’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of either expiration of the last to expire patent sold to EGI under the agreement or the earliest of the tenth anniversary of the first commercial sale of the product. As of December 31, 2017, the product has not achieved regulatory approval.

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

The fair value of the time-vested options is recognized as non-employee share-based compensation expense as the awards vest over time, with the unvested portion revalued each period. The fair value of the milestone-vested options will be recognized as research and development expense when it is probable that the earliest milestone will be achieved at their then fair value. During the years ended December 31, 2017, 2016 and 2015, the Company recognized $44,000, $0.3 million and $15,000 of non-employee compensation expense related to the time-vested options, respectively. No expense was recognized for the milestone vested options during the years ended December 31, 2017, 2016 and 2015.

The Company is also obligated to pay development milestone payments in an aggregate amount of up to $1.0 million to each Seller. Additionally, the Company is obligated to pay each Seller royalties of low single-digits based on aggregate annual net sales of all products developed based on exendin 9-39, subject to certain reductions and exceptions. The Company’s obligation to pay royalties expires on the expiration of the last to expire patent assigned to the Company under the agreement. Additionally, the Company has assumed the license agreement the Sellers had previously entered into with the Board of Trustees of the Leland Stanford Junior University (“Stanford”). The Company is obligated to pay a royalty to Stanford in the low single-digits on annual net sales after the first commercial sale of any products developed based on exendin 9-39. As of December 31, 2017, upon the successful completion of the Phase 2 trials, the development milestone was achieved and the Company paid the related milestone payment of $0.1 million to each of the Sellers.

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

On March 22, 2016, the Company issued to Eiccose 96,300 fully vested shares of the Company’s common stock pursuant to the terms of the Eiccose APA. In connection with this transaction the Company remeasured the fair value of the obligation to issue common stock at the settlement date and the change in fair value of $0.2 million was recognized within other income (expense), net in the consolidated statement of operations during the year ended December 31, 2016. Upon the settlement of the obligation with the issuance of shares on March 22, 2016, the liability was reclassified to common stock and additional paid-in capital within stockholders’ equity (deficit).

The Company is also obligated to pay to Eiccose an aggregate of up to a maximum of $10.0 million of commercial milestones in connection with future sales of the product and royalties in the low single-digits based on aggregate annual net sales following the first commercial sale of any product. As of December 31, 2017, the product has not reached commercialization and no milestones have been paid. In June 2017, Eiccose was disbanded. The

Company’s commercial milestone obligations and sales royalties remain, however have been transferred to the previous shareholders of Eiccose.

In addition, as a result of this agreement, the Company has assumed the license agreements Eiccose had previously entered into. These include the PAH License Agreement, the Lymphedema License Agreement for the treatment of lymphedema and the license agreement with Nippon Kayaku Co., Ltd, (“Nippon”). As part of the agreement, Nippon is obligated to make a payment for royalties in the low single-digits of sales to the Company. In connection with the PAH License Agreement and the Lymphedema License Agreement, the Company is obligated to make development and commercial milestone payments of up to $0.5 million in the aggregate under each contract, increasing annual license maintenance fees ranging from $10,000 to $75,000 over the term of each license agreement and royalty payments in low single-digits on annual net sales after the first commercial sale of a product under each license. For the year ended December 31, 2015, the Company recorded $0.2 million to research and development expense including $0.1 million for license fees and $0.1 million for the reimbursement of incurred expenses in connection with the Eiccose APA. For the years ended December 31, 2017 and 2016, no amounts have been recorded in connection with the Eiccose APA.

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

The Oxford Loan bears interest at a floating rate per annum equal to the greater of either the 30-day U.S. Dollar LIBOR reported in the Wall Street Journal plus 6.41% or 6.95%. The Company is required to repay the Tranche A in 18 monthly interest only payments followed by 36 equal monthly payments of principal and interest commencing on the first day of the month following the funding of Tranche A. If the Company receives the Tranche B funds, then the interest only period is extended by six months followed by 30 equal monthly payments of principal plus accrued interest. At the time of final payment, the Company is required to pay an exit fee of 7.5% of the original principal balance of each tranche, which will be $1.1 million for Tranche A. The Company recorded as a liability and debt discount the exit fee at the origination of the term loan. In addition, the Company incurred loan origination fees and debt issuance costs of $0.3 million which were recorded as a direct deduction from the carrying amount of the related debt liability as a debt discount. The Company is also required to pay a 5.0% success fee within 30 days following the FDA’s approval of the Company’s first product. This fee is enforceable within 10 years from the funding of Tranche A. In connection with the execution of the Loan Agreement, the Company agreed to certain customary representations and warranties.

The loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If the Company is unable to comply with these covenants or if the Company defaults on any portion of the outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement. The Company was in compliance with the terms under the Oxford Loan as of December 31, 2017 and 2016.

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

The Company accounts for the amortization of the debt discount utilizing the effective interest method. The Company recorded interest expense of $1.1 million and $5,000 for the years ended December 31, 2017 and 2016, respectively. Long-term debt and unamortized discount balances are as follows (in thousands):

	December 31,
	2017	2016
Face value of long term debt	$15,000	$15,000
Exit fee	1,125	1,125
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(1,032)	(1,398)
Total long term debt	15,093	14,727
Less: current portion of long term debt	(2,002)	—
Long term debt, net	$13,091	$14,727

As of December 31, 2017, future minimum payments of principal, exit fee and interest expense under the Oxford Loan were as follows (in thousands):

Year ending December 31,
2018	$3,239
2019	5,839
2020	5,445
2021	4,118
Total future payments	18,641
Less: unamortized interest	(2,516)
Less: exit fee	(1,125)
Face value of term loan	$15,000

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

The Company allocated the aggregate proceeds from the issuance of the Notes first to the Warrants based on the warrants’ fair value and then the residual proceeds were allocated to the debt obligation. As of December 31, 2015, the fair value of warrants of $0.9 million was recorded as a debt discount to be amortized as interest expense over the term of the Note using the effective interest rate method. The fair value of the Warrants was also recorded as a corresponding warrant liability.

In addition, the Company incurred debt issuance costs of $21,000 in connection with the Note and Warrant Purchase Agreement. The debt issuance costs were being amortized to interest expense over the term of the Note using the effective interest rate method.

Upon the closing of the Private Placement on March 22, 2016, immediately prior to the closing of the Merger, the outstanding balance of the Notes totaling approximately $6.0 million was converted into 350,040 shares of the Company’s common stock. The Warrants were exercised for 61,254 shares of the Company’s common stock. During the year ended December 31, 2016, the Company recognized a loss related to the change in fair value of the Warrants of $0.2 million. The warrant liability was reclassified to common stock and additional paid-in capital within stockholders’ equity (deficit), upon the exercise of the Warrants and issuance of shares on March 22, 2016.

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

During the year ended December 31, 2017, the Company received a cash payment of $0.2 million, which was recognized as other income (expense), net in the consolidated statement of operations. Concurrently with the execution of the Theragene APA, the Company became an owner of 475,000 shares of common stock of Theragene and a put option for 225,000 shares of common stock of Theragene, which were recognized as a cost method investment with carrying value of zero. As of December 31, 2017, there was no change in the fair value of our equity investment in Theragene.

11.	Stockholders’ Equity

Common Stock

The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the Board of Directors, subject to the prior rights of the convertible preferred stockholders. As of December 31, 2017, no dividends had been declared by the Board of Directors.

The Company had reserved shares of common stock for issuance as follows:

	December 31,
	2017	2016
Options issued and outstanding	1,467,051	1,212,044
Options available for future grants	799,375	646,778
Warrants to purchase common stock issued and outstanding	10,180	10,180
Total	2,276,606	1,869,002

Warrants

The Company issued the Warrants in connection with the issuance of the Notes (see Note 9). As of December 31, 2015, the Company accounted for the Warrants as a liability at fair value as the number of shares were not fixed and determinable at the issuance date. The Company adjusted the liability for changes in fair value until the exercise of the Warrants in March 2016, when the number of shares to be exercised became fixed, and the Warrants were automatically exercised into common stock. The warrant liability was immediately reclassified to common stock and additional paid in capital within stockholders’ equity (deficit). The change in fair value of the warrant liability was recognized as a component of other income (expense), net in the consolidated statements of operations.

The Company assumed from Celladon fully exercisable warrants outstanding for the purchase of 10,180 shares of common stock. The warrants have an exercise price of $84.15 per share and expire in October 2018.

12.	Stock Option Plan

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

In June 2016, the Company’s board of directors adopted and in August 2016 the Company’s stockholders approved the amended and restated 2013 Equity Incentive Plan (the “Restated 2013 Plan”), which increased the number of shares reserved for grant by 1,296,683 shares. Under the terms of the Restated 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. All awards granted prior to the approval of the Restated 2013 Plan remain subject to the terms of the previous plans and the applicable award agreements. The following table summarizes stock option activity under the Company’s stock-based compensation plan during the years ended December 31, 2017 and 2016 (in thousands, except share and per share data):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	646,778	1,212,044	$14.06	9.00	$2,414
Additional options authorized	417,833	—	—
Granted	(652,200)	652,200	$10.91
Exercised	—	(10,229)	$5.04
Forfeited or cancelled	386,964	(386,964)	$14.13
Outstanding as of December 31, 2017	799,375	1,467,051	$12.70	8.41	$4,511
Vested and exercisable as of December 31, 2017		630,727	$13.82	8.01	$2,117

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock of $13.95 as of December 31, 2017.

The aggregate intrinsic value of stock options exercised in 2017, 2016 and 2015 was $0.1 million, $0.1 million and $0.9 million, respectively.

Stock Options Granted to Employees

During the years ended December 31, 2017, 2016 and 2015, the Company granted employees stock options for the purchase of 579,700, 902,028 and 166,793 shares, respectively, with a weighted-average grant date fair value of $7.66, $10.40 and $1.09 per share, respectively. The total grant date fair value of employee options that vested during the years ended December 31, 2017, 2016 and 2015 was $5.0 million, $2.0 million and $6,000, respectively.

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

Year Ended December 31,
	2017	2016	2015
Expected term (in years)	5.27 - 6.08	5.27 - 6.08	5.00 - 6.08
Volatility	79.00% - 80.00%	73.91% - 78.00%	77.58% - 97.62%
Risk free interest rate	1.63% - 2.23%	1.21% - 2.27%	1.44% - 1.75%
Dividend yield	—	—	—

Each of these inputs is subjective and generally requires judgment to determine.

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

Stock Options Granted to Non-Employees

The Company grants stock options to non-employees in exchange for services rendered. During the years ended December 31, 2017, 2016 and 2015, the Company granted to non-employees stock options for 72,500, 48,544 and 46,134 shares, respectively. Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned and will fluctuate as the estimated fair value of the common stock fluctuates until the awards vest. The Company believes that the estimated fair value of the stock options is more readily measurable than the fair value of the services rendered.

The fair value of the stock options granted to non-employees is estimated at each reporting date using the Black-Scholes option-pricing model using similar assumptions as for employees except that the expected term is based on the options’ remaining contractual term instead of the simplified method:

Year Ended December 31,
	2017	2016	2015
Remaining contractual term (in years)	6.00 – 10.00	6.75 – 10.00	7.75 – 10.00
Volatility	83.62% – 106.13%	84.42% – 98.13%	85.83% – 90.50%
Risk-free interest rate	1.90% – 2.43%	1.37% – 2.50%	1.73% – 2.24%
Dividend yield	—	—	—

Stock-Based Compensation Expense

Total stock-based compensation expense recognized for options granted to employees and non-employees was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$1,214	$737	$64
General and administrative	3,029	2,453	163
Total stock-based compensation expense	$4,243	$3,190	$227

As of December 31, 2017, the total unrecognized compensation expense related to unvested employee options was $6.8 million, which the Company expects to recognize over an estimated weighted average period of 2.7 years.

13.	Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2017, 2016 and 2015. The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory income tax rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	0.36	(0.21)	6.11
Federal and state tax credits	5.10	4.68	2.54
Change in valuation allowance	(8.04)	(36.67)	(42.14)
Stock-based compensation	(1.06)	(1.26)	(0.49)
Other, net	—	(0.54)	(0.02)
Change in tax law	(30.36)	—	—
Provision (benefit) for income taxes	—%	—%	—%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$20,230	$19,882
Tax credits	9,514	5,344
Depreciation and amortization	1,700	3,025
Accruals and reserves	1,158	936
Gross deferred tax assets	32,602	29,187
Valuation allowance	(32,602)	(29,187)
Net deferred tax assets	$—	$—

Due to the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance as of December 31, 2017 and 2016. The valuation allowance increased by $3.4 million and $17.3 million during the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, the Company had approximately $88.4 million and $25.5 million, respectively, of federal and state operating loss carryforwards available to reduce future taxable income that will begin to expire in 2030 and 2028, respectively, for federal and state tax purposes.

As of December 31, 2017, the Company also had research and development tax credit carryforwards of approximately $0.2 million and $0.9 million for federal and state purposes available to offset future taxable income tax, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2028, and the state credits can be carried forward indefinitely.

As of December 31, 2017, the Company had orphan drug tax credit carryforwards of approximately $11.8 million for federal purposes available to offset future taxable income tax. If not utilized, the federal carryforwards will begin to expire in 2033 .

Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in future, as required by Section 382 of the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company assessed whether an ownership change, as defined by Section 382 of the Code, occurred from its formation through December 31, 2017. Based upon this assessment, no reduction was made to the federal and state NOL carryforwards or federal and state tax credit carryforwards under these rules.

Uncertain Tax Positions

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$1,831	$404	$99
Additions based on tax positions related to prior year	—	19	46
Additions based on tax positions related to current year	1,387	1,408	259
Balance at end of year	$3,218	$1,831	$404

If the $3.2 million of unrecognized tax benefits is recognized, there would not be an effect on the effective tax rate. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. At December 31, 2017, the unrecognized tax benefits for uncertain tax positions were offset against deferred tax assets and would not affect the income tax rate if recognized due to the Company being in a full valuation allowance position.

The Company’s policy is to account for interest and penalties in tax expense on the statement of operations. The Company files income tax returns in the U.S. federal and state jurisdictions. All periods since inception are subject to examination by U.S. federal and state jurisdictions. There were no such interest or penalties during the years ended December 31, 2017, 2016 and 2015.

14.	Legal Matters

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

On December 28, 2016, the lead plaintiff filed a notice to the United States Court of Appeals for the Ninth Circuit appealing the district court’s order dismissing the consolidated amended complaint. On May 5, 2017, the lead plaintiff filed his opening brief. On July 5, 2017, the defendants filed their appellate brief response. The Plaintiff subsequently filed their response to the Company’s July 5, 2017 filing on August 19, 2017. Upon these filings, the next step in the process would be to wait for oral arguments to be scheduled by the 9th Circuit Court of Appeals.

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

15.	Commitments and Contingencies

Lease Agreement

In March 2015, the Company entered into a non-cancelable facility lease agreement for an office facility in Palo Alto, California. The lease commenced on April 1, 2015 and expires 36 months after the commencement date. The lease has one two-year renewal option prior to expiration and includes rent escalation clauses through the lease term. Scheduled rent increases are recognized as deferred rent and are amortized on a straight-line basis over the term of the lease. The Company has provided a security deposit of $21,000 as collateral for the lease.

In October 2016, the Palo Alto lease was modified to include two additional suites, bringing the total leased space to 3,877 square feet. The lease commenced on January 4, 2017 and expires in March 2018. The lease has one two-year renewal option prior to expiration and includes rent escalation clauses through the lease term. The security deposit was increased to $49,000, which is included in other assets in the Company’s consolidated balance sheet as of December 31, 2017 and 2016.

In March 2017, the Company entered into a non-cancelable facility lease agreement for an office facility in Palo Alto, California. The lease commenced on April 1, 2017 and expires 12 months after the commencement date. The lease has one twelve-month renewal option prior to expiration and includes rent escalation clauses through the lease term. In April 2017, the Company provided a security deposit of $27,000 as collateral for the lease, which is included in other assets in the Company’s consolidated balance sheet as of December 31, 2017.

In October 2017, the Company entered into a non-cancelable facility lease agreement for 8,029 square feet of office space located at 2171 Park Blvd in Palo Alto, California 94306. The lease commences on March 1, 2018 and expires five years after the commencement date. The lease has one three-year renewal option prior to expiration and includes rent escalation clauses through the lease term. In October 2017, the Company provided a security deposit of $0.3 million, which is included in other assets in the Company’s consolidated balance sheet as of December 31, 2017.

Future aggregate minimum lease payments under the non-cancelable operating leases are as follows (in thousands):

Year ending December 31,	Amounts
2018	$634
2019	593
2020	610
2021	629
2022	647
Thereafter	109
Total minimum payments	$3,222

Rent expense was $0.6 million, $0.3 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

16.	Related Party Transactions

As disclosed in Note 7, the Company entered into license agreements with EGI, which is owned by the founder of the Company.

As disclosed in Note 7, in 2015 the Company entered into an asset purchase agreement with Eiccose, for which the Company’s chief executive officer was the sole managing member and significant equity interest holder. In June 2017, Eiccose was disbanded. The Company’s commercial milestone obligations and sales royalties remain, however have been transferred to the previous shareholders of Eiccose.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2017, the end of the period covered by this report.

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

As of December 31, 2017, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Pursuant to Regulation S-K 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

Except as otherwise described above under “Management’s Report on Internal Control over Financial Reporting”, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

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

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

ITEM 13. Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules
1.	Financial Statements

See Index to Financial Statements at Item 8 herein.

2.	Financial Statement Schedules

All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

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

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Celladon Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on March 23, 2016).

3.4

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Celladon Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on March 23, 2016).

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

10.4+

Celladon Corporation Non-Employee Director Compensation Policy, amended on April 12, 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36183), filed with the SEC on May 12, 2017).

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

10.26

Loan and Security Agreement, dated December 30, 2016, by and between Eiger BioPharmaceuticals, Inc. and Oxford Finance LLC (incorporate by reference to Exhibit 10.26 to the Annual report on Form 10-K (File No. 001-36183) filed with the SEC on March 23, 2017).

10.27	Standard Multi-Tenant Office Lease – Net, dated October 11, 2017, by and between Eiger BioPharmaceuticals, Inc. and the McDonald Family Co. LLC, and addendum thereto.

10.28	Offer Letter, dated as of December 12, 2017, by and between Eiger BioPharmaceuticals, Inc. and David Apelian, M.D., Ph.D.

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

Exhibit Number	Description of Document

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+Indicates management contract or compensatory plan.

†Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eiger BioPharmaceuticals, Inc.

Date: 9 March, 2018	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: 9 March, 2018	By:	/s/ James Welch
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David A. Cory David Cory	President and Chief Executive Officer (Principal Executive Officer)	9 March, 2018

/s/ James Welch James Welch	Chief Financial Officer (Principal Financial and Accounting Officer)	9 March, 2018

/s/ Thomas J. Dietz Thomas J. Dietz	Chairman of the Board of Directors	9 March, 2018

/s/ David Apelian David Apelian	Member of the Board of Directors	9 March, 2018

/s/ Evan Loh Evan Loh	Member of the Board of Directors	9 March, 2018

/s/ Jeffrey Glenn Jeffrey Glenn	Member of the Board of Directors	9 March, 2018

/s/ Eldon Mayer	Member of the Board of Directors	9 March, 2018
Eldon Mayer