Form 10-Q
period 2018-03-31
Eiger BioPharmaceuticals, Inc.
filed 2018-05-11
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36183

Eiger BioPharmaceuticals, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0971591
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2155 Park Boulevard Palo Alto, CA	94306
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 7, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 10,540,121.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,247	$32,035
Debt securities, available-for-sale	—	9,744
Prepaid expenses and other current assets	617	712
Total current assets	33,864	42,491
Property and equipment, net	68	79
Other assets	289	312
Total assets	$34,221	$42,882
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,025	$3,183
Accrued liabilities	1,224	2,084
Current portion of long term debt	3,253	2,002
Total current liabilities	7,502	7,269
Long term debt, net	11,938	13,091
Other long term liabilities	50	—
Total liabilities	19,490	20,360
Stockholders’ equity:
Common stock	11	11
Additional paid-in capital	142,357	141,320
Accumulated other comprehensive loss	—	(3)
Accumulated deficit	(127,637)	(118,806)
Total stockholders’ equity	14,731	22,522
Total liabilities and stockholders’ equity	$34,221	$42,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Operating expenses:
Research and development	$5,512	$7,464
General and administrative	2,994	3,522
Total operating expenses	8,506	10,986
Loss from operations	(8,506)	(10,986)
Interest expense	(398)	(363)
Interest income	94	110
Other expense, net	(21)	—
Net loss	$(8,831)	$(11,239)
Net loss per common share, basic and diluted	$(0.84)	$(1.34)
Weighted-average common shares outstanding, basic and diluted	10,529,350	8,360,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(8,831)	$(11,239)
Other comprehensive loss:
Unrealized gain on available-for-sale debt securities	3	7
Comprehensive loss	$(8,828)	$(11,232)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Operating activities
Net loss	$(8,831)	$(11,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11	9
Amortization of debt securities premiums	(3)	(53)
Non-cash interest expense	98	73
Stock-based compensation	1,003	1,324
Change in operating assets and liabilities:
Prepaid expenses and other current assets	95	52
Other non-current assets	23	19
Accounts payable	(158)	548
Accrued and other liabilities	(860)	(1,739)
Other long term liabilities	50	—
Net cash used in operating activities	(8,572)	(11,006)
Investing activities
Purchase of debt securities available-for-sale	—	(9,263)
Proceeds from maturities of debt securities available-for-sale	9,750	6,930
Purchase of property and equipment	—	(23)
Net cash provided (used in) by investing activities	9,750	(2,356)
Financing activities
Proceeds from issuance of common stock upon ESPP purchase	34	57
Net cash provided by financing activities	34	57
Net increase (decrease) in cash and cash equivalents	1,212	(13,305)
Cash and cash equivalents at beginning of period	32,035	27,756
Cash and cash equivalents at end of period	$33,247	$14,451

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

Liquidity

As of March 31, 2018, the Company had $33.2 million of cash and cash equivalents, and an accumulated deficit of $127.6 million and negative cash flows from operating activities. The Company expects to continue to incur losses for the next several years.

Management believes that the currently available resources will be sufficient to fund its operations for at least the next 12 months following the issuance date of these unaudited condensed consolidated financial statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Eiger BioPharmaceuticals, Inc. and its wholly owned subsidiaries, EBPI Merger Inc., EB Pharma LLC and Eiger BioPharmaceuticals Europe Limited, and have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year. The balance sheet as of December 31, 2017, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 9, 2018.

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

Debt Securities

Short-term debt securities consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of acquisition. All short-term debt securities are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale debt securities are excluded from earnings and are reported as a component of accumulated other comprehensive loss. The cost of available-for-sale debt securities sold is based on the specific-identification method. Realized gains and losses on the sale of debt securities are determined using the specific-identification method and recorded in other expense, net on the accompanying unaudited condensed consolidated statements of operations.

Accrued Research and Development Costs

The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued liabilities in the unaudited condensed consolidated balance sheets and within research and development expense in the unaudited condensed consolidated statements of operations. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. The Company makes judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities.

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

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended
	March 31,
	2018	2017
Options to purchase common stock	2,331,217	1,675,744
Warrants to purchase common stock	10,180	10,180
Total	2,341,397	1,685,924

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 supersedes and amends the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. ASU No. 2016-01 is effective for annual reporting beginning after December 15, 2017, including interim periods within the year of adoption, and calls for prospective application. The Company has adopted this guidance during the quarter ended March 31, 2018. The adoption of this guidance did not have a significant impact on the operating results when adopted.

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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. The standard should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company has adopted this guidance during the quarter ended March 31, 2018. The adoption of this guidance did not have a significant impact on the statement of cash flows when adopted.

3.	Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). At March 31, 2018 and December 31, 2017, the carrying amount of prepaid expenses, accounts payable and accrued liabilities approximated their estimate fair value due to their relatively short maturities. Management believes the terms of long term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s debt securities as of December 31, 2017 consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of March 31, 2018 and December 31, 2017.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$29,502	$—	$—	$29,502
Total	$29,502	$—	$—	$29,502

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$19,612	$—	$—	$19,612
Corporate debt securities	—	6,501	—	6,501
Commercial paper	—	3,243	—	3,243
Total	$19,612	$9,744	$—	$29,356

There were no financial liabilities as of March 31, 2018 and December 31, 2017.

As of March 31, 2018, there were no unrealized gains or losses associated with the Company’s cash equivalents or debt securities. The following table summarizes the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses as of December 31, 2017 (in thousands):

	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$19,612	$—	$—	$19,612
Total cash equivalents	$19,612	$—	$—	$19,612
Debt securities:
Corporate debt securities	$6,503	$—	$(2)	$6,501
Commercial paper	3,244	—	(1)	3,243
Total debt securities	$9,747	$—	$(3)	$9,744

As of December 31, 2017, the contractual maturity of the available-for-sale debt securities is less than one year. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three months ended March 31, 2018, the Company did not recognize any other-than-temporary impairment losses.

4.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Compensation and related benefits	$633	$1,262
Contract research costs	453	634
Consulting costs	81	87
Franchise tax	50	56
Contract manufacturing costs	4	4
Other	3	41
Total accrued liabilities	$1,224	$2,084

5.	Debt

In December 2016, the Company entered into an aggregate $25.0 million loan with Oxford Finance LLC (the “Oxford Loan”). The loan matures on July 1, 2021. The Company borrowed $15.0 million in December 2016 (“Tranche A”). The remaining $10.0 million (“Tranche B”) will be available to the Company upon achievement of positive top line data from the lonafarnib Phase 2 trial in HDV, which was achieved in the fourth quarter of 2016, plus positive top line Phase 2 data from at least one of the following programs: (i) Lambda in HDV, (ii) Exendin 9-39 in PBH based on the Company’s own IND, (iii) ubenimex in PAH, or (iv) ubenimex in Lymphedema. As of March 31, 2018, the Company did not meet any of the clinical milestones and is not eligible to access the final $10.0 million under the Oxford Loan.

The Oxford Loan bears interest at a floating rate per annum equal to the greater of either the 30-day U.S. Dollar LIBOR reported in the Wall Street Journal plus 6.41% or 6.95%. Commencing on the first day of the month following the funding of Tranche A, the Company is required to repay the Tranche A in 18 monthly interest only payments, and starting on August 1, 2018, 36 equal monthly payments of principal and interest. If the Company receives the Tranche B funds, then the interest only period is extended by six months followed by 30 equal monthly payments of principal plus accrued interest. At the time of final payment, the Company is required to pay an exit fee of 7.5% of the original principal balance of each tranche, which will be $1.1 million for Tranche A. The Company recorded as a liability and debt discount the exit fee at the origination of the term loan. In addition, the Company incurred loan origination fees and debt issuance costs of $0.3 million which were recorded as a direct deduction from the carrying amount of the related debt liability. The Company is also required to pay a 5.0% success fee within 30 days following the FDA’s approval of the Company’s first product. This fee is enforceable within 10 years from the funding of Tranche A. In connection with the execution of the Loan Agreement, the Company agreed to certain customary representations and warranties.

The loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If the Company is unable to comply with these covenants or if the Company defaults on any portion of the outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement. The Company was in compliance with the terms under the Oxford Loan as of March 31, 2018 and December 31, 2017.

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

The Company accounts for the amortization of the debt discount utilizing the effective interest method. The Company recorded interest expense of $0.3 million for the three months ended March 31, 2018. Long-term debt and unamortized discount balances are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Face value of long term debt	$15,000	$15,000
Exit fee	1,125	1,125
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(934)	(1,032)
Total long term debt	15,191	15,093
Less: current portion of long term debt	(3,253)	(2,002)
Long term debt, net	$11,938	$13,091

6.	Stock-Based Compensation

The following table summarizes stock option activity under the Company’s stock-based compensation plan during the three months ended March 31, 2018 (in thousands, except option and share data):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	799,375	1,467,051	$12.70	8.41	$4,511
Additional options authorized	526,330
Granted	(867,500)	867,500	$10.34
Canceled and forfeited	3,334	(3,334)	$8.50
Outstanding as of March 31, 2018	461,539	2,331,217	$11.83	8.70	$2,365
Vested and exercisable as of March 31, 2018		707,453	$13.50	7.47	$1,331

During the three months ended March 31, 2018, the Company granted employees stock options for 799,500 shares and the weighted-average grant date fair value of these options was $7.50. During the three months ended March 31, 2017, the Company granted employees stock options for 463,700 shares and the weighted-average grant date fair value of these options was $7.98.

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

	Three Months Ended March 31,
	2018	2017
Expected term (in years)	5.27-6.08	5.65
Volatility	84.00%-84.50%	80.00%
Risk free interest rate	2.35%-2.68%	2.23%
Dividend yield	—	—

Stock-Based Compensation Expense

Total stock-based compensation expense recognized for options granted was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$323	$283
General and administrative	680	1,041
Total	$1,003	$1,324

As of March 31, 2018, the total unrecognized compensation expense related to unvested employee options was $11.9 million, which the Company expects to recognize over an estimated weighted average period of 3.14 years.

7.	Income Taxes

The tax expense for the three months ended March 31, 2018 was zero due to the Company’s loss position and full valuation allowance. This is consistent with the zero-tax expense for the three months ended March 31, 2017.

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

On December 28, 2016, the lead plaintiff filed a notice to the United States Court of Appeals for the Ninth Circuit appealing the district court’s order dismissing the consolidated amended complaint. On May 5, 2017, the lead plaintiff and appellant filed his opening appellate brief. On July 5, 2017, defendants filed their answering appellate brief response. The Plaintiff subsequently filed their response to the Company’s July 5, 2017 filing on August 19, 2017. Upon these filings, the next step in the process is to prepare for oral arguments to be scheduled by the Ninth Circuit Court of Appeals.

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

Lease Agreement

In October 2017, the Company entered into a non-cancelable facility lease agreement for 8,029 square feet of office space located at 2155 Park Blvd. in Palo Alto, California 94306. The lease commenced on March 1, 2018 and expires in February 2023. The lease has one three-year renewal option prior to expiration and includes rent escalation clauses through the lease term. In October 2017, the Company provided a security deposit of $0.3 million. The future minimum rent payable under the new lease agreement is approximately $0.6 million per year.

There were no other changes in commitments and contingencies during the first quarter of 2018.

10.	Subsequent Events

On May 11, 2018, the Company entered into an amendment to the Oxford Loan (the “Amendment”) and borrowed $5.0 million (“Amended Tranche B”). The remaining $5.0 million (“Tranche C”) will be available to the Company upon achievement of positive final Phase 2 data from at least one of the following three programs: (i) Lambda in HDV, (ii) Exendin 9-39 in PBH based on the Company’s own IND, or (iii) ubenimex in Lymphedema. In accordance with Oxford Loan, upon the receipt of Amended Tranche B, the interest only period for borrowed funds was extended by six months until February 1, 2019, followed by 30 equal monthly payments of principal plus accrued interest. At the time of final payment of Amended Tranche B, the Company is required to pay a fee of $0.1 million. The Amendment did not affect any other terms, conditions, representations, warranties, covenants or agreements set forth in the Oxford Loan.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of Eiger’s financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, Eiger’s consolidated financial statements and related notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2018. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this report.

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

Overview

We are a clinical stage biopharmaceutical company focused on bringing to market novel product candidates for the treatment of rare diseases. Since our founding in 2008, we have worked with investigators at Stanford University and evaluated a number of potential development candidates from pharmaceutical companies to comprise a pipeline of novel product candidates. Our resulting pipeline includes our lead program which is about to enter Phase 3 clinical development and three Phase 2 candidates addressing three distinct rare diseases. The programs have several aspects in common: the disease targets represent conditions of high medical need which are inadequately treated by current standard of care; the therapeutic approaches are supported by an understanding of disease biology and mechanism as elucidated by our academic research relationships; prior clinical experience with the product candidates guides an understanding of safety; and the development paths leverage the experience and capabilities of our experienced, commercially-focused management team. The pipeline includes lonafarnib, our lead program addressing Hepatitis Delta Virus, or HDV, lambda for HDV, exendin 9-39 for Post-Bariatric Hypoglycemia, or PBH, and ubenimex for lymphedema. We plan to deliver Phase 2 data from three ongoing Phase 2 clinical trials over the course of the next twelve months.

In January 2018, we announced that Phase 2 LIBERTY study results in pulmonary arterial hypertension (PAH) demonstrated no improvement overall or in key subgroups for both the primary efficacy endpoint of pulmonary vascular resistance (PVR) and the secondary endpoint of 6-minute walk distance. The company has discontinued development of ubenimex in PAH based on these results.

We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception and we do not anticipate that we will achieve profitability in the near term. Our net losses were $8.8 million and $11.2 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $127.6 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

The largest component of our operating expenses has historically been the investment in manufacturing capabilities, and research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Product candidates:
Lonafarnib HDV	$1,143	$1,119
Ubenimex PAH (terminated in January 2018)	933	2,627
Exendin 9-39 PBH	689	723
Lambda HDV	523	683
Ubenimex Lymphedema	453	486
Internal research and development costs	1,771	1,826
Total research and development expense	$5,512	$7,464

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and expenses for outside professional services, including legal, audit, accounting services, insurance costs and costs associated with being a public company. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation expense and other supplies. Our expenses include costs related to compliance with the rules and regulations of the SEC and NASDAQ, additional insurance, investor relations, banking fees and other administrative expenses and professional services.

Interest Expense

Interest expense consists of interest and amortization of the debt discount related to the Oxford Loan borrowing in December 2016.

Interest Income

Interest income consists of interest earned on our investments in debt securities and cash equivalents.

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

There have been no material changes to our critical accounting policies during the three months ended March 31, 2018 as compared to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,		$	%
	2018	2017	Change	Change
Operating expenses:
Research and development	$5,512	$7,464	$(1,952)	(26)%
General and administrative	2,994	3,522	(528)	(15)%
Total operating expenses	8,506	10,986	(2,480)	(23)%
Loss from operations	(8,506)	(10,986)	2,480
Interest expense	(398)	(363)	(35)	*%
Interest income	94	110	(16)	*%
Other expense, net	(21)	—	(21)	*%
Net loss	$(8,831)	$(11,239)	$2,408	(21)%

*  Change is not material for explanation.

Research and development expenses

Research and development expenses decreased by $2.0 million to $5.5 million for the three months ended March 31, 2018, from $7.5 million for the same period in 2017. The decrease was primarily due to a $2.0 million decrease in clinical and drug supply expenditures due to decreased program activity, and a $0.1 million decrease in compensation and personnel related expenses due to a decrease in headcount and severance payments. The decrease was offset by a $0.1 million increase in facility and insurance expenses related to an increase in operating activity.

General and administrative expenses

General and administrative expenses decreased by $0.5 million to $3.0 million for the three months ended March 31, 2018, from $3.5 million for the same period in 2017. The decrease was primarily due to a $0.4 million decrease in stock-based compensation expense due to changes in headcount and a higher level of stock-based compensation expense in the comparative first quarter 2017.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2018, we had $33.2 million of cash and cash equivalents, and an accumulated deficit of $127.6 million. We believe that the currently available resources will be sufficient to fund our operations for at least the next 12 months following the issuance date of these unaudited condensed consolidated financial statements. However, if our anticipated operating results are not achieved in future periods, we believe that planned expenditures may need to be reduced or we would be required to raise funding in order to fund our operations.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(8,572)	$(11,006)
Net cash provided (used in) by investing activities	9,750	(2,356)
Net cash provided by financing activities	34	57
Net increase (decrease) in cash and cash equivalents	$1,212	$(13,305)

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2018 was $8.6 million, consisting of a net loss of $8.8 million, which was partially offset by stock-based compensation expense of $1.0 million. Additionally, cash used in operating activities reflected changes in net operating assets primarily due to a decrease of $1.0 million in accounts payable and accrued liabilities primarily associated with the timing of payments.

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

Cash flows from investing activities

Cash provided by investing activities was $9.8 million for the three months ended March 31, 2018 consisted of proceeds from maturities of debt securities.

Cash used in investing activities was $2.4 million for the three months ended March 31, 2017 primarily consisted of a $9.3 million purchase of debt securities, offset by $6.9 million proceeds from maturities of debt securities.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2018 consisted of $34,000 of proceeds from the purchase of common stock under our ESPP.

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

As of March 31, 2018, we had market risk exposure related to our cash and cash equivalents. We had cash and cash equivalents of $33.2 million. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.

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

We carry out some of our clinical development and supportive activities in foreign countries and payments may be due in foreign currencies. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the three months ended March 31, 2018.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, and in our other public filings. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors below that reflect significant changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Risks Related to our Financial Condition, Integration and Capital Requirements

We have incurred losses since our inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the three months ended March 31, 2018 and 2017, we reported a net loss of $8.8 million and $11.2 million, respectively. As of March 31, 2018, we had an accumulated deficit of $127.6 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including manufacturing of clinical supplies, conducting clinical studies and providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and debt facilities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect losses to increase as we advance our four clinical development programs for potentially three indications. In addition, at our recent meeting with the FDA in February 2018, the FDA confirmed that a single, 300 patient pivotal study would be required for the filing of an NDA with the FDA and would need significant additional resources in order to fund such potential pivotal study. While we have not yet commenced pivotal clinical studies for any product candidate and it may be several years, if ever, before we complete pivotal clinical studies and have a product candidate approved for commercialization, we expect to invest significant funds into these clinical candidates to advance these compounds to potential regulatory approval.

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

To the extent that we raise additional capital through the sale of equity, debt or other securities convertible into equity, your ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder such as the Loan and Security Agreement we entered into with Oxford Finance LLC, or Oxford Finance, in December 2016, or the Oxford Loan. This was a $25.0 million debt financing arrangement with Oxford Finance wherein we borrowed the first tranche of $15.0 million upon closing of the debt financing in December 2016. Our ability to access the final $10.0 million under the Oxford Loan was subject to our ability to achieve certain clinical development milestones. We did not meet these clinical milestones and are not eligible to access this final $10.0 million under the Oxford Loan which could adversely affect our liquidity. The Oxford Loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency.

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

Covenants in the Oxford Loan restrict our business and operations in many ways and if we do not effectively manage our covenants, our financial conditions and results of operations could be adversely affected. In addition, we may not meet the milestones required to access the final loan available under the agreement and may also not provide sufficient cash to meet the repayment obligations of our debt incurred under the Oxford Loan.

The Oxford Loan provides for up to $25.0 million in term loans due on July 1, 2021, of which $15.0 million in term loans have been borrowed to date. All of our current and future assets, except for intellectual property, are secured for our borrowings under the Oxford Loan. The Oxford Loan requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Oxford Loan, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Oxford Loan. If we are unable to repay those amounts, the lenders under the Oxford Loan could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the Oxford Loan. Moreover, our ability to access the final $10.0 million under the Oxford Loan is subject to our ability to achieve certain clinical development milestones, which we may not be able to meet and which and could adversely affect our liquidity. In addition, although we expect to borrow additional funds under the Oxford Loan, before we do so, we must first satisfy ourselves that we will have access to future alternate sources of capital, including cash flow from our own operations, equity capital markets or debt capital markets in order to repay any principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

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

We currently have one product candidate that is about to enter Phase 3 clinical trials and three Phase 2 development programs focused on three separate indications. For one of our product candidates, ubenimex, data to date has been developed for use in indications other than those that we have rights to or in which we plan to develop the product candidate and most of the data has been developed for a dose lower than in our current studies. In January 2018, we announced that Phase 2 LIBERTY study results for the use of ubenimex in pulmonary arterial hypertension (PAH) demonstrated no improvement overall or in key subgroups for both the primary efficacy endpoint of pulmonary vascular resistance (PVR) and the secondary endpoint of 6-minute walk distance. The company has discontinued development of ubenimex in PAH based on these results.

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

In addition, none of our product candidates have advanced into a pivotal study for our proposed indications and it may be years before such studies are initiated and completed, if at all. At our February 2018 meeting with the FDA with respect to the positive entry of lonafarnib into pivotal clinical trial, the FDA agreed that a successful single pivotal trial would enable an NDA filing, however, additional details of the proposed pivotal study will need to be discussed and finalized with the FDA. The timing of these discussions with the FDA are uncertain and may not meet our timelines for the planned initiation of a Phase 3 study of lonafarnib by the end of 2018.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical studies and depends upon numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

•

delays in reaching agreement on acceptable terms with contract research organizations, or CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

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

For example, our lonafarnib product candidate has been studied in thousands of oncology patients and the most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), weight loss, fatigue and rash. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies by other uses of lonafarnib for other indications or our own clinical trials. Additionally, while we have a license to another farnesyltransferase inhibitor compound, tipifarnib, from Janssen Pharmaceutica, N.V., or Janssen, Janssen has granted rights of tipifarnib to Kura Oncology, Inc., or Kura, in oncology and negative results or undesirable side effects from Kura’s clinical trials for a compound with a similar mechanism of action may negatively impact the perception of lonafarnib for anti-viral indications. Merck may also grant rights to other anti-viral or potentially other indications to other third parties. Undesirable side effects and negative results for other indications may negatively impact the development and potential for approval of our product candidates for our proposed indications.

Additionally, even if one or more of our product candidates receives marketing approval, and we or others later may identify undesirable side effects caused by such products, potentially significant negative consequences could result, including but not limited to:

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

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, or the EU, the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan drug designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

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

We currently have rights to the intellectual property, through licenses from third parties and under patents that we do not own, to develop and commercialize our product candidates. Because our programs may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to maintain in effect these proprietary rights. For example, we have certain specified diligence obligations under our Stanford license agreements for our ubenimex and lonafarnib product candidates. We may not be able to achieve the required diligence milestones in a timely manner, which may result in Stanford’s right to terminate the license agreement, and we may be unable to successfully negotiate an extension or waiver of those termination rights. Any termination of license agreements with third parties with respect to our product candidates would be expected to negatively impact our business prospects.

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

As of March 31, 2018, we had 18 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Failure in our information technology and storage systems, including data breaches subject to the new General Data Protection Regulation in the European Union, could significantly disrupt the operation of our business.*

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology, or IT, systems. IT systems are vulnerable to risks and damages from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems.

Specifically, data security breaches, whether by employees or others, may expose sensitive data to unauthorized persons. Effective May 25, 2018, the EU will implement the General Data Protection Regulation, or GDPR, a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects, including clinical trial data The GDPR allows for the imposition of fines and/or corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach. Accordingly, data security breaches experienced by us, our collaborators or contractors could lead to significant fines, required corrective action, loss of trade secrets or other intellectual property, or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. The GDPR will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR will also impose strict rules on the transfer of personal data out of the EU to the United States, will provide an enforcement authority and will impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR will increase our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events.

Despite precautionary measures to prevent unanticipated problems, including data breaches, that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business.

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

In the United States, the EU and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.  Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

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

On December 28, 2016, the lead plaintiff filed a notice to the United States Court of Appeals for the Ninth Circuit appealing the district court’s order dismissing the consolidated amended complaint. On May 5, 2017, the lead plaintiff filed his opening brief. On July 5, 2017, the defendants filed their appellate brief response. On August 18, 2017, the lead plaintiff filed his reply appellate brief. Upon these filings, the next step in the process is to prepare for oral arguments to be scheduled by the Ninth Circuit Court of Appeals.

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

10.1

Standard Multi-Tenant Office Lease - Net, dated October 11, 2017, by and between Eiger BioPharmaceuticals, Inc. and the McDonald Family Co. LLC, and addendum thereto (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K, filed with the SEC on March 9, 2018).

10.2	First Amendment to Lease, dated April 26, 2018, by and between Eiger BioPharmaceuticals, Inc. and the McDonald Family Co. LLC.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

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

Eiger BioPharmaceuticals, Inc.

Date: May 11, 2018	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: May 11, 2018	By:	/s/ James Welch
James Welch
Chief Financial Officer
(Principal Financial Officer)