Form 10-Q
period 2018-06-30
Eiger BioPharmaceuticals, Inc.
filed 2018-08-10
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 14,244,272.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,323	$32,035
Debt securities, available-for-sale	40,169	9,744
Prepaid expenses and other current assets	1,485	712
Total current assets	74,977	42,491
Property and equipment, net	71	79
Other assets	290	312
Total assets	$75,338	$42,882
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,438	$3,183
Accrued liabilities	1,152	2,084
Current portion of long term debt	3,242	2,002
Total current liabilities	8,832	7,269
Long term debt, net	17,032	13,091
Other long term liabilities	193	—
Total liabilities	26,057	20,360
Stockholders’ equity:
Common stock	14	11
Additional paid-in capital	186,833	141,320
Accumulated other comprehensive loss	(14)	(3)
Accumulated deficit	(137,552)	(118,806)
Total stockholders’ equity	49,281	22,522
Total liabilities and stockholders’ equity	$75,338	$42,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$6,372	$8,131	$11,884	$15,595
General and administrative	3,237	2,946	6,231	6,468
Total operating expenses	9,609	11,077	18,115	22,063
Loss from operations	(9,609)	(11,077)	(18,115)	(22,063)
Interest expense	(495)	(378)	(893)	(741)
Interest income	189	113	283	223
Other income (expense), net	—	196	(21)	196
Net loss	$(9,915)	$(11,146)	$(18,746)	$(22,385)
Net loss per common share, basic and diluted	$(0.82)	$(1.33)	$(1.66)	$(2.68)
Weighted-average common shares outstanding, basic and diluted	12,045,355	8,367,030	11,291,540	8,363,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(9,915)	$(11,146)	$(18,746)	$(22,385)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale debt securities	(14)	2	(11)	9
Comprehensive loss	$(9,929)	$(11,144)	$(18,757)	$(22,376)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating activities
Net loss	$(18,746)	$(22,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22	19
Amortization of debt securities discounts	(45)	(73)
Non-cash interest expense	218	171
Stock-based compensation	2,324	2,270
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(773)	(388)
Other non-current assets	22	62
Accounts payable	1,255	1,829
Accrued and other liabilities	(932)	(1,427)
Other long term liabilities	193	—
Net cash used in operating activities	(16,462)	(19,922)
Investing activities
Purchase of debt securities available-for-sale	(40,141)	(17,550)
Proceeds from maturities of debt securities available-for-sale	9,750	20,700
Proceeds from intellectual property sale	—	200
Purchase of property and equipment	(14)	(44)
Net cash (used in) provided by investing activities	(30,405)	3,306
Financing activities
Proceeds from issuance of common stock upon public offering, net of issuance cost	42,890	—
Proceeds from borrowings in connection with term loan, net of issuance cost	4,963	—
Proceeds from issuance of common stock upon stock option exercises	268	—
Proceeds from issuance of common stock upon ESPP purchase	34	57
Net cash provided by financing activities	48,155	57
Net increase (decrease) in cash and cash equivalents	1,288	(16,559)
Cash and cash equivalents at beginning of period	32,035	27,756
Cash and cash equivalents at end of period	$33,323	$11,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Eiger BioPharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company committed to bringing to market novel products for the treatment of rare diseases. The Company innovates by developing well characterized drugs acting on newly identified or novel targets in rare diseases. The Company’s mission is to systematically reduce the time and cost of the drug development process to more rapidly deliver important medicines to patients with rare diseases. Their lead program in Hepatitis Delta Virus (HDV) infection, is moving into Phase 3 with a single, pivotal trial planned to initiate by the end of the year. The Company’s principal operations are based in Palo Alto, California and it operates in one segment.

Liquidity

As of June 30, 2018, the Company had $33.3 million of cash and cash equivalents, $40.2 million of debt securities available-for-sale, an accumulated deficit of $137.6 million and negative cash flows from operating activities. The Company expects to continue to incur losses for the next several years.

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

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Options to purchase common stock	2,129,491	1,593,560	2,129,491	1,593,560
Warrants to purchase common stock	10,180	10,180	10,180	10,180
Total	2,139,671	1,603,740	2,139,671	1,603,740

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The standard is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than the Company’s adoption date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company elected to early adopt this standard on January 1, 2018. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

3.	Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). At June 30, 2018 and December 31, 2017, the carrying amount of prepaid expenses, accounts payable and accrued liabilities approximated their estimate fair value due to their relatively short maturities. Management believes the terms of long term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s debt securities consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of June 30, 2018 and December 31, 2017.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$14,999	$—	$—	$14,999
Corporate debt securities	—	25,270	—	25,270
Commercial paper	—	24,277	—	24,277
Total	$14,999	$49,547	$—	$64,546

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$19,612	$—	$—	$19,612
Corporate debt securities	—	6,501	—	6,501
Commercial paper	—	3,243	—	3,243
Total	$19,612	$9,744	$—	$29,356

There were no financial liabilities as of June 30, 2018 and December 31, 2017.

The following tables summarize the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses (in thousands):

	June 30, 2018
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$14,999	$—	$—	$14,999
Corporate debt securities	6,382	—	—	6,382
Commercial paper	2,996	—	—	2,996
Total cash equivalents	$24,377	$—	$—	$24,377
Debt securities:
Corporate debt securities	$18,903	$—	$(15)	$18,888
Commercial paper	21,280	2	(1)	21,281
Total debt securities	$40,183	$2	$(16)	$40,169

	December 31, 2017
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$19,612	$—	$—	$19,612
Total cash equivalents	$19,612	$—	$—	$19,612
Debt securities:
Corporate debt securities	$6,503	$—	$(2)	$6,501
Commercial paper	3,244	—	(1)	3,243
Total debt securities	$9,747	$—	$(3)	$9,744

As of December 31, 2017, the contractual maturity of the available-for-sale debt securities is less than one year. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and six months ended June 30, 2018, the Company did not recognize any other-than-temporary impairment losses.

4.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Compensation and related benefits	$792	$1,262
Contract research costs	271	634
Consulting costs	69	87
Franchise tax	20	56
Contract manufacturing costs	—	4
Other	—	41
Total accrued liabilities	$1,152	$2,084

5.	License and Collaboration Agreements

Merck License Agreement

On May 15, 2018, the Company entered into an amendment to the license agreement with Merck Sharp & Dohme Corp. (“Merck”) dated September 2, 2010, as amended, which provides for expansion of the existing exclusively licensed field of use under the license agreement with Merck to include all uses of lonafarnib related to the treatment of Hutchinson-Gilford Progeria Syndrome (“HGPS” or “Progeria”) in humans at no cost to the Company. The Company has the sole responsibility and the continuing obligation for the manufacture and supply of lonafarnib to the Progeria Research Foundation (“PRF”). Merck will not receive milestone payments in relation to lonafarnib for the treatment of progeria and progeroid laminopathies and any royalty payments for sales of a specified quantity of lonafarnib to treat the currently estimated progeria and progeroid laminopathies patient population worldwide.

PRF Collaboration Agreement

On May 15, 2018, the Company entered into a Collaboration and Supply Agreement (the “PRF Collaboration Agreement”) with PRF. Under the PRF Collaboration Agreement, the parties agreed to collaborate with respect to the development and pursuit of regulatory approval of lonafarnib for the treatment of progeria in humans. PRF granted the Company a non-exclusive, world-wide, royalty-free, sub-licensable license pertaining to all intellectual property and data controlled by PRF to prepare and file any new drug application (“NDA”) for a product containing lonafarnib for progeria and progeroid laminopathies. The Company is obligated to: (i) exclusively supply lonafarnib to PRF for use in clinical trials and non-clinical research in Progeria at the Company’s expense, (ii) prepare and be the sponsor of any NDA submission for lonafarnib to the FDA, (iii) use commercially reasonable efforts to file a NDA for Progeria by a specified date, (iv) submit a rare pediatric disease designation and a request for expedited approval in connection with a NDA filing, (v) establish a patient support program in progeria and progeroid laminopathies, and (vi) use commercially reasonable efforts to develop a pediatric formulation of lonafarnib for use in progeria and progeroid laminopathies.

Under the PRF Collaboration Agreement, the Company is solely responsible for any additional studies necessary for obtaining an NDA for progeria and progeroid laminopathies and is also responsible for any additional costs for such studies up to $2.0 million. The PRF Collaboration Agreement continues for an initial term of ten years and automatically renews for subsequent renewal terms of two years each unless either party terminates earlier.

Clinigen Master Service Agreement

On April 26, 2018, the Company entered into a master service agreement with Clinigen Healthcare Ltd. (“Clinigen”) in anticipation of its obligations under the PRF Collaboration Agreement to establish an Expanded Access Program for children with progeria and progeroid laminopathies. On May 23, 2018, the Company entered into the first statement of work (“SOW”) under the agreement. Pursuant to the SOW, Clinigen became an authorized non-exclusive worldwide distributor of lonafarnib, the unlicensed pharmaceutical product (the “Product”). The Company is responsible for supply of the Product to Clinigen and Clinigen is responsible for selling the Product to patients as part of the patient support program. Clinigen is also obligated to set up, manage and close-out the patient support program. The agreement will continue on a country-by-country basis until the Product is commercially available in that country. No charges have been recognized under this agreement as of June 30, 2018.

6.	Debt

In December 2016, the Company entered into an aggregate $25.0 million loan with Oxford Finance LLC (the “Oxford Loan”). The loan matures on July 1, 2021. The Company borrowed $15.0 million in December 2016 (“Tranche A”). In May 2018, the Company entered into an amendment to the Oxford Loan (the “Amendment”) and borrowed $5.0 million (“Amended Tranche B”). The remaining $5.0 million (“Amended Tranche C”) will be available to the Company upon achievement of positive top line data from the lonafarnib Phase 2 trial in HDV, which was achieved in the fourth quarter of 2016, plus positive top line Phase 2 data from at least one of the following programs: (i) pegylated interferon lambda (Lambda) in HDV, (ii) exendin 9-39 in PBH based on the Company’s own IND, or (iii) ubenimex in lymphedema. As of June 30, 2018, the Company did not meet any of the clinical milestones and is not eligible to access the final $5.0 million under the Oxford Loan.

The Oxford Loan bears interest at a floating rate per annum equal to the greater of either the 30-day U.S. Dollar LIBOR reported in the Wall Street Journal plus 6.41% or 6.95%. Commencing on the first day of the month following the funding of Tranche A, the Company is required to repay the Tranche A in 18 monthly interest only payments, and starting on August 1, 2018, 36 equal monthly payments of principal and interest. Upon the receipt of Amended Tranche B, the interest only period for borrowed funds was extended by six months until February 1, 2019, followed by 30 equal monthly payments of principal plus accrued interest. At the time of final payment, the Company is required to pay an exit fee of 7.5% of the original principal balance of each tranche, which will be $1.1 million for Tranche A and $0.4 million for Amended Tranche B. In addition, at the time of final payment of Amended Tranche B, the Company is required to pay an additional exit fee of $0.1 million. The Company recorded as a liability and debt discount the exit fee at the origination of the term loan. In addition, the Company incurred loan origination fees and debt issuance costs of $0.3 million which were recorded as a direct deduction from the carrying amount of the related debt liability. The Company is also required to pay a 5.0% success fee within 30 days following the FDA’s approval of the Company’s first product. This fee is enforceable within 10 years from the funding of Tranche A. In connection with the execution of the Loan Agreement, the Company agreed to certain customary representations and warranties.

The loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If the Company is unable to comply with these covenants or if the Company defaults on any portion of the outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement. The Company was in compliance with the terms under the Oxford Loan as of June 30, 2018 and December 31, 2017.

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

The Company accounts for the amortization of the debt discount utilizing the effective interest method. The Company recorded interest expense of $0.5 million and $0.9 million for the three and six months ended June 30, 2018. Long-term debt and unamortized discount balances are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Face value of long term debt	$20,000	$15,000
Exit fee	1,585	1,125
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(1,311)	(1,032)
Total long term debt	20,274	15,093
Less: current portion of long term debt	(3,242)	(2,002)
Long term debt, net	$17,032	$13,091

7.	Stock-Based Compensation

The following table summarizes stock option activity under the Company’s stock-based compensation plan during the six months ended June 30, 2018 (in thousands, except option and share data):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	799,375	1,467,051	$12.70	8.41	$4,511
Additional options authorized	526,330
Granted	(867,500)	867,500	$10.34
Exercised		(28,151)	$9.55
Canceled and forfeited	176,909	(176,909)	$13.22
Outstanding as of June 30, 2018	635,114	2,129,491	$11.74	8.39	$4,623
Vested and exercisable as of June 30, 2018		772,552	$12.80	7.28	$2,017

During the three and six months ended June 30, 2018, the Company granted employees stock options for zero and 799,500 shares, respectively. The weighted-average grant date fair value of these options was zero and $7.50 for the three and six months ended June 30, 2018, respectively. During the three and six months ended June 30, 2017, the Company granted employees stock options for 60,000 and 523,700 shares, respectively. The weighted-average grant date fair value of these options was $5.41 and $7.69 for the three and six months ended June 30, 2017, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected term (in years)	—	5.27-6.02	5.27-6.08	5.27-6.02
Volatility	—	79.0%-80.0%	84.00%-84.50%	79.0%-80.0%
Risk free interest rate	—	1.6%-1.9%	2.35%-2.68%	1.6%-2.2%
Dividend yield	—	—	—	—

Stock-Based Compensation Expense

Total stock-based compensation expense recognized for options granted was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$471	$215	$794	$498
General and administrative	850	731	1,530	1,772
Total	$1,321	$946	$2,324	$2,270

As of June 30, 2018, the total unrecognized compensation expense related to unvested options was $11.1 million, which the Company expects to recognize over an estimated weighted average period of 2.9 years.

8.	Income Taxes

The tax expense for the three and six months ended June 30, 2018 was zero due to the Company’s loss position and full valuation allowance. This is consistent with the zero-tax expense for the three and six months ended June 30, 2017.

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

On December 28, 2016, the lead plaintiff filed a notice to the United States Court of Appeals for the Ninth Circuit appealing the district court’s order dismissing the consolidated amended complaint. On May 5, 2017, the lead plaintiff and appellant filed his opening appellate brief. On July 5, 2017, defendants filed their answering appellate brief response. The Plaintiff subsequently filed their response to the Company’s July 5, 2017 filing on August 19, 2017. Oral arguments are scheduled to be heard on August 28, 2018 before the Ninth Circuit Court of Appeals.

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

There were no other changes in commitments and contingencies during the three and six months ended June 30, 2018.

11. Subsequent Events

On August 3, 2018, the Company borrowed the final $5.0 million under the Oxford Loan upon achievement of certain clinical milestones. The final borrowing did not have any impact on terms, conditions, representations, warranties, covenants or agreements set forth in the Oxford Loan.

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

Overview

We are a clinical stage biopharmaceutical company focused on bringing to market novel product candidates for the treatment of rare diseases. Since our founding in 2008, we have worked with investigators at Stanford University and evaluated a number of potential development candidates from pharmaceutical companies to comprise a pipeline of novel product candidates. Our resulting pipeline includes our lead program which is about to initiate Phase 3 clinical development and three Phase 2 candidates addressing three distinct rare diseases. In May, we added a fifth program to our pipeline to develop lonafarnib for the treatment of Hutchinson-Gilford Progeria Syndrome (HGPS or Progeria) and progeroid laminopathies, rare and fatal genetic conditions characterized by accelerated aging in children.

Our programs have several aspects in common: the disease targets represent conditions of high medical need which are inadequately treated by current standard of care; the therapeutic approaches are supported by an understanding of disease biology and mechanism as elucidated by our academic research relationships; prior clinical experience with the product candidates guides an understanding of safety; and the development paths leverage the experience and capabilities of our experienced, commercially-focused management team.

Our pipeline includes lonafarnib, our lead program addressing Hepatitis Delta Virus, or HDV, pegylated interferon, lambda (Lambda) for HDV, lonafarnib for progeria and progeroid laminopathies, exendin 9-39 for post-bariatric hypoglycemia, or PBH, and ubenimex for lymphedema. For Lambda in HDV, exendin 9-39 in PBH, and ubenimex in lymphedema, we plan to deliver Phase 2 data by the end of the year. For lonafarnib in progeria and progeroid laminopathies, we plan to receive regulatory guidance on next steps from FDA and EMA by the end of the year.

In January 2018, we announced that Phase 2 LIBERTY study results in pulmonary arterial hypertension (PAH) demonstrated no improvement overall or in key subgroups for both the primary efficacy endpoint of pulmonary vascular resistance (PVR) and the secondary endpoint of 6-minute walk distance. The company discontinued development of ubenimex in PAH based on these results.

We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception and we do not anticipate that we will achieve profitability in the near term. Our net losses were $18.7 million and $22.4 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $137.6 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

The largest component of our operating expenses has historically been the investment in manufacturing capabilities, and research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product candidates:
Lonafarnib HDV	$2,663	$1,271	$3,806	$2,390
Ubenimex PAH (terminated in January 2018)	495	3,012	1,428	5,639
Exendin 9-39 PBH	654	1,096	1,343	1,819
Lambda HDV	566	739	1,089	1,422
Ubenimex Lymphedema	340	373	793	859
Internal research and development costs	1,654	1,640	3,425	3,466
Total research and development expense	$6,372	$8,131	$11,884	$15,595

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

Interest Expense

Interest expense consists of interest and amortization of the debt discount related to the Oxford Loan borrowing in December 2016, as amended.

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

There have been no material changes to our critical accounting policies during the six months ended June 30, 2018 as compared to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,		$	%
	2018	2017	Change	Change
Operating expenses:
Research and development	$6,372	$8,131	$(1,759)	(22%)
General and administrative	3,237	2,946	291	10%
Total operating expenses	9,609	11,077	(1,468)	(13%)
Loss from operations	(9,609)	(11,077)	1,468
Interest expense	(495)	(378)	(117)	31%
Interest income	189	113	76	67%
Other income, net	—	196	(196)	(100%)
Net loss	$(9,915)	$(11,146)	$1,231	(11%)

Research and development expenses

Research and development expenses decreased by $1.7 million to $6.4 million for the three months ended June 30, 2018, from $8.1 million for the same period in 2017. The decrease was primarily due to a $1.7 million decrease in consulting fees and clinical expenditures due to decreased program activity and a $0.3 million decrease in compensation and personnel related expenses due to a decrease in headcount and recruitment activity. The decrease was partially offset by a $0.3 million increase in stock-based compensation expense due to options granted in 2018.

General and administrative expenses

General and administrative expenses increased by $0.3 million to $3.2 million for the three months ended June 30, 2018, from $2.9 million for the same period in 2017. The increase was primarily due to a $0.2 million increase in facility and insurance expenses related to the new office lease and a $0.2 million increase in compensation and personnel related expenses due to increased travel expenses and higher salaries and benefits in 2018. The increase was partially offset by a $0.1 million decrease in legal, consulting, advisory, and accounting services.

Interest expense

Interest expense increased by $0.1 million to $0.5 million for the three months ended June 30, 2018 from $0.4 million for the same period in 2017. Interest expense primarily increased due to a draw of $5.0 million under the Oxford Loan in the second quarter of 2018.

Interest income

Interest income increased by $0.1 million to $0.2 million for the three months ended June 30, 2018 from $0.1 million for the same period in 2017. The increase was primarily due to an increase in the interest earned on our investments in debt securities and cash equivalents in 2018 as compared to 2017.

Other income, net

Other income, net in 2017 primarily consisted of the payment received from Theragene for MYDICAR sale, and there was no such income earned for the three months ended June 30, 2018.

Comparison of the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,		$	%
	2018	2017	Change	Change
Operating expenses:
Research and development	$11,884	$15,595	$(3,711)	(24%)
General and administrative	6,231	6,468	(237)	(4%)
Total operating expenses	18,115	22,063	(3,948)	(18%)
Loss from operations	(18,115)	(22,063)	3,948
Interest expense	(893)	(741)	(152)	21%
Interest income	283	223	60	27%
Other (expense) income, net	(21)	196	(217)	(111%)
Net loss	$(18,746)	$(22,385)	$3,639	(16%)

Research and development expenses

Research and development expenses decreased by $3.7 million to $11.9 million for the six months ended June 30, 2018 from $15.6 million compared the same period in 2017. The decrease was primarily due to a $3.7 million decrease in consulting fees and clinical expenditures related to a decrease program activity and a $0.3 million decrease compensation and personnel related expenses due to a decrease in headcount. The decrease was partially offset by a $0.3 million increase in stock-based compensation expense due to options granted in 2018.

General and administrative expenses

General and administrative expenses decreased by $0.3 million to $6.2 million for the six months ended June 30, 2018 from $6.5 million for the same period in 2017. The decrease was primarily due to a $0.3 million decrease in advisory, consulting, legal and accounting services.

Interest expense

Interest expense increased by $0.2 million to $0.9 million for the six months ended June 30, 2018 from $0.7 million for the same period in 2017. Interest expense primarily increased due a draw of $5.0 million under the Oxford Loan in the second quarter of 2018.

Interest income

Interest income increased by $0.1 million to $0.3 million for the six months ended June 30, 2018 from $0.2 million for the same period in 2017. The increase was primarily due to an increase in the interest earned on our investments in debt securities and cash equivalents in 2018 as compared to 2017.

Other (expense) income, net

Other (expense) income, net in 2017 primarily consisted of the payment received from Theragene for MYDICAR sale, and there was no such income earned for the six months ended June 30, 2018.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2018, we had $33.3 million of cash and cash equivalents, $40.2 million of debt securities available-for-sale and an accumulated deficit of $137.6 million. We believe that the currently available resources will be sufficient to fund our operations for at least the next 12 months following the issuance date of these unaudited condensed consolidated financial statements. However, if our anticipated operating results are not achieved in future periods, we believe that planned expenditures may need to be reduced or we would be required to raise funding in order to fund our operations.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(16,462)	$(19,922)
Net cash (used in) provided by investing activities	(30,405)	3,306
Net cash provided by financing activities	48,155	57
Net increase (decrease) in cash and cash equivalents	$1,288	$(16,559)

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2018 was $16.5 million, consisting of a net loss of $18.7 million, which was partially offset by stock-based compensation expense of $2.3 million and non-cash interest expense of $0.2 million. Additionally, cash used in operating activities reflected changes in net operating assets primarily due to a $0.9 million decrease in accrued and other liabilities, a $0.8 million increase in prepaid expenses and other current assets, which was partially offset by a $1.4 million increase in accounts payable and other long-term liabilities.

Cash used in operating activities for the six months ended June 30, 2017 was $19.9 million, consisting of a net loss of $22.4 million, which was partially offset by stock-based compensation expense of $2.3 million and amortization of debt discount of $0.2 million.

Cash flows from investing activities

Cash used in investing activities was $30.4 million for the six months ended June 30, 2018 consisted of $40.1 million purchases of debt securities, which was partially offset by $9.8 million proceeds from maturities of debt securities.

Cash provided by investing activities was $3.3 million for the six months ended June 30, 2017, and primarily consisted of $20.7 million proceeds from maturities of debt securities and $0.2 million proceeds from MYDICAR sale, which was partially offset by $17.6 million purchase of debt securities.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2018 consisted of $42.9 million of net proceeds from the issuance of common stock upon public offering, $5.0 million of net proceeds from borrowings in connection with the Oxford Loan, and $0.3 million of proceeds from the issuance of common stock upon stock option exercises.

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

On May 11, 2018, we entered into an amendment to the Oxford Loan and borrowed $5.0 million (“Amended Tranche B”). In accordance with Oxford Loan, upon the receipt of Amended Tranche B, the interest only period for borrowed funds was extended by six months until February 1, 2019, followed by 30 equal monthly payments of principal plus accrued interest. The term loan debt and interest amounts above do not reflect our future payments under the amended Oxford Loan.

On August 3, 2018, we borrowed the final $5.0 million under the Oxford Loan upon achievement of certain clinical milestones. The final borrowing did not have any impact on terms, conditions, representations, warranties, covenants or agreements set forth in the Oxford Loan.

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

As of June 30, 2018, we had market risk exposure related to our cash and cash equivalents. We had cash and cash equivalents of $33.3 million and $40.2 million of debt securities available-for-sale. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.

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

We carry out some of our clinical development and supportive activities in foreign countries and payments may be due in foreign currencies. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the three and six months ended June 30, 2018.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and six months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Financial Condition, Integration and Capital Requirements

We have incurred losses since our inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the six months ended June 30, 2018 and 2017, we reported a net loss of $18.7 million and $22.4 million, respectively. As of June 30, 2018, we had an accumulated deficit of $137.6 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights.*

To the extent that we raise additional capital through the sale of equity, debt or other securities convertible into equity, your ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder such as the Loan and Security Agreement we entered into with Oxford Finance LLC, or Oxford Finance, in December 2016, or the Oxford Loan. This was a $25.0 million debt financing arrangement with Oxford Finance wherein we borrowed the first tranche of $15.0 million upon closing of the debt financing in December 2016. In May 2018, we entered into an amendment to the Oxford Loan and borrowed $5.0 million, or, as amended the Oxford Loan. Our ability to access the final $5.0 million under the Oxford Loan was subject to our ability to achieve certain clinical milestones. In August 2018, we drew the final $5.0 million. The Oxford Loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency.

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

The Oxford Loan provides for up to $25.0 million in term loans due on July 1, 2021, of which all $25.0 million in term loans have been borrowed to date. All of our current and future assets, except for intellectual property, are secured for our borrowings under the Oxford Loan. The Oxford Loan requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Oxford Loan, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable, or to refuse to permit additional borrowings under the Oxford Loan. If we are unable to repay those amounts, the lenders under the Oxford Loan could proceed against the collateral granted to them to secure that debt, which would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the Oxford Loan. We satisfied ourselves that we will have access to future alternate sources of capital, including cash flow from our own operations, equity capital markets or debt capital markets in order to repay any principal borrowed, which we may be unable to do, in which case, our liquidity and ability to fund our operations may be substantially impaired.

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

We currently have one product candidate that is about to enter Phase 3 clinical trials and three Phase 2 development programs focused on three separate indications. We also expanded our pipeline by adding lonafarnib for the treatment of progeria and progeroid laminopathies. For one of our product candidates, ubenimex, data to date has been developed for use in indications other than those that we have rights to or in which we plan to develop the product candidate and most of the data has been developed for a dose lower than in our current studies. In January 2018, we announced that Phase 2 LIBERTY study results for the use of ubenimex in pulmonary arterial hypertension (PAH) demonstrated no improvement overall or in key subgroups for both the primary efficacy endpoint of pulmonary vascular resistance (PVR) and the secondary endpoint of 6-minute walk distance. The company has discontinued development of ubenimex in PAH based on these results.

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

•	delays in obtaining required Institutional Review Board, or IRB, approval at each clinical study site;
•	failure to permit the conduct of a study by regulatory authorities, after review of an investigational new drug, or IND, or equivalent foreign application or amendment;
•	delays in recruiting qualified patients in our clinical studies;
•	failure by clinical sites or our CROs or other third parties to adhere to clinical study requirements or report complete findings;
•	failure to perform the clinical studies in accordance with the FDA’s GCP requirements, or applicable foreign regulatory guidelines;
•	patients dropping out of our clinical studies;
•	occurrence of adverse events associated with our product candidates;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	the cost of clinical studies of our product candidates;
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

As of June 30, 2018, we had 16 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.*

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. Some of the provisions of the Affordable Care Act have yet to be fully implemented, and since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain mandated fees under the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. The Trump administration has also announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for the CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments has been introduced in the Senate, but the future of that bill is uncertain. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation could result in significant changes to the health care system, which may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates, or additional pricing pressures.

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

On December 28, 2016, the lead plaintiff filed a notice to the United States Court of Appeals for the Ninth Circuit appealing the district court’s order dismissing the consolidated amended complaint. On May 5, 2017, the lead plaintiff filed his opening brief. On July 5, 2017, the defendants filed their appellate brief response. On August 18, 2017, the lead plaintiff filed his reply appellate brief. Oral arguments are scheduled to be heard on August 28, 2018 before the Ninth Circuit Court of Appeals.

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

On December 22, 2017, President Trump signed into law new tax legislation, or the Tax Act, which significantly changes the Internal Revenue Code of 1986, as amended, or the Code. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); for net operating losses generated after 2017, limitation of the deduction to 80% of current year taxable income, indefinite carryforward of net operating losses and elimination of net operating loss carrybacks; changes in the treatment of offshore earnings regardless of whether they are repatriated; mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. This annual report does not discuss any such tax legislation or the manner in which it might affect us or our stockholders in the future. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation.

Our net operating loss carryforwards and certain other tax attributes are now subject to limitations.

Our federal and state net operating loss, or NOL, carry-forwards will begin to expire, if not utilized, beginning in 2030 for federal income tax purposes and 2028 for California state income tax purposes. These net operating loss carry-forwards could expire unused and be unavailable to offset future income tax liabilities. While the Tax Act allows for federal net operating losses incurred in 2018 and in future years to be carried forward indefinitely, the deductibility of such federal net operating losses incurred in 2018 and in future years will be limited.  In addition, under the Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss carry-forwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carry-forwards before utilization. Moreover, if a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, or Section 382, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Merger resulted in an ownership change and, accordingly, Celladon’s and Eiger’s NOL carryforwards and certain other tax attributes will be subject to further limitations on their use. We assessed whether Eiger had an ownership change, as defined by Section 382 of the Code, that occurred from our formation through December 31, 2016. Based upon this assessment no reduction was made to the federal and state NOL carryforwards or federal and state tax credit carryforwards under these rules. Additional ownership changes in the future could result in additional limitations on the combined organization’s net operating loss carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. A full valuation allowance has been provided for the entire amount of our remaining net operating losses.

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

10.1	Master Services Agreement, dated April 26, 2018, by and between Eiger BioPharmaceuticals, Inc. and Clinigen Healthcare Ltd.

10.2#	Amendment No. 6 to License Agreement, dated September 2, 2010, by and between Eiger BioPharmaceuticals, Inc. and Merck Sharp & Dohme Corp.

10.3#	Collaboration and Supply Agreement, dated May 15, 2018, by and between Eiger BioPharmaceuticals, Inc. and The Progeria Research Foundation.

10.4	Second Amendment to Loan and Security Agreement, dated May 11, 2018, by and between Eiger BioPharmaceuticals, Inc. and Oxford Finance LLC.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

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

#	Confidential treatment has been requested from the Securities and Exchange Commission for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Eiger BioPharmaceuticals, Inc.

Date: August 10, 2018	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: August 10, 2018	By:	/s/ James Welch
James Welch
Chief Financial Officer
(Principal Financial Officer)