Form 10-Q
period 2018-09-30
Eiger BioPharmaceuticals, Inc.
filed 2018-11-09
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 19,095,526.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,927	$32,035
Debt securities, available-for-sale	48,013	9,744
Prepaid expenses and other current assets	1,864	712
Total current assets	66,804	42,491
Property and equipment, net	185	79
Other assets	389	312
Total assets	$67,378	$42,882
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,517	$3,183
Accrued liabilities	1,459	2,084
Current portion of long term debt	6,565	2,002
Total current liabilities	14,541	7,269
Long term debt, net	18,856	13,091
Other long term liabilities	214	—
Total liabilities	33,611	20,360
Stockholders’ equity:
Common stock	14	11
Additional paid-in capital	188,455	141,320
Accumulated other comprehensive loss	(6)	(3)
Accumulated deficit	(154,696)	(118,806)
Total stockholders’ equity	33,767	22,522
Total liabilities and stockholders’ equity	$67,378	$42,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$13,196	$6,145	$25,080	$21,740
General and administrative	3,643	2,727	9,874	9,195
Total operating expenses	16,839	8,872	34,954	30,935
Loss from operations	(16,839)	(8,872)	(34,954)	(30,935)
Interest expense	(681)	(388)	(1,574)	(1,129)
Interest income	371	98	654	321
Other income (expense), net	5	(8)	(16)	188
Net loss	$(17,144)	$(9,170)	$(35,890)	$(31,555)
Net loss per common share, basic and diluted	$(1.20)	$(1.10)	$(2.92)	$(3.77)
Weighted-average common shares outstanding, basic and diluted	14,255,843	8,372,934	12,290,500	8,366,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(17,144)	$(9,170)	$(35,890)	$(31,555)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale debt securities	8	4	(3)	13
Comprehensive loss	$(17,136)	$(9,166)	$(35,893)	$(31,542)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net loss	$(35,890)	$(31,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34	30
Amortization of debt securities discounts	(257)	(63)
Non-cash interest expense	393	266
Common stock issued under Product Development Agreement	361	—
Stock-based compensation	3,496	3,223
Gain on intellectual property sale	—	(200)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,152)	(202)
Other non-current assets	(77)	77
Accounts payable	3,334	1,528
Accrued and other liabilities	(625)	(1,083)
Other long term liabilities	214	—
Net cash used in operating activities	(30,169)	(27,979)
Investing activities
Purchase of debt securities available-for-sale	(52,265)	(22,533)
Proceeds from maturities of debt securities available-for-sale	14,250	35,525
Proceeds from intellectual property sale	—	200
Purchase of property and equipment	(140)	(44)
Net cash (used in) provided by investing activities	(38,155)	13,148
Financing activities
Proceeds from issuance of common stock upon public offering, net of issuance cost	42,890	—
Proceeds from borrowings in connection with term loan, net of issuance cost	9,935	—
Proceeds from issuance of common stock upon stock option exercises	295	11
Proceeds from issuance of common stock upon ESPP purchase	96	142
Net cash provided by financing activities	53,216	153
Net decrease in cash and cash equivalents	(15,108)	(14,678)
Cash and cash equivalents at beginning of period	32,035	27,756
Cash and cash equivalents at end of period	$16,927	$13,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Eiger BioPharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company committed to bringing to market novel products for the treatment of rare diseases. The Company innovates by developing well characterized drugs acting on newly identified or novel targets in rare diseases. The Company’s mission is to systematically reduce the time and cost of the drug development process to more rapidly deliver important medicines to patients with rare diseases. Lonafarnib is the Company’s lead compound advancing into 1) Phase 3 in a single, pivotal trial to treat Hepatitis Delta Virus (“HDV”) infection by the end of the year, and 2) NDA for the treatment of Hutchinson-Gilford Progeria Syndrome (HGPS or Progeria) in 2019. The Company’s principal operations are based in Palo Alto, California, and it operates in one segment.

Liquidity

As of September 30, 2018, the Company had $16.9 million of cash and cash equivalents, $48.0 million of debt securities available-for-sale, an accumulated deficit of $154.7 million and negative cash flows from operating activities. The Company expects to continue to incur losses for the next several years.

In October 2018, the Company completed an underwritten public offering of 4,830,918 shares of common stock, including 630,120 shares of common stock purchased to the underwriter’s option to purchase additional shares, at an offering price of $10.35 per share. The Company received net proceeds of approximately $48.0 million, after deducting underwriting discounts and commissions. See Note 11.

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

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Options to purchase common stock	2,079,497	1,530,394	2,079,497	1,530,394
Warrants to purchase common stock	10,180	10,180	10,180	10,180
Total	2,089,677	1,540,574	2,089,677	1,540,574

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheet. The new standard will be effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to Leases (Topic 842), which provides entities with an additional transition method. Under ASU No. 2018-11, entities have the option of recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. Additionally, in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Leases (Topic 842), which clarifies how to apply certain aspects of ASU 2016-02. The Company is currently in the process of evaluating the impact that the standard will have on its consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The standard eliminates, modifies and adds disclosure requirements for fair value measurements. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently in the process of evaluating the impact the standard will have on its consolidated financial statements.

3.	Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). At September 30, 2018 and December 31, 2017, the carrying amount of prepaid expenses, accounts payable and accrued liabilities approximated their estimate fair value due to their relatively short maturities. Management believes the terms of long-term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s debt securities consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of September 30, 2018 and December 31, 2017.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market fund	$6,681	$—	$—	$6,681
Corporate debt securities	—	21,722	—	21,722
Commercial paper	—	28,537	—	28,537
Total	$6,681	$50,259	$—	$56,940

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$19,612	$—	$—	$19,612
Corporate debt securities	—	6,501	—	6,501
Commercial paper	—	3,243	—	3,243
Total	$19,612	$9,744	$—	$29,356

There were no financial liabilities as of September 30, 2018 and December 31, 2017.

The following tables summarize the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses (in thousands):

	September 30, 2018
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$6,681	$—	$—	$6,681
Corporate debt securities	—	—	—	—
Commercial paper	2,246	—	—	2,246
Total cash equivalents	$8,927	$—	$—	$8,927
Debt securities:
Corporate debt securities	$21,726	$1	$(5)	$21,722
Commercial paper	26,293	1	(3)	26,291
Total debt securities	$48,019	$2	$(8)	$48,013

	December 31, 2017
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$19,612	$—	$—	$19,612
Total cash equivalents	$19,612	$—	$—	$19,612
Debt securities:
Corporate debt securities	$6,503	$—	$(2)	$6,501
Commercial paper	3,244	—	(1)	3,243
Total debt securities	$9,747	$—	$(3)	$9,744

As of December 31, 2017, the contractual maturity of the available-for-sale debt securities is less than one year. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and nine months ended September 30, 2018, the Company did not recognize any other-than-temporary impairment losses.

4.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Compensation and related benefits	$1,049	$1,262
Contract research costs	196	634
Consulting costs	184	87
Franchise tax	30	56
Contract manufacturing costs	—	4
Other	—	41
Total accrued liabilities	$1,459	$2,084

5.	License, Collaboration and Product Development Agreements

Product Development Agreement

On August 11, 2018, the Company entered into a Product Development Agreement and a First Project Agreement (the “Product Agreements”), pursuant to which the Company will receive development program support services for its hepatitis Delta virus (“HDV”) program. The services are to be provided from July 1, 2018 through the completion of the Phase 3 Clinical Study Reports and the subsequent NDA filing. As consideration, the Company has committed to pay fees of approximately $10.0 million in cash and stock over four years, including approximately $0.8 million for expert consultant fees and pass through costs to vendors, plus certain incentive-based regulatory milestone fees up to $1.0 million. As part of the aggregate payment, the Company issued 115,526 shares of common stock subject to quarterly vesting requirements related to successful performance of the services and achievement of budget timeline set forth in the Product Agreements. The Product Agreements can be terminated by either party due to material breach or by the Company without cause with 90 days prior written notice. As of September 30, 2018, the Company recognized research and development expense of $0.4 million related to the shares issued under the Product Agreements.

Merck License Agreement

On May 15, 2018, the Company entered into an amendment to the license agreement with Merck Sharp & Dohme Corp. (“Merck”) dated September 2, 2010, as amended, which provides for expansion of the existing exclusively licensed field of use under the license agreement with Merck to include all uses of lonafarnib related to the treatment of Hutchinson-Gilford Progeria Syndrome (“HGPS” or “Progeria”) in humans at no cost to the Company. The Company has the sole responsibility and the continuing obligation for the manufacture and supply of lonafarnib to The Progeria Research Foundation (“PRF”). Merck will not receive milestone payments in relation to lonafarnib for the treatment of progeria and progeroid laminopathies or any royalty payments for sales of a specified quantity of lonafarnib to treat the currently estimated progeria and progeroid laminopathies patient population worldwide.

Progeria Research Foundation (PRF) Collaboration Agreement

On May 15, 2018, the Company entered into a Collaboration and Supply Agreement (the “PRF Collaboration Agreement”) with PRF. Under the PRF Collaboration Agreement, the parties agreed to collaborate with respect to the development and pursuit of regulatory approval of lonafarnib for the treatment of progeria and progeroid laminopathies in humans. PRF granted the Company a non-exclusive, world-wide, royalty-free, sub-licensable license pertaining to all intellectual property and data controlled by PRF to prepare and file any new drug application (“NDA”) for a product containing lonafarnib for progeria and progeroid laminopathies. The Company is obligated to: (i) exclusively supply lonafarnib to PRF for use in clinical trials and non-clinical research in progeria and progeroid laminopathies at the Company’s expense, (ii) prepare and be the sponsor of any NDA submission for lonafarnib for the treatment of progeria and progeroid laminopathies to the FDA, (iii) use commercially reasonable efforts to file a NDA for progeria and progeroid laminopathies by a specified date, (iv) submit a rare pediatric disease designation and a request for expedited approval in connection with a NDA filing, (v) establish a patient support program in progeria and progeroid laminopathies, and (vi) use commercially reasonable efforts to develop a pediatric formulation of lonafarnib for use in progeria and progeroid laminopathies.

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

Clinigen Master Service Agreement

On April 26, 2018, the Company entered into a master service agreement with Clinigen Healthcare Ltd. (“Clinigen”) in anticipation of its obligations under the PRF Collaboration Agreement to establish an Expanded Access Program for children with progeria and progeroid laminopathies. On May 23, 2018, the Company entered into the first statement of work (“SOW”) under the agreement. Pursuant to the SOW, Clinigen became an authorized non-exclusive worldwide distributor of lonafarnib, the unlicensed pharmaceutical product (the “Product”). The Company is responsible for supply of the Product to Clinigen, and Clinigen is responsible for providing the Product to patients as part of the patient support program. Clinigen is also obligated to set up, manage and close-out the patient support program. The agreement will continue on a country-by-country basis until the Product is commercially available in that country.

6.	Debt

In December 2016, the Company entered into an aggregate $25.0 million loan with Oxford Finance LLC (the “Oxford Loan”) and borrowed $15.0 million (“Tranche A”). The loan matures on July 1, 2021. In May 2018, the Company entered into an amendment to the Oxford Loan (the “Amendment”) and borrowed $5.0 million (“Amended Tranche B”). On August 3, 2018, the Company borrowed the remaining $5.0 million (“Amended Tranche C”) under the Oxford Loan.

The Oxford Loan bears interest at a floating rate per annum equal to the greater of either the 30-day U.S. Dollar LIBOR reported in the Wall Street Journal plus 6.41% or 6.95%. Commencing on the first day of the month following the funding of Tranche A, the Company is required to repay the Tranche A in 18 monthly interest only payments, and starting on August 1, 2018, 36 equal monthly payments of principal and interest. Upon the receipt of Amended Tranche B, the interest only period for borrowed funds was extended by six months until February 1, 2019, followed by 30 equal monthly payments of principal plus accrued interest. At the time of final payment, the Company is required to pay an exit fee of 7.5% of the original principal balance of each tranche, which will be $1.1 million for Tranche A, $0.4 million for Amended Tranche B and $0.4 million for Amended Tranche C. In addition, at the time of final payment of Amended Tranche B, the Company is required to pay an additional exit fee of $0.1 million. The Company recorded as a liability and debt discount the exit fee at the origination of the term loan. In addition, the Company incurred loan origination fees and debt issuance costs of $0.4 million which were recorded as a direct deduction from the carrying amount of the related debt liability. The Company is also required to pay a 5.0% success fee within 30 days following the FDA’s approval of the Company’s first product. This fee is enforceable within 10 years from the funding of Tranche A. In connection with the execution of the Loan Agreement, the Company agreed to certain customary representations and warranties.

The loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If the Company is unable to comply with these covenants or if the Company defaults on any portion of the outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement. The Company was in compliance with the terms under the Oxford Loan as of September 30, 2018 and December 31, 2017.

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

The Company accounts for the amortization of the debt discount utilizing the effective interest method. The Company recorded interest expense of $0.7 million and $1.6 million for the three and nine months ended September 30, 2018. Long-term debt and unamortized discount balances are as follows (in thousands):

	September 30,	December 31,
	2018	2017
Face value of long term debt	$25,000	$15,000
Exit fee	1,960	1,125
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(1,539)	(1,032)
Total long term debt	25,421	15,093
Less: current portion of long term debt	(6,565)	(2,002)
Long term debt, net	$18,856	$13,091

7.	Stock-Based Compensation

The following table summarizes stock option activity under the Company’s stock-based compensation plan during the nine months ended September 30, 2018 (in thousands, except option and share data):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	799,375	1,467,051	$12.70	8.41	$4,511
Additional options authorized	526,330
Granted	(867,500)	867,500	$10.34
Exercised		(39,780)	$7.45
Canceled and forfeited	215,274	(215,274)	$13.36
Outstanding as of September 30, 2018	673,479	2,079,497	$11.75	8.33	$4,243
Vested and exercisable as of September 30, 2018		842,968	$12.62	7.66	$2,080

During the three and nine months ended September 30, 2018, the Company granted employees stock options for zero and 799,500 shares, respectively. The weighted-average grant date fair value of these options was $7.50 for the nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, the Company granted employees stock options for 56,000 and 579,700 shares, respectively. The weighted-average grant date fair value of these options was $7.45 and $7.66 for the three and nine months ended September 30, 2017, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected term (in years)	—	5.77-6.08	5.27-6.08	5.27-6.08
Volatility	—	79.0%	84.0%-84.5%	79.0%-80.0%
Risk free interest rate	—	1.93%-2.01%	2.35%-2.68%	1.63%-2.23%
Dividend yield	—	—	—	—

Stock-Based Compensation Expense

Total stock-based compensation expense recognized for options granted was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$344	$273	$1,138	$771
General and administrative	828	680	2,358	2,452
Total	$1,172	$953	$3,496	$3,223

As of September 30, 2018, the total unrecognized compensation expense related to unvested options was $9.7 million, which the Company expects to recognize over an estimated weighted average period of 2.8 years.

8.	Income Taxes

The tax expense for the three and nine months ended September 30, 2018 was zero due to the Company’s loss position and full valuation allowance. This is consistent with the zero-tax expense for the three and nine months ended September 30, 2017.

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

On December 28, 2016, the lead plaintiff filed a notice to the United States Court of Appeals for the Ninth Circuit appealing the district court’s order dismissing the consolidated amended complaint. On May 5, 2017, the lead plaintiff and appellant filed his opening appellate brief. On July 5, 2017, defendants filed their answering appellate brief response. The Plaintiff subsequently filed their response to the Company’s July 5, 2017 filing on August 19, 2017. Oral arguments were heard on August 28, 2018 before the Ninth Circuit Court of Appeals, and on September 17, 2018, the court ruled that the lower court ruling was re-affirmed. The plaintiff had two weeks to file a petition for a rehearing and such filing was not made within the allowed time, effectively terminating the shareholder lawsuit.

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

There were no other changes in commitments and contingencies during the three and nine months ended September 30, 2018.

11. Subsequent Events

In October 2018, the Company completed an underwritten public offering of 4,830,918 shares of common stock, including 630,120 shares of common stock purchased to the underwriter’s option to purchase additional shares, at an offering price of $10.35 per share. The Company received net proceeds of approximately $48.0 million, after deducting underwriting discounts and commissions.

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

Overview

We are a clinical stage biopharmaceutical company focused on bringing to market novel product candidates for the treatment of rare diseases. Since our founding in 2008, we have worked with investigators at Stanford University and Boston Children’s Hospital and have evaluated a number of well-characterized development candidates, previously in development at other pharmaceutical companies, to comprise a pipeline of novel product candidates for rare diseases.

Lonafarnib is our lead compound that we expect to advance into Phase 3 with a single pivotal trial to treat Hepatitis Delta Virus, or HDV, infection and for which we expect to file an NDA for the treatment of Hutchinson-Gilford Progeria Syndrome, known as HGPS or progeria, and progeroid laminopathies in 2019. In addition, we recently announced positive Phase 2 data with pegylated interferon lambda for HDV infection and avexitide for post-bariatric hypoglycemia. All our programs address distinct rare diseases.

Our programs have several aspects in common: the disease targets represent conditions of high unmet medical need with no approved therapies; the therapeutic approaches are supported by an understanding of disease biology and mechanism as elucidated by our academic research relationships; prior clinical experience with the product candidates guides an understanding of safety; and the development paths leverage the experience and capabilities of our experienced, commercially-focused management team.

Recent Developments

Rare Pediatric Disease Designation for Lonafarnib in the Treatment of Progeria and Progeroid Laminopathies

On October 22, 2018, we announced that the U.S. Food and Drug Administration, or FDA, granted Rare Pediatric Disease, or RPD, designation to lonafarnib in the treatment of progeria and progeroid laminopathies. RPD designation enables priority review voucher, or PRV, eligibility upon U.S. market approval of lonafarnib for these ultra-rare and fatal genetic conditions characterized by accelerated aging in children. We are collaborating with The Progeria Research Foundation, or PRF, and we plan to submit a new drug application, or NDA, in 2019. There is currently no approved treatment for progeria or progeroid laminopathies.

The Priority Review Voucher Program is focused on encouraging development of therapies to prevent and treat rare pediatric diseases. If lonafarnib is approved by the FDA for progeria and progeroid laminopathies, the RPD designation qualifies Eiger, as the therapeutic sponsor, for the PRV upon marketing approval. The voucher, which can be sold or transferred to another entity, can be used by the holder to receive priority review for a future NDA or biologics license application submission, which reduces the FDA submission review time from ten to six months. Pursuant to our collaboration and Supply Agreement with PRF, we will equally share with PRF any proceeds from the monetization of any PRV that we may receive for lonafarnib for the treatment of progeria and progeroid laminopathies to support future progeria research.

Phase 2 LIMT Study

On October 17, 2018, we announced positive data with Pegylated Interferon Lambda, or Lambda, in our Phase 2 LIMT HDV (Lambda Interferon MonoTherapy in Hepatitis Delta Virus) Study. LIMT HDV enrolled a total of 33 patients, randomized to Lambda 180 µg (N=16) or Lambda 120 µg (N=17), respectively, with weekly subcutaneous injections for 48 weeks in patients with chronic HDV. Lambda is a first in class, type III interferon, in development for the treatment of HDV.

At Week 48, patients in the 180 µg Lambda treated group experienced a -2.4 log10 mean decline in HDV-RNA, with 6 of 10 (60%) experiencing 2log10 decline, 4 of 10 (40%) patients were HDV-RNA negative at end of treatment. At Week 48, patients in the 120 µg Lambda treated group experienced a -1.5 log10 mean decline in HDV RNA, with 6 of 14 (42.9%) experiencing 2log10 decline, 2 of 14 (14.3%) patients were HDV-RNAnegative at end of treatment. The most common adverse events included mild to moderate flu-like symptoms and elevated transaminase levels.

Phase 2 PREVENT Study

On October 16, 2018, we announced positive results from our Phase 2 PREVENT study, which is a multi-center, placebo-controlled study investigating the safety and durability of effect of 28-day dosing of subcutaneous, or SC, avexitide (formerly known as exendin 9-39) in post-bariatric surgical patients who experience dangerously low, postprandial blood glucose levels known as post-bariatric hypoglycemia, or PBH. Avexitide is a first in class glucagon-like peptide-1, or GLP-1, antagonist in development for PBH as a convenient, novel liquid formulation for SC administration. PBH is an orphan disease with a high unmet medical need and no approved pharmacologic therapy.

Eighteen patients with refractory, severe PBH were enrolled across five U.S. academic centers and dosed as outpatients in the PREVENT study. All patients received placebo subcutaneous injections for 14 days in a single-blinded manner followed by avexitide subcutaneous injections of 30 mg twice daily, or BID, injections for 14 days and 60 mg once daily, or QD, injections for 14 days, for a total of 28 days active dosing, in a double-blinded to dose, cross-over design.

The primary efficacy endpoint of improved postprandial glucose nadir during mixed meal tolerance testing, or MMTT, was achieved with statistical significance with avexitide 30 mg BID (57.1 vs 47.1 mg/dL; p = 0.001) and 60 mg QD (59.2 vs 47.1 mg/dL; p = 0.0002), and with fewer participants requiring glycemic rescue during each of the active dosing regimens than during placebo dosing. The secondary endpoint of reduced postprandial insulin peak during MMTT was also statistically significant with avexitide 30 mg BID (349.5 vs 454.5 µIU/mL; p < 0.03) and 60 mg QD (357.2 vs 454.5 µIU/mL; p = 0.04).

Metabolic and clinical improvements were also monitored during each patients’ daily routine in the outpatient setting and assessed by electronic diary and continuous glucose monitoring, or CGM. Patients experienced fewer episodes of hypoglycemia (hypoglycemia symptoms confirmed by self-blood glucose monitor, or SBGM, concentrations of <70 mg/dL) and severe hypoglycemia (neuroglycopenic symptoms confirmed by SBGM concentrations <55 mg/dL) during both dosing regimens of avexitide as compared to placebo. These results were corroborated by CGM data.

Avexitide was well-tolerated. There were no treatment-related serious adverse events and no participant withdrawals. Adverse events were typically mild to moderate in severity. The most common adverse events were injection site bruising, nausea, and headache, all of which occurred with lower frequency during avexitide dosing periods than during the placebo dosing period.

Phase 2 ULTRA Study

On October 16, 2018, we also announced results from our Phase 2 ULTRA study in primary and secondary lymphedema of the lower limb, which demonstrated no improvement of ubenimex over placebo in the primary endpoint of skin thickness and secondary endpoints of limb volume and bioimpedance. No safety signals attributed to ubenimex were identified.

Topline analysis suggests select, individual patient responses, which clinical investigators believe warrant further exploration. We currently plan no additional clinical work for ubenimex but will support any additional investigator analyses and will reevaluate if future findings suggest any potential pathway forward. We expect that we would only pursue such an option through a strategic partnership.

Notice of Allowance for Lonafarnib Patent Claims in HDV

On July 31, 2018, we announced the receipt of the Notice of Allowance from the United States Patent and Trademark Office for U.S. patent application number 15/335,327, entitled “Treatment of Hepatitis Delta Virus Infection.” The allowed claims cover a broad range of doses and durations of lonafarnib boosted with ritonavir. Lonafarnib is an oral, small molecule farnesyl transferase inhibitor in development for the treatment of HDV infection.

This Notice of Allowance concludes substantive examination of the patent application and after administrative processes are completed, is expected to result in the issuance of a U.S. patent with a term extending to 2035. We are pursuing additional claims with continuation applications.

In January 2018, we announced that Phase 2 LIBERTY study results in pulmonary arterial hypertension or PAH demonstrated no improvement overall or in key subgroups. On October 16, 2018, we announced results from our Phase 2 ULTRA study in primary and secondary lymphedema of the lower limb, demonstrated no improvement of ubenimex over placebo in the primary endpoint of skin thickness and secondary endpoints of limb volume and bioimpedance. The company discontinued development of ubenimex in both PAH and lymphedema based on these results.

We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception and we do not anticipate that we will achieve profitability in the near term. Our net losses were $35.9 million and $31.6 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $154.7 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

The largest component of our operating expenses has historically been the investment in manufacturing capabilities, and research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product candidates:
Lonafarnib HDV	$6,857	$715	$10,663	$3,105
Ubenimex Lymphedema (terminated in October 2018)	1,563	500	2,356	1,359
Avexitide PBH	939	721	2,282	2,540
Lambda HDV	666	719	1,755	2,141
Ubenimex PAH (terminated in January 2018)	225	1,994	1,653	7,633
Progeria	1,375	—	1,419	—
Internal research and development costs	1,571	1,496	4,952	4,962
Total research and development expense	$13,196	$6,145	$25,080	$21,740

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

There have been no material changes to our critical accounting policies during the nine months ended September 30, 2018 as compared to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,		$	%
	2018	2017	Change	Change
Operating expenses:
Research and development	$13,196	$6,145	$7,051	115%
General and administrative	3,643	2,727	916	34%
Total operating expenses	16,839	8,872	7,967	90%
Loss from operations	(16,839)	(8,872)	(7,967)
Interest expense	(681)	(388)	(293)	76%
Interest income	371	98	273	279%
Other income (expense), net	5	(8)	13	*
Net loss	$(17,144)	$(9,170)	$(7,974)	87%

*Percentage not meaningful

Research and development expenses

Research and development expenses increased by $7.1 million to $13.2 million for the three months ended September 30, 2018, from $6.1 million for the same period in 2017. The increase was primarily due to a $7.2 million increase in consulting fees and clinical expenditures related to an increase in program activity, and a $0.1 million increase in stock-based compensation expense due to a higher level of stock-based compensation expense in the third quarter of 2018, which was partially offset by a $0.2 million decrease in milestone payments to Stanford University inventors as there were no such payments in the third quarter of 2018.

General and administrative expenses

General and administrative expenses increased by $0.9 million to $3.6 million for the three months ended September 30, 2018, from $2.7 million for the same period in 2017. The increase was primarily due to a $0.5 million increase in legal, consulting, advisory and accounting services, a $0.2 million increase in stock-based compensation expense and a $0.1 million increase in compensation and personnel related expenses due to changes in head count and a higher level of stock-based compensation expense in the third quarter of 2018, and a $0.1 million increase in facility and insurance expenses related to the new office lease.

Interest expense

Interest expense increased by $0.3 million to $0.7 million for the three months ended September 30, 2018 from $0.4 million for the same period in 2017. Interest expense primarily increased due to the draw of additional $10.0 million under the Oxford Loan in the second and third quarters of 2018.

Interest income

Interest income increased by $0.3 million to $0.4 million for the three months ended September 30, 2018 from $0.1 million for the same period in 2017. The increase was primarily due to an increase in the interest earned on our investments in debt securities and cash equivalents in 2018 as compared to 2017.

Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,		$	%
	2018	2017	Change	Change
Operating expenses:
Research and development	$25,080	$21,740	$3,340	15%
General and administrative	9,874	9,195	679	7%
Total operating expenses	34,954	30,935	4,019	13%
Loss from operations	(34,954)	(30,935)	(4,019)
Interest expense	(1,574)	(1,129)	(445)	39%
Interest income	654	321	333	104%
Other (expense) income, net	(16)	188	(204)	*
Net loss	$(35,890)	$(31,555)	$(4,335)	14%

*Percentage not meaningful

Research and development expenses

Research and development expenses increased by $3.4 million to $25.1 million for the nine months ended September 30, 2018 from $21.7 million compared the same period in 2017. The increase was primarily due to a $3.8 million increase in clinical expenditures related to an increase in program activity, and a $0.4 million increase in stock-based compensation expense due to options granted in 2018. The increase was partially offset by a $0.3 million decrease in consulting fees, a $0.3 million decrease in compensation and personnel related expenses due to changes in headcount, and a $0.2 million decrease in milestone payments as there were no payments to Stanford University inventors.

General and administrative expenses

General and administrative expenses increased by $0.7 million to $9.9 million for the nine months ended September 30, 2018 from $9.2 million for the same period in 2017. The increase was primarily due to a $0.3 million increase in facility and insurance expenses related to the new office lease, a $0.2 million increase in compensation and related expenses due to higher salaries and benefits in 2018, and a $0.2 million increase in legal, consulting, advisory and accounting services.

Interest expense

Interest expense increased by $0.5 million to $1.6 million for the nine months ended September 30, 2018 from $1.1 million for the same period in 2017. Interest expense primarily increased due to the draw of additional $10.0 million under the Oxford Loan in the second and third quarters of 2018.

Interest income

Interest income increased by $0.3 million to $0.6 million for the nine months ended September 30, 2018 from $0.3 million for the same period in 2017. The increase was primarily due to an increase in the interest earned on our investments in debt securities and cash equivalents in 2018 as compared to 2017.

Other (expense) income, net

Other (expense) income, net in 2017 primarily consisted of the payment received from Theragene for MYDICAR sale, and there was no such income earned for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2018, we had $16.9 million of cash and cash equivalents, $48.0 million of debt securities available-for-sale and an accumulated deficit of $154.7 million. We believe that the currently available resources will be sufficient to fund our operations for at least the next 12 months following the issuance date of these unaudited condensed consolidated financial statements. However, if our anticipated operating results are not achieved in future periods, we believe that planned expenditures may need to be reduced or we would be required to raise funding in order to fund our operations.

In October 2018, we completed an underwritten public offering of 4,830,918 shares of common stock, including 630,120 shares of common stock purchased to the underwriter’s option to purchase additional shares, at an offering price of $10.35 per share. We received net proceeds of approximately $48.0 million, after deducting underwriting discounts and commissions.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(30,169)	$(27,979)
Net cash (used in) provided by investing activities	(38,155)	13,148
Net cash provided by financing activities	53,216	153
Net decrease in cash and cash equivalents	$(15,108)	$(14,678)

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2018 was $30.2 million, consisting of a net loss of $35.9 million and amortization of the debt securities discount of $0.3 million, which was partially offset by stock-based compensation expense of $3.5 million, expense related to the vesting of common stock issued under the Product Development Agreement of $0.4 million, and non-cash interest expense of $0.4 million. Additionally, cash used in operating activities reflected changes in net operating assets primarily due to a $3.5 million increase in accounts payable and other long-term liabilities, which was partially offset by a $1.2 million increase in prepaid expenses and other current assets, and a $0.6 million decrease in accrued and other liabilities.

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

Cash flows from investing activities

Cash used in investing activities was $38.2 million for the nine months ended September 30, 2018 consisted of $52.3 million purchases of debt securities and $0.1 million purchases of property and equipment, which was partially offset by $14.2 million proceeds from maturities of debt securities.

Cash provided by investing activities was $13.1 million for the nine months ended September 30, 2017, and primarily consisted of $35.5 million proceeds from maturities of debt securities and $0.2 million proceeds from MYDICAR sale, which was partially offset by $22.5 million purchase of debt securities.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2018 consisted of $42.9 million of net proceeds from the issuance of common stock upon public offering, $9.9 million of net proceeds from borrowings in connection with the Oxford Loan, $0.3 million of proceeds from the issuance of common stock upon stock option exercises, and $0.1 million of proceeds from the purchases of common stock under our ESPP.

Cash provided by financing activities for the nine months ended September 30, 2017 primarily consisted of proceeds from the purchase of common stock under our ESPP.

Contractual Obligations and Other Commitments

Our contractual obligations as of September 30, 2018 are the same as of December 31, 2017, except for the following additional obligations:

•

On May 11, 2018, we entered into an amendment to the Oxford Loan and borrowed $5.0 million (“Amended Tranche B”). In accordance with Oxford Loan, upon the receipt of Amended Tranche B, the interest only period for borrowed funds was extended by six months until February 1, 2019, followed by 30 equal monthly payments of principal plus accrued interest.

•

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

As of September 30, 2018, we had market risk exposure related to our cash and cash equivalents. We had cash and cash equivalents of $16.9 million and $48.0 million of debt securities available-for-sale. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.

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

We carry out some of our clinical development and supportive activities in foreign countries and payments may be due in foreign currencies. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the three and nine months ended September 30, 2018.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and nine months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Financial Condition, Integration and Capital Requirements

We have incurred losses since our inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the nine months ended September 30, 2018 and 2017, we reported a net loss of $35.9 million and $31.6 million, respectively. As of September 30, 2018, we had an accumulated deficit of $154.7 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including manufacturing of clinical supplies, conducting clinical studies and providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and debt facilities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect losses to increase as we advance our four clinical development programs for potentially three indications. In addition, at our meetings with the FDA throughout 2018, the FDA confirmed that a single, 400 patient pivotal study would be required for the filing of an NDA with the FDA and would need significant additional resources in order to fund such potential pivotal study. While we have not yet commenced pivotal clinical studies for any product candidate and it may be several years, if ever, before we complete pivotal clinical studies and have a product candidate approved for commercialization, we expect to invest significant funds into these clinical candidates to advance these compounds to potential regulatory approval.

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
•

identify, educate and develop potential commercial opportunities, such as lonafarnib for HDV, lonafarnib for the treatment of progeria and progeroid lamnipathies, Lambda for HDV, and avexitide for PBH;

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights.*

To the extent that we raise additional capital through the sale of equity, debt or other securities convertible into equity, your ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder such as the Loan and Security Agreement we entered into with Oxford Finance LLC, or Oxford Finance, in December 2016, or the Oxford Loan. This was a $25.0 million debt financing arrangement with Oxford Finance wherein we borrowed the first tranche of $15.0 million upon closing of the debt financing in December 2016. In May 2018, we entered into an amendment to the Oxford Loan and borrowed $5.0 million, or, as amended the Oxford Loan. In August 2018, we drew the final $5.0 million upon achievement of certain clinical milestones. The Oxford Loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency.

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

We currently have one product candidate that is about to enter Phase 3 clinical trials and two Phase 2 development programs focused on two separate indications. We also expanded our pipeline by adding lonafarnib for the treatment of progeria and progeroid laminopathies. For one of our product candidates, ubenimex, data to date has been developed for use in indications other than those that we have rights to or in which we plan to develop the product candidate and most of the data has been developed for a dose lower than in our current studies.

In January 2018, we announced that Phase 2 LIBERTY study results in pulmonary arterial hypertension (PAH) demonstrated no improvement overall or in key subgroups. On October 16, 2018, we announced results from our Phase 2 ULTRA study in primary and secondary lymphedema of the lower limb, demonstrated no improvement of ubenimex over placebo in the primary endpoint of skin thickness and secondary endpoints of limb volume and bioimpedance. The company discontinued development of ubenimex in both PAH and lymphedema based on these results.

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

In addition, only one of our product candidates has advanced into a pivotal study for our proposed indications. However, it may be years before such studies are initiated and completed, if at all. In October 2018, the FDA granted Rare Pediatric Disease, or RPD, designation to lonafarnib in the treatment of progeria and progeroid laminopathies. RPD designation enables priority review voucher, or PRV, eligibility upon U.S. market approval of lonafarnib for these ultra-rare and fatal genetic conditions characterized by accelerated aging in children. We are collaborating with The Progeria Research Foundation, or PRF, and we plan to submit a new drug application, or NDA, in 2019.

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

Our approach to identifying and developing product candidates depends, in large part, on our ability to obtain orphan drug designation from regulatory authorities in major markets. Without the potential protection of this regulatory exclusivity upon approval, many of our product candidates would otherwise not justify investment. While we assess the potential for obtaining orphan drug designation at the time that we contemplate the acquisition of product candidates and we intend to timely file for such designation, there can be no assurance that we will obtain orphan drug designation or be able to successfully meet the regulatory requirements to maintain that designation with the planned clinical trials for our product candidates. Failure to obtain orphan drug designation would make our product candidates significantly less competitive and potentially not viable investments for further development. Although we already obtained orphan drug designation for some of our product candidates in multiple targeted indications, failure to demonstrate significant benefit over existing approved drugs in pivotal clinical trials may lead to marketing approval but without qualifying for orphan drug protection in some regions, such as in Europe.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product candidate may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. We will be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities.

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

With respect to our lonafarnib program, we procured an inventory of product from Merck to supply our initial clinical study needs. In 2016, we transferred the manufacturing of drug substance and drug product to our third-party contractors. These vendors have successfully made GMP batches for our future clinical studies. With respect to our Lambda program, as part of the license agreement, we obtained a substantial inventory of product from BMS sufficient to initiate our clinical trials. In 2017, we transferred the manufacturing technology to our third-party vendors.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies that may compete with our product candidates. For example, we have competitors both in the United States and internationally, including multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include Gilead Sciences, Merck, Roche, Holding AG, Actelion Pharmaceuticals US, Inc., Johnson & Johnson, Replicor, Inc., Myr, Arrowhead Pharmaceuticals, Novartis International AG, Zealand Pharmaceuticals and Xeris Pharmaceuticals as well as other smaller companies or biotechnology startups and large multinational pharmaceutical companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring, or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization, and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

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

Patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend the patent or data exclusivity terms of products. With respect to lonafarnib, Lambda and avexitide, a substantial portion of the potential commercial opportunity will likely rely on patent term extensions, and we cannot provide any assurances that any such patent term extensions will be obtained and, if so, for how long. As a result, we may not be able to maintain exclusivity for our products for an extended period after regulatory approval, which would negatively impact our business and results of operations. If we do not have sufficient patent terms or regulatory exclusivity to protect our products, our business and results of operations will be adversely affected.

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

As of September 30, 2018, we had 16 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

10.1#	Product Development Agreement, dated July 1, 2018, by and between Eiger BioPharmaceuticals, Inc. and RRD International, LLC.

10.2	Common Stock Purchase Agreement, dated September 19, 2018, by and between Eiger BioPharmaceuticals, Inc. and RRD International, LLC.

10.3#	Product Assignment 1, dated July 1, 2018, by and between Eiger BioPharmaceuticals, Inc. and RRD International, LLC.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

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

Eiger BioPharmaceuticals, Inc.

Date: November 9, 2018	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: November 9, 2018	By:	/s/ James Welch
James Welch
Chief Financial Officer
(Principal Financial Officer)