Form 10-K
period 2018-12-31
Eiger BioPharmaceuticals, Inc.
filed 2019-03-14
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission file number 001-36183

Eiger BioPharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0971591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2155 Park Boulevard, Palo Alto, CA	94306
(Address of principal executive offices)	(Zip Code)

(650) 272 6138

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2018 totaled approximately $122,624,067 based on the closing price of $12.20 as reported by the NASDAQ Global Market.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 11, 2019 was 19,260,443.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2019 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2018.

Eiger BioPharmaceuticals, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2018

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
•

our ability and the time required to obtain and maintain regulatory approval for lonafarnib, lonafarnib boosted with ritonavir, peginterferon lambda (Lambda), and avexitide (formerly known as exendin 9-39), and any of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•

our ability to obtain funding for our operations, including funding necessary to file a new drug application or NDA, file a marketing authorization application or MAA, and complete all clinical trials that may potentially be required to file for regulatory approval, for any of our product candidates;

•

the commercialization of our product candidates, if approved, including whether commercializing lonafarnib for use in the progeria and progeroid laminopathies indications would result in receipt of a priority review voucher or otherwise be cash flow positive as a program for us;

•	our plans to research, develop and commercialize our product candidates;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	our ability to obtain favorable reimbursement and pricing and the rate and degree of market acceptance of our product candidates;
•	our ability to manufacture product necessary to support regulatory approvals and timely meet commercial requirements;
•	regulatory developments in the United States and foreign countries;
•	the performance of our third-party suppliers and manufacturers;
•	the success of competing therapies that are or may become available;
•	our ability to attract and retain key scientific or management personnel;
•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

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

Overview

Eiger is a late-stage biopharmaceutical company focused on the development and commercialization of well-characterized drugs for life-threatening, rare and ultra-rare diseases with high unmet medical needs and no approved therapies. Eiger has reported positive proof-of-concept clinical results in four programs: lonafarnib boosted with ritonavir, peginterferon, lambda, avexitide, and lonafarnib monotherapy, all with first-in-class drugs, now advancing into submission for regulatory approvals or Phase 3 clinical development.

Eiger’s lead program is in Phase 3, developing lonafarnib, a first-in-class prenylation inhibitor for the treatment of Hepatitis Delta Virus (HDV) infection. The company is also preparing an NDA and MAA with plans to submit in 2019 for lonafarnib in the treatment of Hutchinson-Gilford Progeria Syndrome (HGPS or Progeria) and Progeroid Laminopathies. In addition, we recently announced positive Phase 2 data with peginterferon lambda for HDV infection and avexitide for post-bariatric hypoglycemia (PBH).

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

Our pipeline overview is illustrated below. As discussed above, prior clinical experience by our licensors with the product candidates has supported and guided our understanding of safety in advancing these products in our clinical development programs. Specifically, we in-licensed lonafarnib from Merck Sharp & Dohme Corp, or Merck, in 2010 and licensed peginterferon lambda from Bristol-Myers Squibb, or BMS, in April 2016. We have relied upon Merck’s and BMS’ prior Phase 1/2/3 clinical data, manufacturing and experience with these two molecules to proceed directly into Phase 2 clinical trials following authorization by the U.S. Food and Drug Administration, or FDA, and will rely on that data and information to support potentially pivotal clinical trials and any filings for regulatory approvals.

Note: All dates represent our current expectations. Actual timing may vary.

Our product candidate pipeline includes four programs, all advancing toward Phase 3 or regulatory submissions for approval:

1.	Lonafarnib (LNF) in Hepatitis Delta Virus (HDV)

Lonafarnib, or LNF, is a well-characterized, orally bioavailable, first-in-class farnesylation inhibitor in Phase 3 clinical trials for HDV infection and is our most advanced program. HDV is the most severe form of viral hepatitis for which there is currently no approved therapy. Chronic HDV infection can lead to a rapid progression to liver cirrhosis, a greater likelihood of developing liver cancer, and has the highest fatality rate of all the chronic hepatitis infections.

We in-licensed LNF from Merck in 2010. LNF is a small molecule that blocks the production of HDV virus particles by inhibiting a key step, called farnesylation, in the virus life cycle. We have completed Phase 2 studies in 129 HDV-infected patients dosed with LNF across five international clinical trials. LNF has demonstrated dose-related activity in reducing HDV viral load both as a monotherapy and in combination with other agents. Phase 2 studies have identified two lonafarnib-based regimens that can achieve clinically meaningful composite endpoints of HDV RNA decline ≥ 2 logs from baseline and normalized alanine aminotransferase, or ALT, a key liver enzyme, at Week 24: all-oral regimen of LNF 50 mg boosted with ritonavir (RTV) twice daily and combination regimen of LNF boosted with RTV combined with PEG IFN-alfa-2a. Predominantly grade 1 gastrointestinal (GI) adverse events (AE) were observed in Phase 2 amongst per-protocol treated patients. Forty-eight-week dosing will be explored in Phase 3 and is expected to improve outcomes.

Our Phase 3 study is a single, pivotal, international trial called D-LIVR that is designed to support U.S. regulatory approval. D-LIVR has the potential to generate data for two lonafarnib-based ritonavir-boosted regimens for approval.  An all-oral arm of LNF boosted with RTV and a combination arm of LNF boosted with RTV combined with PEG IFN-alfa-2a will each be compared to placebo in the Phase 3 D-LIVR study. The first site was initiated in December 2018, and we plan to complete enrollment (n=400) in 2019.

LNF for the treatment of HDV infection has been granted Orphan Drug designation by the FDA, and European Medicines Agency, or EMA, Fast Track and Breakthrough Therapy designation by FDA and PRIME designation by EMA. The potential market for HDV therapies in the United States and Western Europe is growing due to increased migration from regions where the disease is endemic, primarily from Eastern Europe, the Middle East and Asia.

2.	Peginterferon Lambda (Lambda) in HDV

Peginterferon lambda, or Lambda, is our second program treating HDV. Lambda is a well-characterized, late-stage, first in class, type III interferon, or IFN, that stimulates immune responses that are critical for the development of host protection during viral infections. Lambda targets type III IFN receptors which are distinct from the type I IFN, receptors targeted by IFN-alfa. These type III receptors are highly expressed on hepatocytes with limited expression on hematopoietic and central nervous system cells, which has been demonstrated to reduce the off-target effects associated with other IFNs and improve the tolerability of Lambda. Although Lambda does not use the IFN-alfa receptor, signaling through either the IFN-lambda or IFN-alfa receptor complexes results in the activation of the same Jak-STAT signal transduction cascade.

We licensed worldwide rights to Lambda from BMS in April 2016. Lambda has been administered in clinical trials involving over 3,000 patients infected with the Hepatitis B Virus, or HBV, or Hepatitis C Virus, or HCV. Lambda has not been approved for any indication. We plan to develop Lambda as a monotherapy and /or in a combination therapy with LNF + RTV. We completed a Phase 2 Lambda monotherapy study in 33 HDV-infected patients at four international sites and reported end of treatment data in October 2018. End of study data will be reported in April 2019. In August 2018, we initiated enrollment of a Phase 2 Lambda combination study with LNF boosted with RTV at the National Institutes of Health’s National Institute of Diabetes and Digestive and Kidney Diseases (NIDDK) (n=26). End of treatment data is expected in the fourth quarter of 2019.

In July 2017, the FDA granted Fast Track designation for Lambda as a potential treatment for HDV infection, and in September 2017, the FDA granted Orphan Drug designation for Lambda for the treatment of HDV infection.

3.	Lonafarnib (LNF) in Progeria and Progeroid Laminopathies (PL)

We are also developing lonafarnib for treatment of progeria and progeroid laminopathies, with plans to submit an NDA and MAA in 2019. Progeria, also known as Hutchinson-Gilford Progeria Syndrome (HGPS), is an ultra-rare and rapidly fatal genetic condition of accelerated aging in children. Progeria is caused by a point mutation in the LMNA gene, encoding the lamin A protein, yielding the farnesylated aberrant protein, progerin. Lamin A protein is part of the structural scaffolding that holds the nucleus together. Researchers now believe that progerin may make the nucleus unstable, and that cellular instability may lead to the process of premature aging in Progeria. Children with Progeria die of the same heart disease that affects millions of normally aging adults (arteriosclerosis), but at an average age of 14.5 years. Disease manifestations include severe failure to thrive, scleroderma-like skin, global lipodystrophy, alopecia, joint contractures, skeletal dysplasia, global accelerated atherosclerosis with cardiovascular decline, and debilitating strokes. It is estimated that 400 children worldwide have Progeria.

Progeroid laminopathies are genetic conditions of accelerated aging caused by a constellation of mutations in the lamin A and/or Zmpste24 genes yielding farnesylated proteins that are distinct from progerin. While non-progerin producing, these genetic mutations result in disease manifestations with phenotypes that have overlap with, but are distinct from Progeria. Collectively, worldwide prevalence of progeroid laminopathies is likely greater than Progeria.

In May 2018, the Company entered into an amendment to the license agreement with Merck Sharp & Dohme Corp. which provides for expansion of the existing exclusively licensed field of use under the license agreement with Merck to include all uses of lonafarnib related to the treatment of Progeria and progeroid laminopathies.

In August 2018, Eiger and the FDA engaged in a collaborative discussion regarding the survival data that was published in April 2018 Journal of the American Medical Association (JAMA) as potential support for submission of an NDA submission. This clinical study, which compared children with Progeria who received lonafarnib monotherapy with matched untreated children with Progeria, reported a primary outcome of significantly improved mortality. The study found that children taking lonafarnib monotherapy (n=63) experienced a 77 percent reduction in the risk of mortality compared to a natural history, matched-control cohort of untreated children (n=63) after two years of study. Eiger plans to submit a 505(b)(2) NDA and MAA based on this published study in 2019.

Lonafarnib has been granted Orphan Drug designation for Progeria by the FDA and EMA. In October 2018, lonafarnib was granted Rare Pediatric Disease (RPD) and Breakthrough Therapy designation by the FDA for both Progeria and progeroid laminopathies.

4.	Avexitide in Post-Bariatric Hypoglycemia (PBH)

Avexitide (formerly known as exendin 9-39) is a well-characterized peptide that we are developing as a treatment for PBH. PBH is a debilitating and potentially life-threatening condition for which there is currently no approved therapy. This disorder occurs often in a subset of bariatric surgeries called Roux-en-Y gastric bypass, or RYGB, where affected patients experience frequent symptomatic hypoglycemia, with blood glucose concentrations often low enough to cause seizures, altered mental status, loss of consciousness and even death. Gastric bypass procedures are widely performed and are increasing in frequency for medically complicated obesity.

We have completed four clinical studies demonstrating clinical proof of concept in 54 patients suffering from severe, refractory PBH indicating that avexitide can prevent post-prandial hypoglycemia in affected patients. Avexitide is a glucagon-like peptide-1, or GLP-1, receptor antagonist that competes with endogenous GLP-1 and prevents the excessive post-prandial insulin release that characterizes this disorder. These Phase 2 data were generated using both intravenous and subcutaneous, or SC, formulation delivery. Pharmacokinetics from these Phase 2 SC studies indicate that the SC formulation could enable once or twice a day pre-prandial dosing. We developed a proprietary SC liquid formulation and completed a Phase 1 dose-ranging pharmacokinetics trial in healthy humans. In October 2018, we reported positive topline data from PREVENT, a multi-center, placebo-controlled study investigating the safety and durability of effect of 28-day dosing of SC avexitide in post-bariatric surgical patients. The primary efficacy endpoint of improved postprandial glucose nadir during mixed meal tolerance testing (MMTT) was achieved with statistical significance with fewer participants requiring glycemic rescue during each of the active dosing regimens than during placebo dosing. The secondary endpoint of reduced postprandial insulin peak during MMTT was also statistically significant.

Avexitide for the treatment of hyperinsulinemic hypoglycemia has been granted Orphan Drug designation by the FDA and for the treatment of non-insulinoma pancreatogenous hypoglycemia syndrome (NIPHS) by the EMA. NIPHS describes a spectrum of acquired metabolic disorders characterized by inappropriately high insulin levels (hyperinsulinemia) and low blood glucose levels (hypoglycemia), which includes PBH.

5.	Ubenimex

Ubenimex is a well-characterized, oral, small-molecule inhibitor of leukotriene A4 hydrolase, or LTA4H, the enzyme responsible for converting the inflammatory mediator leukotriene A4, or LTA4, to leukotriene B4, or LTB4.

In October 2018, topline results for the Phase 2 ULTRA study results in primary and secondary lymphedema were announced. No improvement of ubenimex over placebo in the primary endpoint of skin thickness and secondary endpoints of limb volume and bioimpedance was observed. No safety signals attributed to ubenimex were identified.  Eiger has discontinued development of ubenimex in lymphedema based on these results.

In January 2018, Phase 2 LIBERTY study results in PAH demonstrated no improvement overall or in key subgroups for both the primary efficacy endpoint of pulmonary vascular resistance (PVR) and the secondary endpoint of 6-minute walk distance (6MWD). No safety signals attributed to ubenimex were identified in the preliminary analysis. Eiger has discontinued development of ubenimex in PAH based on these results.

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

Our current product candidate pipeline has been obtained by in-licensing from pharmaceutical companies and academic institutions. With our focus on rare and ultra-rare diseases, our strategy is to acquire and retain some or all commercialization rights to our products in significant territories to diversify risk, identify a rapid regulatory pathway to approval and minimize the development investment in order to maximize long-term value for our stockholders. Over time, depending upon the data and potential market opportunity, we expect to establish a commercial organization, which we believe can be targeted and cost effective for selected, promising orphan disease designated programs. We plan to balance these interests with opportunities to out-license assets from our portfolio enhance stockholder value through partnerships and other strategic relationships.

We plan to continue evaluating in-licensing opportunities in order to enhance our pipeline and leverage our business development, clinical development, regulatory and commercial expertise. We believe our management team has the capability and experience to continue to execute this model. Our management team has worked in other private and public biotechnology companies such as Prestwick Pharmaceuticals, New River Pharmaceuticals, Clinical Data Inc., CoTherix and InterMune, each of which was acquired by a larger pharmaceutical industry company. Our management also has previous work experience, in some cases working together, at pharmaceutical companies, including The Upjohn Company, Glaxo, Glaxo Wellcome, Glaxo Smith Kline, Bristol-Meyers Squibb, Halozyme, Clinical Data Inc., New River Pharmaceuticals, Achillion Pharmaceuticals, Schering-Plough, Globe-Immune, Amylin, Zeneca, Aimmune Therapeutics, Jazz Pharmaceuticals, Onyx and Amgen.

Our Strategy

Our mission is to identify, develop, and, directly or through collaborations, bring to market novel products for the treatment of rare and ultra-rare diseases or conditions. We currently have a diverse portfolio of well-characterized product candidates with the potential to address life-threatening diseases for which the unmet medical need is high and, for which there is no approved therapy. Our goal is to be a leader in the development and commercialization of novel therapeutics for serious unmet medical needs in rare and ultra-rare diseases. Our focus to achieve this goal will be to utilize our experience and capabilities to:

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

Our Product Candidates

Lonafarnib (LNF) in HDV

Lonafarnib, or LNF, is a well-characterized, late-stage, first in class, farnesylation inhibitor that we in-licensed from Merck in 2010 for the treatment of HDV infection. LNF is a well-characterized, orally active, small molecule inhibitor of farnesyl transferase, an enzyme involved in modification of proteins through a process called farnesylation. HDV uses this farnesylation process inside host liver cells to complete a key step in its life cycle. LNF inhibits the farnesylation step of HDV replication inside liver cells and blocks the virus life cycle at the stage of assembly. Since farnesylation carried out by a host enzyme, there is a higher barrier to develop viral resistance mutations to LNF therapy.

We are in Phase 3 with a single, pivotal, international trial called D-LIVR. D-LIVR has the potential to generate data for two LNF-based RTV-boosted regimens for approval. An all-oral arm of LNF boosted with RTV and a combination arm of LNF boosted with RTV combined with PEG IFN-alfa-2a will each be compared to placebo in the D-LIVR study. First site was initiated in December 2018, and we plan to complete enrollment (n=400) in 2019.

Peginterferon Lambda (Lambda) in HDV

Peginterferon Lambda (Lambda) is a well-characterized, late-stage, first in class, type III interferon, or IFN, that we in-licensed from BMS in April 2016 for the treatment of HDV infection. Lambda stimulates immune responses that are critical for the development of host protection during viral infections. Lambda targets type III IFN receptors which are distinct from the type I IFN receptors targeted by IFN-alfa. These type III receptors are highly expressed on hepatocytes with limited expression on hematopoietic and central nervous system cells, which in BMS’s clinical trials reduced the off-target effects associated with other IFNs and improved the tolerability of Lambda. Although Lambda does not use the IFN-alfa receptor, signaling through either the lambda or IFN-alfa receptor complexes results in the activation of the same Jak-STAT signal transduction cascade. Lambda has not been approved for any indication.

We are developing Lambda as both a monotherapy and a combination therapy with lonafarnib. We have completed dosing in the Phase 2 LIMT Lambda monotherapy study (n=33) and reported topline data in November 2018 demonstrating comparable antiviral activity to peginterferon alfa with better tolerability. End of follow-up data will be reported at EASL 2019 where a 36% durable virologic response was demonstrated. We have also initiated enrollment of the Phase 2 LIFT combo study of Lambda in combination with LNF boosted with RTV at the NIH (n=26). Topline data from this 24-week dosing trial is expected in the fourth quarter of 2019.

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

The Role of HDV Screening in Identifying Patients Who May Benefit from LNF and/or Lambda

There are diagnostic tests in use today in clinical laboratories to detect anti-HDV antibodies in serum. These tests are currently able to detect acute HDV infections after four weeks, but they are poor tests for active HDV infections. Active HDV infections are best detected by reverse transcriptase-polymerase chain reaction, or RT-PCR, assays for genomic RNA. These assays yield a quantitative assessment of the number of viral particles, or viral load, in serum. A commercial assay for quantitative HDV RNA has been available in Europe (Robogene®) since 2015. Quest Diagnostics and ARUP Laboratories offer commercial assays for quantitative HDV RNA testing in the United States. Both of these assays are calibrated using the World Health Organization HDV standard provided by the Paul Erhlich Institute in Germany.

Our initial discussions with payors have indicated that they would be willing to reimburse healthcare providers for HDV RNA quantitative assays that are carried out following a positive HBsAg test for HBV. A commercially available assay will increase the number of assays performed and increase the number of identified patients who can potentially benefit from an HDV therapy such as LNF.

Current Therapy for HDV

Currently, there is no approved therapy for hepatitis delta virus infection. The American Association for the Study of Liver Diseases, or the AASLD, guidelines suggest treatment of chronic hepatitis delta infections with IFN-alfa. In clinical trials of IFN-alfa or PEG IFN-alfa, between 25% and 33% of HDV infected patients were able to achieve PCR HDV RNA negativity after a minimum of 48 weeks of therapy, with some requiring two years of therapy. However, long-term therapy with IFN-alfa is known to be associated with numerous adverse events and tolerability is a significant problem for some of these patients. In addition, rebound of HDV RNA occurs in greater than 50% of patients. HBV nucleoside analogs that suppress HBV DNA are ineffective against HDV since they are ineffective in suppressing the expression HBsAg. Current development programs targeting HBV functional cures are not expected to eliminate extra-hepatic reservoirs of HBsAg. Given that HDV only requires small amounts of HBsAg for viron assembly, functional cures, if achieved, will not eradicate HDV.

HDV Replication and Farnesylation

After HDV enters a target cell hepatocyte, the genome is translocated to the nucleus where genome replication occurs and the two forms of HDAg small delta antigen, or SHDAg, and large delta antigen, or LHDAg, are produced. The newly formed HDV genome and the small and large delta antigen must acquire a lipid envelope from HBV to complete the assembly process. An important interaction between HDV and HBV proteins has been shown to depend on the presence of the last four amino acids of the large delta antigen, comprising a CXXX box motif, where C represents cysteine and X denotes any other amino acid. This amino acid sequence is required for LHDAg to be farnesylated by a host enzyme which covalently attaches a 15-carbon prenyl lipid (farnesyl-moiety) to the cysteine of the CXXX box. Farnesylation of the large delta antigen renders it more lipophilic, promotes its association with HBsAg and is essential for initiating the HDV particle formation process. Our approach involves targeting this host process called farnesylation, or protein farnesylation, which has been shown to be essential for the last steps in HDV replication, the assembly and release of new virus progeny.

In the 1980s farnesyltransferase inhibitors were developed by multiple pharmaceutical companies for oncology indications. Addition of a farnesyl or prenyl lipid group to the Ras protein, or Ras, a well-known and important regulator of cellular proliferation, allows for membrane association. Once membrane bound, Ras may then be activated. The importance of activated Ras in tumor development was demonstrated by sequence analyses of tumors from patients where up to 30% have mutations involving Ras. Several farnesylation inhibitors were developed in oncology and taken into the clinic and in some cases through late-stage clinical development. However, these programs did not lead to approvals, due to a lack of compelling efficacy. The class-related, dose-limiting toxicity has been gastrointestinal side effects including nausea, vomiting, diarrhea and weight loss.

Published studies demonstrate that farnesyltransferase inhibitors block HDV viral production both in cellular experiments and in HDV transgenic mice. Targeting farnesylation or farnesyl transferase, a host target, significantly reduces the likelihood of HDV developing resistance to escape effects of antiviral therapy. Viruses mutate quickly and there is a higher rate of mutations in viral replication compared to mammalian cell division. However, no matter how much HDV may mutate, these changes are unlikely to alter the host process of farnesylation which HDV requires to complete packaging. Thus, targeting a host farnesylation process provides what we believe to be a higher barrier to resistance. Identification of clinic-ready farnesylation inhibitors has allowed us to move rapidly into proof-of-concept studies in humans.

Our Lead HDV Opportunity: LNF

LNF is a well-characterized, orally active inhibitor of farnesyl transferase. LNF inhibits the farnesylation step of HDV replication inside liver cells and blocks the ability of the virus to multiply. Since farnesylation is a host process, not under control of HDV, and LNF inhibits farnesylation, we believe that there is also a potentially higher barrier to resistance with LNF therapy. LNF for the treatment of HDV infection has been granted Orphan Drug designation in Europe and the United States, and LNF in combination with RTV has been granted Fast Track and Breakthrough Therapy designation from FDA for the treatment of chronic HDV infections. In the United States, we have an issued patent, U.S. Patent No. 10,076,512, entitled “Treatment of Hepatitis Delta Virus Infection.” The issued claims cover a broad range of RTV-boosted LNF doses and durations. The European Patent Office and the Japan Patent Office have also both issued decisions to grant patents with claims covering a broad range of lonafarnib boosted with RTV dosing regimens for the treatment of HDV infection. With the grant of these new European and Japanese patents, LNF boosted with RTV has now obtained patent protection with claims covering treatment with LNF boosted with RTV in key major pharmaceutical markets including the U.S., Europe, and Japan. We are in Phase 3 with a single, pivotal, international trial called D-LIVR, with first site initiated in December 2018. This is a 48-week study with planned enrollment of 400 patients across 20 countries and over 100 sites. LNF has never been approved or commercialized for any indication.

LNF Phase 2 Clinical Data

We in-licensed LNF from Merck in 2010, and have relied upon Merck’s prior Phase 1, 2 and 3 clinical experience with LNF in over 2000 patients to understand safety and pharmacokinetics.

We have completed five Phase 2 trials (POC, LOWR-1, LOWR-2, LOWR-3, LOWR-4) with LNF in 129 HDV-infected patients. The Phase 2 LOWR HDV (Lonafarnib With Ritonavir in HDV) Program identified dose(s) and regimen(s) for registration.

•	POC Study (Placebo-controlled LNF monotherapy) (n=14)
•	LOWR-1 Study (Combination: LNF with RTV or PEG IFN-alfa-2a) (n=21)
•	LOWR-2 Study (Dose Finding: LNF + RTV ± PEG IFN-alfa-2a) (n=58)
•	LOWR-3 Study (QD Dosing: LNF + RTV) (n=21)
•	LOWR-4 Study (Dose-Escalation: LNF + RTV) (n=15)

The Phase 2 NIH proof-of-concept study demonstrated statistically significant decreases in HDV RNA viral load with two LNF active groups versus placebo for 28-days. A statistically significant correlation between increasing LNF serum levels and decreasing HDV RNA viral loads was also observed, demonstrating that higher serum levels resulted in greater decline in HDV RNA.

The Phase 2 LOWR studies demonstrated benefits of twice daily RTV-boosting of LNF for up to 24 weeks of dosing. RTV is a pharmacokinetic, or PK, enhancer known to inhibit the metabolism of LNF, allowing lower doses of LNF to be administered, while resulting in higher systemic concentrations of LNF. The Phase 2 LOWR HDV studies identified two LNF-based regimens that can achieve clinically meaningful composite endpoints of HDV RNA decline ≥ 2 logs from baseline and normalized ALT at Week 24:  All-oral regimen of LNF 50 mg BID boosted with RTV twice daily and combination regimen of LNF 50 or 25 mg BID boosted with RTV combined with PEG IFN-alfa-2a (see figures below). These dosing regimens were associated with predominantly grade 1 GI AEs amongst per-protocol treated patient.

Phase 3 D-LIVR Study

D-LIVR (Delta Liver Improvement and Virologic Response in HDV) is an international, multi-center, Phase 3 study of approximately 300 LNF-treated patients (total N=400 patients including controls) to evaluate an all-oral arm of LNF boosted with RTV and a combination arm of LNF boosted with RTV combined with pegylated interferon-alfa-2a (PEG IFN-alfa-2a), with each arm to be compared to a placebo arm (background HBV nucleos(t)ide only), in HDV-infected patients. A PEG IFN-alfa-2a alone arm will be dosed to demonstrate contribution of effect only. The LNF containing arms will not be required to demonstrate superiority over PEG IFN-alfa-2a alone. A combined primary endpoint of ≥ 2 log10 decline in HDV RNA and ALT normalization at end of 48 weeks of treatment will be used to assess activity of LNF-based regimens versus placebo in the D-LIVR study.

First D-LIVR site initiated in December 2018. This is a 48-week study has planned enrollment of 400 patients across 20 countries and over 100 sites.

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

In clinical trials of IFN-alfa or PEG IFN-alfa-2a, between 25% and 33% of HDV-infected patients were able to clear their infections, or SVR24, after a minimum of 48 weeks of therapy, with some requiring two years of therapy. However, long-term therapy with IFN-alfa is known to be associated with numerous adverse events and tolerability is a significant problem for some of these patients. We believe Lambda will be a safer and better tolerated pegylated interferon compared to PEG IFN-alfa-2a. We plan to develop Lambda as a monotherapy and in a combination therapy with LNF. We completed the Phase 2 LIMT monotherapy study using Lambda to treat HDV in 33 patients at four international sites and reported end of treatment data in October 2018. 24 week follow-up data will be reported in April 2019 at EASL where 36% durable virologic response was observed at 24 weeks post-treatment. In August 2018, we initiated enrollment of the Phase 2 LIFT combination study of Lambda combined with LNF boosted with RTV at the NIH (n=26). End of treatment data is expected in the fourth quarter of 2019. Lambda has never been approved or commercialized for any indication.

Lambda Clinical Data

LIMT HDV Monotherapy Phase 2 Clinical Trial

The LIMT HDV was a 1:1 randomized, open-label Phase 2 study of Lambda 120 or 180 microgram subcutaneous injections administered weekly for 48 weeks in 33 patients with chronic HDV. End of treatment will be followed by a treatment-free 24-week observation period. The primary objective of the Phase 2 study was to evaluate the safety, tolerability, and efficacy of treatment with two dose levels of Lambda monotherapy in patients with chronic HDV infection. All patients were administered an anti-HBV nucleos(t)ide analog throughout the study. The trial is being conducted at four international sites in New Zealand, Israel and Pakistan.

End of treatment Week 48 data was presented during AASLD 2018 in San Francisco. At Week 48, patients in the 180 μg Lambda treated group experienced a -2.4 log10 mean decline in HDV-RNA, with 6 of 10 (60%) experiencing ≥ 2 log10 decline, 4 of 10 (40%) patients were HDV-RNA negative at end of treatment.  At Week 48, patients in the 120 μg Lambda treated group experienced a -1.5 log10 mean decline in HDV RNA, with 6 of 14 (42.9%) experiencing ≥ 2 log10 decline, 2 of 14 (14.3%) patients were HDV-RNA negative at end of treatment. The most commonly reported AEs were moderate headache, pyrexia, fatigue, and myalgia.  ALT flares are due to vigorous antiviral immunological response to treatment, not due to direct hepatotoxicity. End of 24-week follow-up demonstrated a 36% durable virologic response which will be presented at EASL 2019. Lambda is a promising agent for mono or combination treatment (i.e. with lonafarnib) development in the treatment of HDV.

LIFT HDV Combotherapy Phase 2 Clinical Trial

LIFT (Lambda Interferon combo-Therapy) is an open-label, Phase 2 study evaluating Lambda + Lonafarnib + Ritonavir in 26 HDV-infected patients. Patients will be dosed for 24 weeks + undergo follow up for 24 weeks.  Primary endpoint will be ≥ 2 log decline in HDV RNA at end of treatment. Secondary endpoints will include histology (> 2 point improvement in histological activity index and no progression in fibrosis) at end of treatment.  LIFT is being conducted within the National Institutes of Health (NIH) at the National Institute of Diabetes and Digestive and Kidney Diseases (NIDDK). LIFT plans to complete enrollment with 26 patients in the first quarter of 2019, and end of treatment data is expected in the fourth quarter of 2019.

Potential for Registration in HDV for LNF and Lambda

Our current goal in developing LNF and Lambda is to suppress the virus and reduce liver inflammation. Therefore, we have defined a primary endpoint for D-LIVR as a 2 log reduction in HDV RNA and ALT normalization. Our long term goal in developing LNF and Lambda is to reduce viral load in such a manner as to achieve durable suppression of the virus to below the level of quantification (<LLOQ), the point where, upon withdrawal of the therapy, the infection does not return to quantifiable levels. Evidence that academic investigators have gathered suggests that combinations of LNF and Lambda with other antiviral agents may hold promise for longer duration treatment and sustained, long-term reduction of viral load.

We also believe that treatment with LNF and Lambda in combination with other anti-HDV investigational agents may contribute to long-term benefit for patients, which may represent an alternative path to regulatory approval. In a study published in Plos One in 2014 (Romeo, R. et al. “High Serum Levels of HDV RNA Are Predictors of Cirrhosis and Liver Cancer in Patients with Chronic Hepatitis Delta,” Plos One, 2014; 9:1), high serum levels of HDV were found to be a predictor of cirrhosis and liver cancer development. In a study published in Gastroenterology in 2004 (Farci, P. et al. “Long-Term Benefit of Interferon Therapy of Chronic Hepatitis D: Regression of Advanced Hepatic Fibrosis,” Gastroenterol, 2004; 126:1740), researchers demonstrated that lower frequencies of clinical events, leading to improvements in overall liver health and reductions in the rates of developing hepatic complications, could be achieved in HDV infected patients who were treated with high dose IFN-alfa and who experienced biochemical response and sometimes as little as 2 log declines in viral load. A 2014

Hepatology study by Heidrich suggests that transient suppression of HDV replication in patients treated with PEG IFN-alfa-2a improves the clinical long-term outcome, as not a single patient in their study with a post-treatment Week 24 HDV RNA response experienced a clinical event, including those patients who experienced viral rebound. We believe that these studies suggest that eradication of HDV RNA may not be necessary in patients treated with IFNs to achieve a substantial clinical benefit and improve long-term outcomes.

Avexitide for Post-Bariatric Hypoglycemia

Avexitide is the third product candidate in our pipeline. Avexitide is a glucagon-like peptide-1, or GLP-1, receptor antagonist. GLP-1 is a gut-derived incretin hormone released by intestinal “L” cells after meals. Incretin hormones, such as GLP-1, enhance the secretion of insulin from pancreatic beta cells in a glucose-dependent manner, thereby lowering blood glucose levels after meals. Avexitide blocks GLP-1 from binding to the GLP-1 receptor, inhibiting the GLP-1-mediated incretin effect. We are developing avexitide as a treatment for PBH, which is characterized by an exaggerated incretin response, with patients exhibiting low levels of glucose and excessively high levels of insulin in the blood after meals. This form of hypoglycemia is a debilitating and potentially life-threatening condition. Gastric bypass procedures are widely performed and are increasing in frequency for medically complicated obesity. There is no approved therapy for PBH, and the unmet medical need is high.

We have demonstrated clinical proof of concept in 54 patients suffering from PBH that avexitide can prevent an exaggerated fall in blood sugar following a meal, or post-prandial hypoglycemia, in affected patients. Data has been generated using both intravenous delivery and SC delivery. Pharmacokinetics indicate that the SC delivery could enable once or twice a day pre-prandial dosing. We have developed a novel liquid formulation for SC injection and have completed a Phase 1 PK study with this new formulation of avexitide in healthy volunteers in mid-2017. We completed a Phase 2 multiple ascending dosing trial (up to 3 days) in affected patients with our avexitide SC novel liquid formulation in 2017, and have completed a Phase 2, 28 day study (PREVENT) in affected patients using of the new SC formulation in the third quarter of 2018.

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

Our Next Product Candidate: Avexitide to Treat Post-Bariatric Hypoglycemia

Avexitide (formerly exendin 9-39) has recently been adopted by the United States Adopted Name (USAN) Council and will be the International Nonproprietary Name (INN), which is used to identify pharmaceutical substances or active pharmaceutical ingredients. Each INN is a unique name that is globally recognized. Eiger plans to seek approval for a proprietary name or brand name during Phase 3 development.

Avexitide is a well-characterized, competitive antagonist of GLP-1 at its receptor. Avexitide is a 31 amino acid fragment of exenatide, a commercially available GLP-1 agonist, brand named Byetta™ used in the treatment of type 2 diabetes. Avexitide blocks the GLP-1 receptor and leads to reduced post-prandial levels of insulin secreted by the pancreas. While exenatide has been approved for the treatment of type 2 diabetes, avexitide is a new molecular entity and has never been approved nor commercialized for any indication.

Clinical Data to Date

We have demonstrated in four clinical studies with avexitide that pharmacologic blockade of the GLP-1 receptor can prevent hypoglycemia in affected patients and mitigate symptoms of hypoglycemia. We believe that avexitide may represent the first targeted medical treatment for patients with PBH. In the four completed studies, there were no significant adverse drug reactions attributed to avexitide.

The first avexitide study was a Phase 1, double-blinded crossover study wherein eight patients with PBH were randomly assigned to receive IV infusion of avexitide or placebo during an oral glucose tolerance test, or OGTT (Craig et al, Diabetologia 2016). The trial assessed patient blood glucose and insulin levels and the presence and severity of symptoms of hypoglycemia. Hypoglycemia was defined as glucose levels falling to or below 50 mg/dL.

In this trial, IV infusion of avexitide raised the postprandial glucose nadir by over 70% and lowered the area under the curve insulin by 57%, normalizing both parameters relative to healthy nonsurgical controls, and preventing hypoglycemia in all eight participants. In contrast, during placebo infusion every patient became hypoglycemic, requiring investigator intervention with administration of IV dextrose when patient plasma glucose fell to a level of 50 mg/dL or less.

To assess for the presence and severity of symptoms of hypoglycemia during IV infusion of avexitide versus placebo, patients completed severity-grade questionnaires every 30 minutes during each 180-minute OGTT period. The severity-grade questionnaires showed that, on average patients experienced fewer and less severe hypoglycemic symptoms during IV infusion of avexitide as compared to during IV infusion of placebo (p<0.001). While symptoms reported by subjects during the glucose rise (from T=0 to peak glucose) were unchanged by avexitide infusion, both autonomic (p=0.002) and neuroglycopenic (p=0.001) symptoms reported during the glucose fall period (from peak to nadir glucose) were reduced.

The second clinical proof of concept study, a Phase 2 clinical trial, was a single ascending dose, or SAD, and avexitide was administered subcutaneously in eight patients with PBH. This was the first investigation involving the SC administration of avexitide in human subjects and was designed to examine the PK, PD, and local tolerability of SC avexitide in patients with PBH. After metabolic and symptomatic responses to a baseline 75 g OGTT were evaluated, patients returned for a repeat OGTT with administration of a single avexitide dose, ranging from approximately 10–30 mg (0.13–0.38 mg/kg).

In all eight patients undergoing the OGTT, avexitide administration prevented hypoglycemia and reduced symptoms of hypoglycemia. The baseline OGTT resulted in a high peak in plasma glucose concentration for all eight patients, followed by a rapid, steep decline, with all patients requiring rescue with IV dextrose at a plasma glucose concentration of 50 mg/dL. In contrast, prevention of hypoglycemia occurred at all dose levels of SC avexitide tested, with all patients completing the 180-minute OGTT without requiring intervention with IV dextrose. While early glycemic responses (fasting plasma glucose, peak postprandial glucose, time to peak glucose, and AUC glucose from 0–60 minutes postmeal) were unchanged by administration of SC avexitide, late glycemic responses (nadir glucose, time to nadir glucose, AUC glucose from 0–180 minutes) were significantly improved. The average nadir glucose was increased by 61%, as shown in the figure below.

Avexitide SC Injection SAD Study Results

*p < 0.01, **p < 0.001, and ***p < 0.0001for PBH patients with SC avexitide injection vs no injection.

Source: Craig et al, ADA 2016.

Symptoms of PBH were assessed using the Edinburgh Hypoglycemia Symptom Scale, which was completed by patients every 30 minutes during each 180-minute OGTT. Patients used the scale to report the presence and severity of autonomic or neuroglycopenic symptoms or symptoms of malaise. SC avexitide reduced symptoms of PBH overall and during the glucose fall period without altering symptoms during the glucose rise period. While symptoms associated with PBH were observed during this study, no adverse reactions attributed to avexitide were identified, and no injection site reactions were reported in any patients in this study.

P-value by paired two-tailed Student's t-test.

Source: Craig et al, ADA, 2016b.

A third study with avexitide completed in June 2017. This was a Phase 2 trial evaluating the safety, efficacy, and PK profile of multiple ascending doses of subcutaneously administered avexitide in patients with PBH. A liquid and a lyophilized formulation of SC avexitide were evaluated in the MAD study.

Key findings from this study demonstrated that both SC avexitide liquid and lyophilized formulations reduced postprandial hyperinsulinemic hypoglycemia, reduced hypoglycemic symptoms and were well tolerated with no related adverse events. In addition, SC avexitide liquid formulation improved postprandial metabolic and clinical parameters with comparable or greater activity versus the lyophilized formulation. The liquid formulation produced a pharmacokinetic profile which may confer a longer duration of action versus the lyophilized formulation.

Avexitide SC Injection MAD Study Glycemic Results

Source: Craig et al ADA Poster, June 2017.

The mean postprandial insulin peak was reduced by 51%, while fasting insulin was not raised, in patients who received doses of ≥ 0.2 mg/kg.

Avexitide SC Injection MAD Study Results

Source: Craig et al ADA Poster, June 2017.

The PREVENT study is the fourth Phase 2 study with avexitide completed in October 2018. The PREVENT study was a Phase 2, multicenter, randomized, single-blind, placebo-controlled cross-over study to assess the efficacy and safety of 28-day dosing of avexitide in patients with post-bariatric hypoglycemia (PBH). A total of 18 patients were enrolled and treated with two dosing regimens (once daily and twice daily) of avexitide for 28 days. All patients participated in three 14-day treatment periods, involving placebo subcutaneous (SC) injections, once-daily avexitide SC injections, and twice-daily avexitide SC injections. Patients self-administered injections in an outpatient setting.  Participants underwent in-clinic mixed meal tolerance test (MMTT) provocations with concomitant blood draws and symptom assessments following each treatment period. Metabolic and clinical improvements were monitored during each patients’ daily routines in the outpatient setting and assessed by electronic diary and continuous glucose monitoring (CGM). Outcomes include improvement in plasma glucose nadir levels, reduction in peak insulin concentrations, and the requirement for rescue during MMTT provocation.

The primary efficacy endpoint of improved postprandial glucose nadir during mixed meal tolerance testing (MMTT) was achieved with statistical significance with avexitide 30 mg BID (57.1 vs 47.1 mg/dL; p = 0.001) and 60 mg QD (59.2 vs 47.1 mg/dL; p = 0.0002), with fewer participants requiring glycemic rescue during each of the active dosing regimens than during placebo dosing. The secondary endpoint of reduced postprandial insulin peak during MMTT was also statistically significant with avexitide 30 mg BID (349.5 vs 454.5 mIU/mL; p < 0.03) and 60 mg QD (357.2 vs 454.5 mIU/mL; p = 0.04).

Metabolic and clinical improvements were also monitored during each patients’ daily routine in the outpatient setting and assessed by electronic diary and continuous glucose monitoring (CGM). Patients experienced fewer episodes of hypoglycemia (hypoglycemia symptoms confirmed by self-blood glucose monitor (SBGM) concentrations of <70 mg/dL) and severe hypoglycemia (neuroglycopenic symptoms confirmed by SBGM concentrations <55 mg/dL) during both dosing regimens of avexitide as compared to placebo. These results were corroborated by CGM data.

Avexitide was well-tolerated. There were no treatment-related serious adverse events and no participant withdrawals. Adverse events were typically mild to moderate in severity. The most common adverse events were injection site bruising, nausea, and headache, all of which occurred with lower frequency during avexitide dosing periods than during the placebo dosing period.

Manufacturing

We currently contract with third parties for the manufacturing of all of our product candidates for preclinical and clinical studies and intend to do so in the future. We do not own or operate manufacturing facilities for the production of clinical trial quantities of our product candidates and have no plans to build our own clinical or commercial scale manufacturing capabilities. We believe that the use of contracted manufacturing organizations, or CMOs, eliminates the need for us to directly invest in manufacturing facilities, equipment and additional staff. Although we rely on contract manufacturers, our personnel and consultants have extensive manufacturing experience overseeing our CMOs.

To date, our third-party manufacturers have met the manufacturing requirements for the product candidates. We expect third-party manufacturers to be capable of providing sufficient quantities of our product candidates to meet anticipated full-scale commercial demands but have not assessed these capabilities beyond the supply of clinical material. We plan to identify commercial contract manufacturers as we move our product candidates to Phase 3 clinical trials. We believe there are alternate sources of manufacturing that could be identified and enabled to satisfy our clinical and commercial requirements, however, we cannot be certain that identifying and establishing alternative relationships with such sources can be successful, cost effective, or completed on a timely basis without significant delay in the development or commercialization of our product candidates.

Commercial contract manufacturers for Lonafarnib and Interferon Lambda have been identified and plan to proceed with qualifications.

Lonafarnib (LNF)

The drug product for completed LNF Phase 2 clinical studies for the treatment of HDV was manufactured by Merck. We have successfully completed the technology transfer for manufacture of the LNF drug substance and the LNF drug product to our third-party manufacturers. All future clinical trials will be conducted with product manufactured by these CMOs.

Peginterferon Lambda (Lambda)

We are completing the technology transfer from BMS for our Peginterferon Lambda program. As part of the license agreement, sufficient inventory of drug substance and drug product was obtained to complete our Phase 2 and initiate our Phase 3 clinical trials. We have completed the first cGMP drug product manufacturing campaign in 2017 at a new Eiger designated manufacturing facility. The drug substance CMO remains the same CMO contracted by BMS and is currently under evaluation to update for the drug substance manufacturing process.

Both Lonafarnib and Lambda are GMP products from all CMOs.

Avexitide

The drug product for avexitide for the treatment of PBH for Phase 2 clinical studies is manufactured by a third-party CMO.

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

We plan to continue to expand our intellectual property portfolio by filing patent applications on new dosage forms, methods of treatment, and compositions of matter for our product candidates. We file and prosecute patent applications in the United States and Europe and, when appropriate, additional countries, including Japan, Korea and China.

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

The patent positions of pharmaceutical/biotechnology companies like us are generally uncertain and involve complex legal, scientific, and factual issues. In addition, the scope claimed in a patent application can be significantly reduced during the patent prosecution process before any patent issues. After issuance of a patent, if the issued patent is challenged, then the courts or a patent office can redefine the scope of the patent, including by invalidating some or all of the patent claims, or rendering the patent unenforceable in its entirety. Consequently, we do not know with certainty whether patents will issue in each country in which we or our licensors file patent applications, or if those patent applications, if ever issued, will issue with claims that cover our product candidates, or, even if they do issue, whether the patent or its relevant claims will remain enforceable upon challenge. Accordingly, we cannot predict with certainty whether the patent applications we are currently pursuing will issue as patents in a particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from potential competitors to make any of our products commercially successful. Any of our patents, including already issued in-licensed patents or any patents that may issue to us or our licensors in the future, could be challenged, narrowed, circumvented, or invalidated by third parties. Newly filed patent applications in the United States Patent and Trademark Office, or the USPTO, and certain other patent offices are maintained in secrecy for a minimum of 18 months, and publications of discoveries in the scientific or patent literature often lag far behind the actual discoveries themselves. For these reasons, we cannot be certain that inventions claimed in pending patent applications were not invented by another party prior to our invention or disclosed or claimed in a patent application filed before the effective filing date of our applications, in either of which case the claims may not be patentable to us. For certain applications with an effective filing date prior to March 13, 2013, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention. Also, while we are not currently participating in any interferences or post-grant challenge proceedings, such as patent oppositions, post-grant reexamination proceedings, inter parties review proceedings and patent litigation, that seek to invalidate claims of pending patent applications or issued patents, we may have to participate in such proceedings in the future. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us.

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

In the United States, we have obtained patent protection for the use of LNF in combination with RTV for the treatment of hepatitis delta virus (HDV) infection. On September 18, 2018, the United States Patent and Trademark Office (USPTO) issued U.S. Patent No. 10,076,512 to Eiger. This patent entitled, “Treatment of Hepatitis Delta Virus Infection,” includes claims covering broad range of RTV-boosted LNF doses and durations.  The patent has a term that extends to 2035. Additional claims are being pursued in a continuation application. The European Patent Office and the Japan Patent Office have also both issued decisions to grant patents with claims covering a broad range of LNF boosted with RTV dosing regimens for the treatment of HDV infection. These patents will have a term that extends to 2035. In Europe, additional claims are being pursued in a divisional application. With the grant of these new European and Japanese patents, we have now obtained patent protection with claims covering treatment with LNF boosted with RTV in key major pharmaceutical markets including the U.S., Europe, and Japan.

Corresponding patent applications claiming the use of lonafarnib boosted with ritonavir are pending in China and Korea.

Additionally, a PCT application claiming particular dosage regimens for ritonavir-boosted lonafarnib for the treatment of HDV infections was filed and has now matured into national phase applications in Europe, China, Japan and Korea. Any patents that issue from these applications will expire in 2036. In addition, LNF has been granted Orphan Drug designation by the FDA and the EMA in this indication, which respectively provide seven and ten years of regulatory exclusivity.

We have also filed a PCT application for LNF/RTV combination drug products useful for treating HDV. This PCT application matured into currently pending patent applications in the United States, Europe, China, Japan and Korea. Any patents that issue from these applications will expire in 2036.

Peginterferon-Lambda (Lambda). We have in-licensed from BMS a portfolio of patents relating to the manufacture, use, and compositions of interferon Lambda modified by polyethylene glycol derivatization, or Lambda. The key United States composition of matter patent in this portfolio expires in 2025, but we expect to be eligible for the full five years of patent term extension for that patent. In addition, we expect Lambda to be filed under a BLA and so Lambda would be eligible for 12 years reference product exclusivity (4 years in filing exclusivity; 12 years for data), as well as orphan drug exclusivity in this indication.

We also filed a PCT application relating to the use of Lambda in HDV, which matured into patent applications in the United States, Europe, China, Japan and Korea. Any patents that issue from these applications will expire in 2036.

Avexitide. We have in-licensed from Stanford two PCT applications that claim the use of avexitide and other agents in the treatment of hypoglycemia associated with bariatric surgery, including in PBH. The PCT applications have matured into patent applications in the United States, the European Patent Office (EPO), Australia, Brazil, Canada, and Chile. Any patents that issue from these applications will expire in 2036 without extension and up to five years of patent term extension will be available in the United States. Additionally, avexitide has been granted Orphan Drug designation in this indication by the FDA and the EMA, which provides seven years and ten years of regulatory exclusivity in the United States and Europe, respectively.

We also filed a PCT application for formulations of avexitide and the use of these formulations in the treatment of hypoglycemia associated with bariatric surgery. This application is still pending. Any patents that issue from this application will expire in 2037.

Patent Term

In the United States, the patent term for an FDA-approved drug may be eligible for a patent term extension, or a PTE. The Hatch-Waxman Act of 1984 permits restoration of a portion of the patent term of a U.S. patent as compensation for the patent term lost during product development and the FDA regulatory review process if approval of the application for the product is the first permitted commercial marketing of a drug or biological product containing the active ingredient. The length of the PTE is based on the length of time it takes for the drug to complete the pre-market regulatory approval requirements. The time required for approval of an NDA or BLA and 50% of the time spent in testing phase, reduced by any periods of lack of diligence, are credited up to a maximum five-year extension. The PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent per approved drug may be extended and a patent can only be extended once; thus, even if a single patent is applicable to multiple products, it can only be extended based on one product.

Similar provisions to extend the term of a patent that covers an approved drug may be available in certain other foreign jurisdictions. For example, in Europe, a supplementary protection certificate (commonly referred to as a SPC), if granted, may extend certain patent rights for up to five years. In addition, in Europe, marketing approval obtained through the EMA may provide a period of ten years of regulatory data exclusivity from the time of approval. When possible, depending upon the length of clinical trials and other factors involved in the filing of NDAs and BLAs for our products, we expect to apply for patent term extension for patents covering certain product candidates and their methods of use both in the United States and any foreign jurisdiction where available. There is no guarantee, however, that the applicable authorities will agree to grant extensions, and if granted, what the length of those extensions will be.

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

Our potential competitors and the related stage of development of their product candidates in target indications is as follows:

•	Hepatitis Delta Virus (HDV): Myr (Phase 3), Replicor, Inc. (Phase 2)
•	Progeria and Progeroid Laminopathies: none
•	Post-Bariatric Hypoglycemia (PBH): Xeris Pharmaceuticals (Phase 2)

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

License and Asset Purchase Agreements

License Agreement with Merck

In September 2010, we entered into an exclusive license agreement with Schering Corporation, subsequently acquired by Merck & Co., Inc., or Merck, which provides us with the exclusive right to develop and commercialize lonafarnib. As consideration for such exclusive right, we issued Private Eiger convertible preferred stock with a fair value of $0.5 million when the agreement was executed in September 2010. This preferred stock was converted to 27,350 shares of common stock upon the Merger. In addition, we are obligated to pay Merck up to an aggregate of $27.0 million in development milestones and will be required to pay tiered royalties based on aggregate annual net sales of all licensed products ranging from mid-single to low double-digit royalties on net sales. Our obligation to pay royalties to Merck expires on a country-by-country and product-by-product basis on the later of the expiration of the last to expire patent assigned to us under the agreement, which is estimated to be in the first half of 2018; or on the tenth anniversary of the first commercial sale of the product. In May 2015, the first regulatory milestone was achieved, and we paid the related milestone payment of $1.0 million to Merck. No additional milestone payments were incurred during the year ended December 31, 2018.

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

On May 15, 2018, we entered into an amendment to the exclusive license agreement with Merck, which provides for expansion of the existing exclusively licensed field of use under the license agreement with Merck to include all uses of lonafarnib related to the treatment of Hutchinson-Gilford Progeria Syndrome in humans at no cost to us. We have the sole responsibility and the continuing obligation for the manufacture and supply of lonafarnib to The Progeria Research Foundation. Merck will not receive milestone payments in relation to lonafarnib for the treatment of progeria and progeroid laminopathies or any royalty payments for sales of a specified quantity of lonafarnib to treat the currently estimated progeria and progeroid laminopathies patient population worldwide.

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

Under the Janssen License Agreement, we are obligated to make development milestone payments in aggregate of up to $38.0 million, sales milestone payments in aggregate of up to $65.8 million, and pay a tiered royalty, ranging from the mid-single to low double digits, based on aggregate annual net sales of all licensed products. If we grant a sublicense, we are obligated to pay Janssen a portion of the sublicensing income received. As of December 31, 2018, the product has not reached commercialization and no milestones have been paid.

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

Under the Exendin APA, we purchased all the assets and the intellectual property rights related to the compound avexitide from the Sellers, including an assignment of a license agreement with Stanford which covered exclusive rights with respect to the compound avexitide. Under the assigned Stanford exclusive license agreement, we are obligated to pay Stanford a low, single-digit royalty on net sales after the first commercial sale of any product developed based on avexitide.

Under the Exendin APA, we are obligated to pay development milestone payments in aggregate up to $1.0 million to each of the Sellers and a low, single-digit royalty based on aggregate annual net sales of all products developed based on avexitide subject to certain reductions and exceptions. Our obligation to pay royalties expires on the expiration of the last to expire patent assigned to us under the agreement. We also agreed to retain each of the Sellers as consultants pursuant to consulting agreements, each with a term of one year, subject to annual renewal. The consulting agreement with Dr. Tracey McLaughlin was extended to go through December 31, 2017. The consulting agreement with Dr. Colleen Craig expired in the year ended December 31, 2016. During the year ended December 31, 2017, upon the successful completion of the Phase 2 trials, the development milestone was achieved, and we paid the related milestone payment of $0.1 million to each of the Sellers.

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

Under the BMS License Agreement, we are obligated to make development and regulatory milestone payments totaling $61.0 million and commercial sales milestones of up to $128.0 million after the achievement of specified milestones. We are also obligated to pay BMS annual net sales royalties in the range of mid-single to mid-teens, depending on net sales levels. If we grant a sublicense, we are obligated to pay BMS a portion of the sublicensing income received. As of December 31, 2018, the product has not reached commercialization and no milestones have been paid.

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

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA requesting approval to market the drug or biologic for one or more specified indications. FDA review and approval of the NDA or BLA is required before marketing of the product may begin in the United States. The NDA or BLA must include the results of all preclinical, clinical, and other testing, including negative or ambiguous results as well as positive findings, together with other detailed information including compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The application must also contain extensive manufacturing information. The FDA reviews an NDA or BLA to determine, among other things, whether a product is safe and effective for its intended use. The cost of preparing and submitting an NDA or BLA is substantial. Under federal law, the submission of most NDAs and BLAs is subject to both a substantial application user fee and annual program user fees. These fees are typically increased annually.

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

505(b)(2) NDA Pathway

As an alternative path to FDA approval, an applicant may submit an NDA under Section 505(b)(2) of the Food, Drug and Cosmetic Act. A Section 505(b)(2) NDA is an application that contains full reports of investigations of safety and effectiveness, but where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This type of application permits reliance for such approvals on literature or on an FDA finding of safety, effectiveness or both for an approved drug product.

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

Rare Pediatric Disease, or RPD, designation by FDA enables priority review voucher, or PRV, eligibility upon U.S. market approval of a designated drug for rare pediatric diseases. The RPD-PRV program is intended to encourage development of therapies to prevent and treat rare pediatric diseases. The voucher, which is awarded upon NDA or BLA approval to the sponsor of a designated RPD can be sold or transferred to another entity and used by the holder to receive priority review for a future NDA or BLA submission, which reduces the FDA review time of such future submission from ten to six months.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for frequent interactions with the review team during product development and, once an NDA or BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

A product intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers. PRIME designation by the EMA confers comparable benefits on qualifying drug product candidates.

Any marketing application for a biologic submitted to the FDA for approval, including a product with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. For products containing new molecular entities, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review).

Fast Track designation, Breakthrough Therapy designation, priority review, accelerated approval and RMAT designation do not change the standards for approval but may expedite the development or approval process.

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

Adverse Event Reporting and cGMP Compliance

Recordkeeping, adverse event reporting and the submission of periodic reports are required following the FDA’s approval of an NDA or BLA. The FDA also may require post-marketing testing or Phase 4 clinical trials, REMS, or surveillance to monitor the effects of an approved drug. In addition, the FDA may place conditions on an approval that could restrict the distribution or use of the product. Furthermore, manufacture, packaging, labeling, storage and distribution procedures must continue to conform to cGMPs after approval. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies to assess compliance with ongoing regulatory requirements, including cGMPs. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMPs. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution or withdraw approval of the NDA for that drug. Regulatory authorities may also withdraw product approvals, request product recalls, or impose marketing restrictions through labeling changes or product removals upon discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes.

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

We may be subject to data privacy and information security laws and regulations, including both foreign and domestic, in the locations in which we conduct our business. HIPAA and its respective implementing regulations imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information and requires the adoption of administrative, physical and technical safeguards to protect such information. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties.

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

International data protection laws, including, without limitation, the European Union’s General Data Protection Regulation (“GDPR”) and European Union (“EU”) member state data protection legislation, also apply to health-related and other personal data that we process, including, without limitation, personal data relating to clinical trial participants in the EU. The GDPR imposes, significant obligations on controllers and processors of personal data, including, among other things, standards relating to the privacy and security of personal data, which require the adoption of administrative, physical, and technical safeguards to protect such information. These laws may also include, without limitation, requirements for establishing an appropriate legal basis for processing personal data, transparency requirements related to communications with data subjects regarding the processing of their personal data, notification requirements to individuals about the processing of their personal data, an individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data, increased requirements pertaining to health data, requirements related to obtaining consent for processing personal information, and rules and restrictions on the transfer of personal data outside of the EU, including to the U.S. The GDPR also imposes obligations and required contractual provisions to be included in contracts between companies subject to the GDPR and that process personal data on behalf of such companies. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with these laws, where applicable, can result in the imposition of significant regulatory fines and penalties.

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of any products for which we receive regulatory approval for commercial sale will therefore depend in part on the availability of reimbursement from third-party payors, including government health administrative authorities, managed care providers, private health insurers, and other organizations.

The process for determining whether a third-party payor will provide coverage for a drug product typically is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover our product candidates could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process.

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

Research and Development Expenses

Our research and development expenses were $37.1 million, $29.5 million and $33.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Employees

As of December 31, 2018, we had a total of 18 full-time employees in the United States, eight of whom were primarily engaged in manufacturing, and research and development activities and eight of whom were engaged in general management and administration. Five of our employees have either an M.D. or a Ph.D. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced any work stoppage and consider our relations with our employees to be good.

Corporate Information

We were originally incorporated in California in December 2000 as Celladon Corporation. In April 2012, Celladon reincorporated in Delaware and had its initial public offering in February of 2014. On March 22, 2016, Private Eiger completed its merger with Celladon in accordance with the terms of the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub merged with and into Private Eiger, with Private Eiger becoming a wholly-owned subsidiary of Celladon and the surviving corporation of the Merger. Immediately following the Merger, Celladon changed its name to “Eiger BioPharmaceuticals, Inc.” In connection with the Merger, our common stock began trading on The NASDAQ Global Market with the ticker symbol “EIGR” on March 23, 2016. Our principal executive offices are located at 2155 Park Blvd in Palo Alto, California 94306, and our telephone number is 650-272-6138. Our corporate website address is www.eigerbio.com. The contents of our website are not incorporated into this Annual Report on Form 10-K and our reference to the URL for our website is intended to be an inactive textual reference only.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the years ended December 31, 2018, 2017 and 2016, we reported a net loss of $52.4 million, $42.4 million and $47.1 million, respectively. As of December 31, 2018, we had an accumulated deficit of $171.2 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

We believe that our currently available resources will be sufficient to fund our planned operations for at least the next 12 months following the issuance date of these consolidated financial statements. We will continue to require substantial additional capital to continue our clinical development, manufacturing and regulatory approval efforts and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amounts and timing of our future funding requirements will depend on many factors, including our ability to achieve regulatory approval and the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including manufacturing of clinical supplies, conducting clinical studies and providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and debt facilities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect losses to increase as we submit an NDA for regulatory approval for lonafarnib in progeria and advance our clinical development programs in various clinical studies. In particular, at our meetings with the FDA throughout 2018, the FDA confirmed that we could submit an NDA for lonafarnib for the progeria indication and additionally conduct a single, 400 patient pivotal study to support the submission of an NDA for lonafarnib for use in a hepatitis D virus indication. We would need significant additional resources in order to aggressively move lonafarnib forward successfully based on the discussions with the FDA. While we have not yet commenced pivotal clinical studies for any product candidate and it may be several years, if ever, before we complete pivotal clinical studies and have a product candidate approved for commercialization, we expect to invest significant funds into our clinical candidates to advance these compounds to potential regulatory approval.

If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. Even if we obtain adequate market share for our product candidates, because the potential markets in which our product candidates may ultimately receive regulatory approval could be very small, we may never become profitable despite obtaining such market share and acceptance of our products. For example, if we receive approval for lonafarnib in the progeria indications, we have agreed with The Progeria Research Foundation to make available lonafarnib to Hutchinson-Gilford progeria syndrome patients.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:

•	continue the clinical development of our product candidates and submit an NDA and MAA for lonafarnib in progeria and progeroid laminopathies in 2019;
•	in-license or acquire additional product candidates;
•	undertake the manufacturing or have manufactured our product candidates;
•	advance our programs into larger, more expensive clinical studies;
•	initiate additional nonclinical, clinical, or other studies for our product candidates;
•

identify, educate and develop potential commercial opportunities, such as lonafarnib boosted with ritonavir, lonafarnib for the treatment of progeria and progeroid laminopathies, Lambda for HDV, and avexitide for PBH;

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

To the extent that we raise additional capital through the sale of equity, debt or other securities convertible into equity, your ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder such as the Loan and Security Agreement we entered into with Oxford Finance LLC, or Oxford Finance, in December 2016, or the Oxford Loan. The Oxford Loan is a $25.0 million debt financing arrangement with Oxford Finance wherein we borrowed the first tranche of $15.0 million upon closing of the debt financing in December 2016. In May 2018, we entered into an amendment to the Oxford Loan and borrowed $5.0 million, or, as amended the Oxford Loan. In August 2018, we drew the final $5.0 million upon achievement of certain clinical milestones. The Oxford Loan is secured by perfected first priority liens on the Company's assets, excluding intellectual property but including a commitment by the Company to not allow any liens to be placed upon such intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency.

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

Covenants in the Oxford Loan restrict our business and operations in many ways and if we do not effectively comply with our covenants, our financial conditions and results of operations could be adversely affected.

The Oxford Loan provides for up to $25.0 million in term loans due on July 1, 2021, of which all $25.0 million in principal is outstanding. All of our current and future assets, except for intellectual property, secure our borrowings under the Oxford Loan. The Oxford Loan requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Oxford Loan, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable. If we are unable to repay those amounts, the lenders under the Oxford Loan could proceed against the collateral granted to them to secure that debt, and our inability to use or dispose of those assets would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty and accelerate the maturity of the debt. Any default under the Oxford Loan would materially affect our liquidity and ability to fund our operations and complete our planned clinical trials and regulatory filings would be substantially impaired.

Risks Related to the Development of our Product Candidates

We are dependent on the success of our product candidates, which are in various stages of clinical development. Certain of our product candidates have produced results in academic settings to date or for other indications than those that we contemplate, and we cannot give any assurance that we will generate data for any of our product candidates sufficient to receive regulatory approval in our planned indications, which will be required before they can be commercialized.

To date, we have invested substantially all of our efforts and financial resources to identify, acquire, and develop our portfolio of product candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more of these product candidates. We plan to submit an NDA for one of these programs in 2019. We currently generate no revenue from sales of any drugs, and we may never be able to develop or commercialize a product candidate. In addition, to the extent that we receive regulatory approval for lonafarnib in progeria and progeroid laminopathies, we expect our commitment to provide access for patients with progeria and progeroid laminopathies for no or minimal cost to those patients to result in a loss to us.

With respect to potential commercial products, we currently have one product candidate that is in Phase 3 clinical trials and two Phase 2 development programs focused on two separate indications. It may be years before our studies are initiated and completed, if at all. In October 2018, the FDA granted Rare Pediatric Disease, or RPD, designation to lonafarnib in the treatment of progeria and progeroid laminopathies. RPD designation enables priority review voucher, or PRV, eligibility upon U.S. market approval of lonafarnib for these ultra-rare and fatal genetic conditions characterized by accelerated aging in children. We are collaborating with The Progeria Research Foundation, or PRF, and we plan to submit a new drug application, or NDA, and marketing authorization approval, or MAA, in 2019. There can be no assurance that we will receive regulatory approval for lonafarnib in the treatment of progeria and progeroid laminopathies or that we will receive a PRV.

In January 2018, we announced that Phase 2 LIBERTY study results of ubenimex in pulmonary arterial hypertension (PAH) demonstrated no improvement overall or in key subgroups. In October 2018, we announced that our Phase 2 ULTRA study of ubenimex in primary and secondary lymphedema of the lower limb demonstrated no improvement of ubenimex over placebo. The Company discontinued development of ubenimex in both PAH and lymphedema based on these results.

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

Our business strategy is based upon obtaining Orphan Drug designation for our product candidates, which is an uncertain process. The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are unable to obtain orphan drug designation or regulatory approval for our product candidates, our business would be substantially harmed.

Our approach to identifying and developing product candidates depends, in large part, on our ability to obtain orphan drug designation from regulatory authorities in major markets. Without the potential protection of this regulatory exclusivity upon approval, many of our product candidates would otherwise not justify investment. While we assess the potential for obtaining orphan drug designation at the time that we contemplate the acquisition of product candidates and we intend to timely file for such designation, there can be no assurance that we will obtain orphan drug designation or be able to successfully meet the regulatory requirements to maintain that designation with the planned clinical trials for our product candidates. Failure to obtain orphan drug designation would make our product candidates significantly less competitive and potentially not viable investments for further development. Although we currently have orphan drug designation for some of our product candidates in multiple targeted indications, failure to demonstrate significant benefit over existing approved drugs in pivotal clinical trials may lead to marketing approval but without qualifying for orphan drug protection in some regions, such as in Europe.

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

Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of preclinical studies and early clinical studies of our product candidates may not be predictive of the results of larger, later-stage controlled clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. Our clinical studies to date have been conducted on a small number of patients in limited numbers of clinical sites and in academic settings or for other indications. We will have to conduct larger, well-controlled studies in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical studies. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase 2, Phase 3, or other clinical studies we have conducted or may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to obtain regulatory approval to receive regulatory approval or market our drug candidates. For example, in 2018 we announced that two of our Phase 2 clinical trials of ubenimex in two different indications were negative results and as a result we have terminated further development of ubenimex.

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

Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices, or cGMP, regulations and corresponding foreign regulatory manufacturing requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA or MAA.

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

If any of our relationships with investigators or third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs in a timely manner or do so on commercially reasonable terms. In addition, our CROs may not prioritize our clinical studies relative to those of other customers and any turnover in personnel or delays in the allocation of CRO employees by the CRO may negatively affect our clinical studies. If investigators or CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, our clinical studies may be delayed or terminated, and we may not be able to meet our current plans with respect to our product candidates. CROs may also involve higher costs than anticipated, which could negatively affect our financial condition and operations.

In addition, we do not currently have, nor do we plan to establish the capability to manufacture product candidates for use in the conduct of our clinical studies or in support of our commercialization of potential products, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale without the use of third-party manufacturers. We plan to rely on third-party manufacturers and their responsibilities will include purchasing from third-party suppliers the materials necessary to produce our product candidates for our clinical studies and regulatory approval. There are expected to be a limited number of suppliers for the active ingredients and other materials that we expect to use to manufacture our product candidates, and we may not be able to identify alternative suppliers to prevent a possible disruption of the manufacture of our product candidates for our clinical studies, and, if approved, ultimately for commercial sale. Although we generally do not expect to begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete the study, any significant delay or discontinuity in the supply of a product candidate, or the active ingredient or other material components in the manufacture of the product candidate, could delay completion of our clinical studies and potential timing for regulatory approval of our product candidates, which would harm our business and results of operations.

With respect to our lonafarnib program, we procured an inventory of product from Merck to supply our initial clinical study needs. In 2016, we transferred the manufacturing of drug substance and drug product to our third-party contractors. These vendors have successfully made GMP batches for our clinical studies.

The material used for Lonafarnib HDV pivotal trails and Progeria clinical studies are sourced from Eiger controlled CMOs. These same vendors are currently under development for commercial qualification.

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

We focus our product development principally on treatments for rare diseases. Given the small number of patients who have the diseases that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidate. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. For example, for lonafarnib and Lambda, HDV is associated with hepatitis B virus infection, which is a pre-requisite for the replication of HDV. Although we believe that the data are supportive of antiviral activity against HDV, there can be no assurance that our clinical trials will successfully address this condition. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Moreover, if lonafarnib receives regulatory approval for use in progeria, we expect that the supply of lonafarnib to patients with progeria and progeroid laminopathies will have limited profits.

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

Further, given our lack of prior experience in marketing and selling biopharmaceutical products, we may rely on future collaborators to commercialize our products. If collaborators do not commit sufficient resources to commercialize our future products and we are unable to develop the necessary marketing and sales capabilities on our own, we will be unable to generate sufficient product revenue to sustain or grow our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations, in particular in the markets our product candidates are intended to address. Without appropriate capabilities, whether directly or through third-party collaborators, we may be unable to compete successfully against these more established companies. In addition, if lonafarnib receives regulatory approval for use in progeria and progeroid laminopathies, we would be required to establish an expanded access program in order to make this product available for patients with progeria and progeroid laminopathies, which would require additional resources and costs in support of use in this indication.

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

The pricing, coverage and reimbursement of our products must be sufficient to support our commercial efforts and other development programs and the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to be able to afford expensive treatments, particularly in orphan drug designated indications where the eligible patient population is small. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid for or reimbursed by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or government authorities, private health insurers, and other third-party payors. If coverage and reimbursement are not available, or are available only in limited amounts, we may have to subsidize or provide products for free or we may not be able to successfully commercialize our products. For example, if lonafarnib is approved for patients with progeria and progeroid laminopathies, we would expect to provide the product under expanded access programs, which may not result in reimbursement for our supply of the product.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsolved. The patent applications that we own or in-licensed may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our product candidates, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

Certain of our product licenses are limited to specified indications or therapeutic areas which may result in the same compound being developed and commercialized by a third party whom we have no control over or rights against. This may result in safety data, pricing or off label uses from that third party’s product that may negatively affect the development and commercialization of our product candidates. For example, Kura has an exclusive license to tipifarnib for use in cancer indications while we have a license for anti-viral indications. As a result of Kura’s right to use the same compound in a different indication, it is possible that development and sales may impact our product development and commercialization efforts. If we cannot obtain and maintain effective protection of exclusivity from our regulatory efforts and intellectual property rights, including patent protection, for our product candidates, we may not be able to compete effectively, and our business and results of operations would be harmed.

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

We currently have rights to the intellectual property, through licenses from third parties and under patents that we do not own, to develop and commercialize our product candidates. Because our programs may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to maintain in effect these proprietary rights. For example, we have certain specified diligence obligations under our Stanford license agreement for lonafarnib. We may not be able to achieve the required diligence milestones in a timely manner, which may result in Stanford’s right to terminate the license agreement, and we may be unable to successfully negotiate an extension or waiver of those termination rights. Any termination of license agreements with third parties with respect to our product candidates would be expected to negatively impact our business prospects.

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

While we normally seek and gain the right to fully prosecute the patents relating to our product candidates, there may be times when patents relating to our product candidates are controlled by our licensors. This is the case with our agreements with Stanford and Nippon Kayaku, each of whom is primarily responsible for the prosecution of patents and patent applications licensed to us under the applicable collaboration agreements. If they or any of our future licensors fail to appropriately and broadly prosecute and maintain patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using, importing, and selling competing products. In addition, even where we now have the right to control patent prosecution of patents and patent applications, we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors in effect from actions prior to us assuming control over patent prosecution.

If we fail to comply with obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to a number of intellectual property license and supply agreements that are important to our business and expects to enter into additional license agreements in the future. Our existing agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, purchasing, supply and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, our agreements may be subject to termination by the licensor, in which event we would not be able to develop, manufacture or market products covered by the license or subject to supply commitments.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

As of December 31, 2018, we had 18 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Failure to comply with existing or future laws and regulations related to privacy or data security could lead to government enforcement actions (which could include civil or criminal fines or penalties), private litigation, other liabilities, and/or adverse publicity. Compliance or the failure to comply with such laws could increase the costs of our products and services, could limit their use or adoption, and could otherwise negatively affect our operating results and business.

Regulation of data processing is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and security, and the collection, processing, storage, transfer, and use of data. We and our partners may be subject to current, new, or modified federal, state, and foreign data protection laws and regulations (e.g., laws and regulations that address data privacy and data security including, without limitation, health data). These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data. These and other requirements could require us or our partners to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our partners’ ability to process or use data in order to support the provision of our products or services, affect our or our partners’ ability to offer our products and services in certain locations, or cause regulators to reject, limit or disrupt our clinical trial activities.

In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may receive unintended health information in error from third parties (including research institutions from which we may obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties, including if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

International data protection laws, including, without limitation, the GDPR, that took effect in May 2018, and member state data protection legislation, may also apply to health-related and other personal information obtained outside of the United States. These laws impose strict obligations on the ability to process health-related and other personal information of data subjects in the EU, including in relation to use, collection, analysis, and transfer of such personal information. These laws include several requirements relating to obtaining the consent of the individuals to whom the personal data relates, limitations on data processing, establishing a legal basis for processing, notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, the security and confidentiality of the personal data and various rights that data subjects may exercise.

The GDPR prohibits the transfer, without an appropriate legal basis, of personal data to countries outside of the European Economic Area, or EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, uncertainty about compliance with EU data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop and market our products and services. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the European Union-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, other countries have passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data.

Under the GDPR, regulators may impose substantial fines and penalties for non-compliance. Companies that violate the GDPR can face fines of up to the greater of 20 million Euros or 4% of their worldwide annual turnover (revenue). The GDPR has increased our responsibility and liability in relation to personal data that we process, requiring us to put in place additional mechanisms to ensure compliance with the GDPR and other EU and international data protection rules.

Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties, fines or sanctions), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations related to security or privacy, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. Compliance with data protection laws may be time-consuming, require additional resources and could result in increased expenses, reduce overall demand for our products and services and make it more difficult to meet expectations of or commitments to customers or partners.

Any of these matters could materially adversely affect our business, financial condition, or operational results.

Failure in our information technology and storage systems or our security measures, including without limitation, data breaches, or inadequacy of our business continuity and disaster recovery plans and procedures, could significantly disrupt the operation of our business.

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology, or IT, systems, and the availability of data related to our products, services and operations. IT systems and data are vulnerable to risks and damages from a variety of sources, including catastrophe or natural disaster, telecommunications or network failures, malicious human acts, breaches of security, cyber-attacks, loss of power or other natural or man-made events. Moreover, despite network security and back-up measures, some of our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. If our business continuity and disaster recovery plans and procedures were disrupted, inadequate or unsuccessful in the event of a problem, we could experience a material adverse interruption of our operations.

Specifically, data security breaches, whether inadvertent or intentional, by employees or others, may expose proprietary information, trade secrets, personal information, clinical trial data or other sensitive data to unauthorized persons, impact the integrity, availability or confidentiality of our IT systems or data (including, but not limited to, data loss), or disrupt or interrupt our IT systems or operations. Our partners and vendors face similar risks and any security breach of their systems could adversely affect our security posture. Malicious attacks by third parties are of ever-increasing sophistication and can be made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists”, nation states and others. The Foreign, federal, and state laws or regulations allows for the imposition of civil liability, fines and/or corrective action on entities that improperly use or disclose the personal information of individuals, including through a data security breach. Accordingly, data security breaches experienced by us, our collaborators or contractors could lead to significant fines, required corrective action, loss of trade secrets or other intellectual property, or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to personal information, including personally identifiable information, patient information or protected health information, could result in civil liability, harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent data security breaches or privacy violations, respond appropriately or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer civil liability to our customers or individuals, loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access events can be difficult to detect, and any delay in identifying and responding to them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures designed to protect our data security and information technology systems, no set of security measures is infallible, and these measures may not prevent such events.

Despite precautionary measures to prevent anticipated and unanticipated problems, including data breaches, there can be no assurance that our efforts to protect our data and information technology systems will prevent breakdowns or breaches in our systems (or that of our third-party providers). Such events could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate, use and maintain data or our IT systems could adversely affect our ability to operate our business and result in increased costs or loss of revenue, other financial and reputational harm to us, theft of trade secrets and other proprietary information, legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties.

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

We may be subject, directly or indirectly, to foreign, federal and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties, sanctions or other liability.

Our operations may be subject to various foreign, federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, physician sunshine laws, the GDPR and other regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by foreign, federal, and state governments in which we conduct our business. The laws that may affect our ability to operate include:

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

•	HIPAA and its implementing regulations impose certain requirements relating to the privacy, security, and transmission of individually identifiable health information;
•

The Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payors, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

•

the GDPR and other EU member state data protection legislation, which require data controllers and processors, to adopt administrative, physical and technical safeguards to protect personal data, including health-related data, including mandatory contractual terms with third-party providers, requirements for establishing an appropriate legal basis for processing personal data, transparency requirements related to communications with data subjects regarding the processing their personal data, standards for obtaining consent from individuals to process their personal data, notification requirements to individuals about the processing of their personal data, an individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data, increased requirements pertaining to health data, as well as strict rules and restrictions on the transfer of personal data outside of the EU, including to the U.S.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, sanctions, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use or misuse of our product candidates harm patients or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims.

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

Risks Related to Celladon’s Historical Business Operations

We have been the subject of securities class action lawsuits filed against Celladon and we cannot guarantee that additional securities litigation will not be brought against us in the future.

In July 2015, following Celladon’s announcements of the negative CUPID 2 data and the suspension of further research and development activities and the subsequent declines of the price of its common stock, three putative class actions were filed in the U.S. District Court for the Southern District of California against Celladon and certain of its current and former officers. The complaints generally alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, by making materially false and misleading statements regarding the clinical trial program for MYDICAR, thereby artificially inflating the price of Celladon’s common stock. The complaints sought unspecified monetary damages and other relief, including attorneys’ fees. On December 9, 2015, the district court consolidated the three putative securities class actions and appointed a lead plaintiff to represent the putative class. The district court dismissed the complaint on October 7, 2016 and closed the case on December 9, 2016. The lead plaintiff subsequently appealed the dismissal to the United States Court of Appeals for the Ninth Circuit, or the Ninth Circuit. On September 17, 2018, the Ninth Circuit affirmed the district court’s order dismissing the complaint. The time to appeal the Ninth Circuit’s decision has lapsed and the Ninth Circuit’s opinion affirming the dismissal of the complaint is final, effectively terminating the shareholder lawsuit.

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

The market price of our common stock has been and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	results or delays in preclinical studies or clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	unanticipated serious safety concerns related to the use of any of our product candidates;
•	reports of adverse events in other gene therapy products or clinical trials of such products;
•	inability to obtain additional funding;
•	any delay in filing an IND, NDA, or MAA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;
•	our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	failure to obtain Orphan Drug designation;
•	failure to maintain our existing third-party license and supply agreements;
•	failure by our licensors to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our product candidates;

•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services, or technologies by our competitors;
•	failure to meet or exceed financial and development projections we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	if securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding our business and stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to the hepatitis market generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with potential products of ours;
•	changes in the structure of health care payment systems; and
•	period-to-period fluctuations in our financial results.

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

The 2017 comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into U.S. law tax legislation, or the Tax Act, which significantly changed the Internal Revenue Code of 1986, as amended, or the Code. The Tax Act, among other things, contained significant changes to U.S. federal income corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; for net operating losses generated after December 31, 2017, limitation of the deduction to 80% of current year taxable income; mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The Tax Act could be amended or subject to technical correction, possibly with a retroactive effect, which could change the financial impacts that were recorded at December 31, 2018 or are expected to be recorded in future periods.

Our net operating loss carryforwards and certain other tax attributes are now subject to limitations.

Our federal and state net operating loss, or NOL, carry-forwards will begin to expire, if not utilized, beginning in 2030 for federal income tax purposes and 2028 for California state income tax purposes. These NOL carry-forwards could expire unused and be unavailable to offset future income tax liabilities. While the Tax Act allows for federal net operating losses incurred in 2018 and in future years to be carried forward indefinitely, the deductibility of such federal net operating losses incurred in 2018 and in future years will be limited. Moreover, if a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, or Section 382, the corporation’s NOL carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Merger resulted in such an ownership change and, accordingly, Celladon’s NOL carryforwards and certain other tax attributes will be subject to further limitations on their use. We assessed whether Eiger had an ownership change, as defined by Section 382 of the Code, as a result of the Merger that occurred from our formation through December 31, 2016. Based upon this assessment no reduction was made to Eiger’s federal and state NOL carryforwards or federal and state tax credit carryforwards under these rules. Additional ownership changes in the future could result in additional limitations on the combined organization’s NOL carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. A full valuation allowance has been provided for the entire amount of our remaining net operating losses.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our corporate headquarters are located at 2155 Park Blvd in Palo Alto, California 94306 in a facility we lease encompassing 8,029 square feet of office space. The lease commenced on March 1, 2018 and expires five years after the commencement date. The lease has one three-year renewal option prior to expiration and includes rent escalation clauses through the lease term.

ITEM 3. Legal Proceedings

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would have a material adverse effect on our business, financial condition, operating results or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Holders of Record

As of March 11, 2019, there were approximately 30 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Introduction

We are a clinical stage biopharmaceutical company focused on bringing to market novel product candidates for the treatment of rare diseases. Since our founding in 2008, we have worked with investigators at Stanford University and evaluated a number of potential development candidates from pharmaceutical companies to comprise a pipeline of novel product candidates. The programs have several aspects in common: the disease targets represent conditions of high unmet medical need with no approved therapies; the therapeutic approaches are supported by an understanding of disease biology and mechanism as elucidated by our academic research relationships; prior clinical experience with the product candidates guides an understanding of safety; and the development paths leverage the experience and capabilities of our experienced, commercially-focused management team. Lonafarnib is our lead compound that we expect to advance into Phase 3 with a single pivotal trial to treat Hepatitis Delta Virus, or HDV, infection and for which we expect to file a new drug application, or NDA, and marketing authorization application, or MAA, for the treatment of Hutchinson-Gilford Progeria Syndrome, known as HGPS or progeria, and progeroid laminopathies in 2019. In addition, we recently announced positive Phase 2 data with peginterferon lambda (Lambda) for HDV infection and avexitide for post-bariatric hypoglycemia. All our programs address distinct rare diseases.

Recent Developments

Appointment of Stephana Patton as General Counsel, Corporate Secretary, and Chief Compliance Officer

On February 27, 2019, we announced the appointment of Dr. Stephana Patton as the Company’s General Counsel, Corporate Secretary, and Chief Compliance Officer. Dr. Patton brings twenty years of legal experience to Eiger, and was most recently General Counsel, Corporate Secretary, and Chief Compliance Officer at BioTime, Inc., responsible for all legal and compliance matters at BioTime and its subsidiaries.  Previously, Dr. Patton was Vice President, General Counsel, and Commercial Compliance Officer at BioDelivery Sciences International, Inc.  Dr. Patton began her pharmaceutical industry career at Salix Pharmaceuticals, Inc., where she was Vice President of Intellectual Property and Licensing, until the company was acquired by Valeant, Inc. in 2015.

Patent Protection for Lonafarnib Boosted with Ritonavir for Treatment of Hepatitis Delta Virus Infection in Europe and Japan

On February 6, 2019, we announced that the European Patent Office and the Japan Patent Office had both issued decisions to grant patents with claims covering a broad range of lonafarnib boosted with ritonavir dosing regimens for the treatment of hepatitis delta virus (HDV) infection. A similar patent issued in the U.S. in 2018. With the grant of these new European and Japanese patents, lonafarnib boosted with ritonavir has now obtained patent protection with claims covering treatment with lonafarnib boosted with ritonavir in key major pharmaceutical markets including the U.S., Europe, and Japan. The patents, when granted, will expire in 2035. Similar patent applications are currently pending in China and Korea.

Oral Presentation of Phase 2 PREVENT Study of Avexitide in Post-Bariatric Hypoglycemia (PBH) at Upcoming Endocrine Society (ENDO) Meeting 2019 in New Orleans

On February 4, 2019, we announced an oral presentation had been granted for results of the Phase 2 PREVENT study at ENDO 2019 in New Orleans on March 25, 2019.

Appointment of Regulatory Expert and Industry Veteran Christine Murray, MS, RAC to Board of Directors

On January 7, 2019, we announced the appointment of Christine Murray, MS, RAC to our Board of Directors.  Ms. Murray is a pharmaceutical industry veteran with broad regulatory experience spanning over two decades in large pharma and biotechnology companies across diverse therapeutic areas including liver disease, metabolic disease, antivirals, and rare and ultra-rare disease programs, with multiple successful international regulatory submissions and outcomes.  Ms. Murray is currently Senior Vice President of Global Regulatory Affairs at Ultragenyx Pharmaceutical, Inc.

Breakthrough Therapy Designation Granted by FDA for Lonafarnib for Treatment of HDV Infection

On December 19, 2018, we announced that the Food and Drug Administration (FDA) has granted Breakthrough Therapy designation for lonafarnib for the treatment of HGPS or Progeria and progeroid laminopathies.  FDA Breakthrough Therapy designation is designed to expedite the development and review of medicines intended to treat serious or life-threatening diseases.

PRIME Designation Granted by European Medicines Agency for Lonafarnib for Treatment of HDV

On December 18, 2018, we announced that the European Medicines Agency (EMA) has granted PRIME (PRIority MEdicines) designation for lonafarnib for the treatment of HDV infection.  Eiger’s application was supported by data from Phase 2 clinical studies of lonafarnib treatment in HDV-infected patients, achieving endpoints which reflect an improvement in liver condition and virologic response rarely observed in untreated HDV patients.

Breakthrough Therapy Designation Granted by FDA for Lonafarnib for Treatment of Progeria and Progeroid Laminopathies

On December 17, 2018, we announced that the FDA has granted Breakthrough Therapy designation for lonafarnib for the treatment of HDV infection.  FDA Breakthrough Therapy designation involves a Fast Track development and FDA review process with guidance designed to expedite the development and review of medicines intended to treat serious or life-threatening diseases.

Rare Pediatric Disease Designation for Lonafarnib in the Treatment of Progeria and Progeroid Laminopathies

On October 22, 2018, we announced that the FDA granted Rare Pediatric Disease, or RPD, designation to lonafarnib in the treatment of progeria and progeroid laminopathies. RPD designation enables priority review voucher, or PRV, eligibility upon U.S. market approval of lonafarnib for these ultra-rare and fatal genetic conditions characterized by accelerated aging in children. We are collaborating with The Progeria Research Foundation, or PRF, and we plan to submit an NDA in 2019. There is currently no approved treatment for progeria or progeroid laminopathies.

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

Phase 2 LIMT Study

On October 17, 2018, we announced positive data with Peginterferon Lambda, or Lambda, in our Phase 2 LIMT HDV (Lambda Interferon MonoTherapy in Hepatitis Delta Virus) Study. LIMT HDV enrolled a total of 33 patients, randomized to Lambda 180 µg (N=16) or Lambda 120 µg (N=17), respectively, with weekly subcutaneous injections for 48 weeks in patients with chronic HDV. Lambda is a first in class, type III interferon, in development for the treatment of HDV.

At Week 48, patients in the 180 µg Lambda treated group experienced a -2.4 log10 mean decline in HDV-RNA, with 6 of 10 (60%) experiencing 2log10 decline, 4 of 10 (40%) patients were HDV-RNA negative at end of treatment. At Week 48, patients in the 120 µg Lambda treated group experienced a -1.5 log10 mean decline in HDV RNA, with 6 of 14 (42.9%) experiencing 2log10 decline, 2 of 14 (14.3%) patients were HDV-RNA negative at end of treatment. The most common adverse events included mild to moderate flu-like symptoms and elevated transaminase levels.

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

FDA Guidance on HDV Phase 3 Study Design:  Primary Endpoint Established

On September 24, 2018, we announced the receipt of written guidance from the FDA, confirming concurrence on a pivotal trial design, including the primary endpoint for D-LIVR, the first-ever, registration study for HDV infection.

A combined primary endpoint of ≥ 2 log10 decline in HDV RNA and normalization of alanine aminotransferase (ALT) at the end of 48 weeks of treatment has been accepted by the FDA as the primary endpoint and would be supportive of an accelerated approval of two lonafarnib-based, ritonavir-boosted regimens.  An all-oral arm of lonafarnib boosted with ritonavir and a combination arm of lonafarnib boosted with ritonavir combined with pegylated interferon-alfa will each be compared to placebo in the D-LIVR study.  Accelerated approval could be based on successful achievement of this surrogate endpoint in this single pivotal study in addition to a post-marketing confirmatory trial to evaluate clinical benefit.

Notice of Allowance for Lonafarnib Patent Claims in HDV

On July 31, 2018, we announced the receipt of the Notice of Allowance from the United States Patent and Trademark Office for U.S. patent application number 15/335,327, entitled “Treatment of Hepatitis Delta Virus Infection.” The allowed claims cover a broad range of doses and durations of lonafarnib boosted with ritonavir. Lonafarnib is an oral, small molecule farnesyl transferase inhibitor in development for the treatment of HDV infection. The resulting U.S. Patent 10,076,512 issued on September 18, 2018 and has a term extending to 2035. We are pursuing additional claims with continuation applications.

In January 2018, we announced that Phase 2 LIBERTY study results in pulmonary arterial hypertension or PAH demonstrated no improvement overall or in key subgroups. On October 16, 2018, we announced results from our Phase 2 ULTRA study in primary and secondary lymphedema of the lower limb, demonstrated no improvement of ubenimex over placebo in the primary endpoint of skin thickness and secondary endpoints of limb volume and bioimpedance. We discontinued development of ubenimex in both PAH and lymphedema based on these results.

We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception, and we do not anticipate that we will achieve profitability in the near term. Our net losses were $52.4 million, $42.4 million and $47.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $171.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Merger with Celladon

On March 22, 2016, we completed the merger between Private Eiger and Celladon in accordance with the terms of the Agreement and Plan of Merger, dated as of November 18, 2015, by and among Private Eiger, Celladon and Celladon Merger Sub, Inc., or the Merger. Also, on March 22, 2016, in connection with, and prior to the completion of the Merger, we effected a fifteen for one reverse stock split of our common stock, or the Reverse Stock Split, and changed our name to “Eiger BioPharmaceuticals, Inc.”

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

The largest component of our operating expenses has historically been the investment in contract manufacturing arrangements, clinical trial material related costs and research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Product candidates:
Lonafarnib HDV	$18,816	$4,284	$5,237
Lambda HDV	1,945	3,892	7,244
Avexitide PBH	3,009	3,173	2,984
Ubenimex PAH (terminated in January 2018)	1,613	9,789	10,393
Ubenimex Lymphedema (terminated in October 2018)	2,503	2,132	2,271
Progeria	2,831	—	—
Internal research and development costs	6,374	6,249	4,885
Total research and development expense	$37,091	$29,519	$33,014

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

Interest Expense

Interest expense for the years ended December 31, 2018 and 2017, consists of interest and amortization of the debt discount related to our borrowing under the Oxford Loan executed in December 2016. Interest expense for the year ended December 31, 2016, consists of interest and amortization of the debt discount related to the outstanding convertible promissory notes issued in November 2015, which were converted into common stock in March 2016, or the Notes.

Interest Income

Interest income consists of interest earned on our investments in debt securities and cash equivalents.

Other Income (Expense), Net

Other income (expense), net in 2018 is not material.

Other income (expense), net in 2017 primarily consists of the $0.2 million payment received for MYDICAR sale.

Other income (expense), net in 2016 consists of the change in fair value of the obligation to issue common stock to Eiccose and the change in fair value of the warrant liability.

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

Accrued Research and Development Costs

We record accrued expenses for estimated costs of research and development activities conducted by external service providers, which include the conduct of clinical research and contract formulation and manufacturing activities. We record the estimated costs of development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in accrued liabilities in the consolidated balance sheet and within research and development expense in the consolidated statement of operations. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these external service providers.

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

In addition to the Black-Scholes assumptions and prior to adoption of ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, in the first quarter of 2017, we estimated our forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. The impact from any forfeiture rate adjustment was recognized in full in the period of adjustment and if the actual number of future forfeitures differed from our estimates, we were required to record adjustments to stock-based compensation in future periods. Following the adoption of ASU 2016-09 we made an accounting policy election to account for forfeitures as they occur. This change did not have a material impact to the consolidated financial statements.

Prior to adoption of ASU 2018-07, Compensation—Stock Compensation (Topic 718), on January 1, 2018, stock options granted to non-employee consultants were recorded at fair value and remeasured at the end of each period as they vest using the Black-Scholes option-pricing model. After the adoption of ASU 2018-07, we elected to use the contractual term to determine the non-employee awards fair value at the grant date. The contractual term of options granted under the Plan is ten years.

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

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes results of operations for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,		Increase / (Decrease)	% Change
	2018	2017
Operating expenses:
Research and development	$37,091	29,519	$7,572	26%
General and administrative	13,956	12,001	1,955	16%
Total operating expenses	51,047	41,520	9,527	23%
Loss from operations	(51,047)	(41,520)	(9,527)
Interest expense	(2,329)	(1,524)	(805)	53%
Interest income	997	410	587	143%
Other (expense) income, net	(12)	186	(198)	*
Net loss	$(52,391)	$(42,448)	$(9,943)	23%

*Percentage not meaningful.

Research and development expenses

Research and development expenses increased by $7.6 million to $37.1 million for the year ended December 31, 2018, from $29.5 million for the same period in 2017. The increase was primarily due to a $7.4 million increase in consulting fees and clinical expenditures due to increased program activity, and a $0.3 million increase in stock-based compensation expense due to an increase in headcount and higher level of stock-based compensation expense in 2018, which was partially offset by a $0.2 million decrease in milestone payments to Stanford University investors as there were no such payments in 2018.

General and administrative expenses

General and administrative expenses increased by $2.0 million to $14.0 million for the year ended December 31, 2018, from $12.0 million for the same period in 2017. The increase was primarily due to a $0.8 million increase in compensation and personnel related expenses and a $0.5 million increase in stock-based compensation expense due to an increase in headcount and higher level of stock-based compensation expense in 2018, a $0.3 million increase in facility and insurance expenses related to the new office lease, and a $0.3 million increase in legal, consulting, advisory and accounting services.

Interest expense

Interest expense increased by $0.8 million to $2.3 million for the year ended December 31, 2018, from $1.5 million for the same period in 2017. Interest expense primarily increased due to the drawdown of an additional $10.0 million under the Oxford Loan in 2018.

Interest income

Interest income increased by $0.6 million to $1.0 million for the year ended December 31, 2018, from $0.4 million for the same period in 2017. The increase was primarily due to an increase in the interest earned on our investments in debt securities and cash equivalents in 2018 as compared to 2017.

Other (expense) income, net

Other (expense) income, net changed by $0.2 million to $12,000 of other expense for the year ended December 31, 2018, from $0.2 million of other income for the same period in 2017. Other income in 2017 consisted of the $0.2 million payment received from Theragene for MYDICAR sale, and there was no such income earned in 2018.

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes results of operations for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,		Increase / (Decrease)	% Change
	2017	2016
Operating expenses:
Research and development	$29,519	$33,014	$(3,495)	(11)%
General and administrative	12,001	13,106	(1,105)	(8)%
Total operating expenses	41,520	46,120	(4,600)	(10)%
Loss from operations	(41,520)	(46,120)	4,600
Interest expense	(1,524)	(690)	(834)	121%
Interest income	410	97	313	323%
Other income (expense), net	186	(374)	560	*
Net loss	$(42,448)	$(47,087)	$4,639	(10)%

*Percentage not meaningful.

Research and development expense

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

Interest income

Interest income increased by $0.3 million to $0.4 million for the year ended December 31, 2017, from $0.1 million for the year ended December 31, 2016. The increase was primarily due to the interest earned on our investments in debt securities and cash equivalents being for the entire year of 2017, compared to 2016 only being for one quarter as the funds were not invested until the fourth quarter of 2016.

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

Sources of Liquidity

To date, our operations have been financed primarily through the public issuance of common stock and borrowings under the term loan agreement. As of December 31, 2018, we had $61.3 million of cash and cash equivalents, $39.1 million of short-term debt securities and an accumulated deficit of $171.2 million. We believe that the currently available resources will be sufficient to fund our operations for at least the next 12 months following the issuance date of these consolidated financial statements.

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

In December 2017, we filed the shelf registration statement on Form S-3 (File No. 333-221972) with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $125.0 million of our common stock, preferred stock, debt securities and warrants.

In May 2018, we completed an underwritten public offering of 3,680,000 shares of common stock, including 480,000 shares of common stock purchased to the underwriter’s option to purchase additional shares, at an offering price of $12.50 for gross cash proceeds of $46.0 million under our shelf registration statement (File No. 333-221972).

In October 2018, we completed an underwritten public offering of 4,830,918 shares of common stock, including 630,120 shares of common stock purchased to the underwriter’s option to purchase additional shares, at an offering price of $10.35 per share for gross cash proceeds of $50.0 million under our shelf registration statement (File No. 333-221972). As of December 31, 2018, an aggregate of approximately $112.5 million of securities remain available for issuance by us under both shelf registration statements, including up to approximately $24.9 million of our common stock that we may offer and sell, from time to time, at our discretion, through Cantor Fitzgerald & Co. as our sales agent under the ATM financing facility sales agreement.

In May and August 2018, we borrowed the final $10.0 million under the secured loan agreement with Oxford Finance LLC.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by (used in):
Operating activities	$(42,671)	$(38,372)	$(37,970)
Investing activities	(29,085)	22,657	(4,194)
Financing activities	100,983	19,994	65,142
Net increase in cash and cash equivalents	$29,227	$4,279	$22,978

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2018 was $42.7 million and primarily consisted of a net loss of $52.4 million and amortization of the debt securities of $0.4 million, which was partially offset by $5.0 million of stock-based compensation expense, $0.6 million of non-cash interest related to amortization of debt discount, and $0.4 million expense related to the vesting of common stock issued under the Product Development Agreement. Additionally, cash used in operating activities reflected changes in net operating assets due to an increase of $5.0 million in accounts payable, accrued liabilities, and other long term liabilities primarily associated with increase in business activity, which was partially offset by an increase of $0.8 million in prepaid expenses and other current assets primarily due to the timing of payments, and an increase of $0.1 million in other non-current assets.

Cash used in operating activities for the year ended December 31, 2017 was $38.4 million, and primarily consisted of a net loss of $42.4 million and gain on intellectual property sale of $0.2 million from MYDICAR sale, which was partially offset by $4.2 million of stock-based compensation expense and $0.3 million of non-cash interest related to amortization of debt discount. Additionally, cash used in operating activities reflected changes in net operating assets due to an increase of $0.2 million in other non-current assets primarily associated with the deposit paid for the new facility lease entered into in October 2017 and an increase of $0.1 million in prepaid expenses and other current assets primarily associated with the timing of payments.

Cash used in operating activities for the year ended December 31, 2016 was $38.0 million and primarily consisted of a net loss of $47.1 million, offset by $3.2 million expense related to a non-cash issuance of common stock to Bristol-Meyers Squibb in connection with the BMS License Agreement, $3.2 million of stock-based compensation expense, $0.7 million of non-cash interest expense related to the Notes outstanding prior to their conversion into common stock in March 2016 and $0.4 million change in fair value of warrant liability and obligation to issue shares to Eiccose. Additionally, cash used in operating activities reflected changes in net operating assets due to an increase of $1.5 million in accounts payable and accrued expenses and other liabilities primarily associated with increase in business activity, and decrease of $0.3 million in prepaid expenses and other current assets.

Cash flows from investing activities

Net cash used in investing activities for the year ended December 31, 2018 was $29.1 million. The net cash decrease was primarily due to $57.2 million purchases of debt securities and $0.1 million purchases of property and equipment, which was partially offset by $28.2 million proceeds from maturities of debt securities.

Net cash provided by investing activities for the year ended December 31, 2017 was $22.7 million. The net cash increase was primarily due to $47.0 million of proceeds from maturities of debt securities and a $0.2 million payment received from Theragene for the sale of MYDICAR related assets, partially offset by $24.5 million purchase of debt securities.

Net cash used in investing activities for the year ended December 31, 2016 was $4.2 million. The net cash increase was primarily due to $34.2 million for the purchase of debt securities, partially offset by $28.0 million of proceeds received upon the consummation of the Merger and $2.0 million of proceeds from maturities of debt securities.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2018 was $101.0 million and consisted of $90.7 million of proceeds from the issuance of common stock upon public offering, $9.9 million of net proceeds from borrowings in connection with the Oxford Loan, $0.3 million of proceeds from the issuance of common stock upon stock option exercises, and $0.1 million of proceeds from the purchases of common stock under our ESPP.

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

Contractual Obligations and Commitments

Leases and Term Loan

Refer to Notes 8 and 15 to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for a description of our contractual obligations at December 31, 2018.

Asset and License Agreements

We are obligated to make future payments to third parties under asset purchase and license agreements, including royalties and payments that become due and payable on the achievement of certain development and commercialization milestones.

Oxford Finance Term Loan

On December 30, 2016, we entered into the Oxford Loan for $25.0 million. We borrowed $15.0 million in December 2016 (“Tranche A”), $5.0 million in May 2018 (“Amended Tranche B”), and $5.0 million in August 2018 (“Amended Tranche C”). The Oxford Loan bears interest at a floating rate per annum equal to the greater of either the 30-day U.S. Dollar LIBOR reported in the Wall Street Journal plus 6.41% or 6.95%, with interest only payments through July 1, 2018 followed by 36 equal monthly payments of principal and interest until maturity at July 1, 2021. Upon the receipt of Amended Tranche B in May 2018, the interest only period for borrowed funds was extended by six months until February 1, 2019, followed by 30 equal monthly payments of principal plus accrued interest. At the time of final payment, we are required to pay an exit fee of 7.5% of the original principal balance of each tranche, which is $1.1 million for Tranche A, $0.4 million for Amended Tranche B and $0.4 million for Amended Tranche

C. In addition, at the time of final payment of Amended Tranche B, we are required to pay an additional exit fee of $0.1 million. The loan is secured by perfected first priority liens on our assets, including our commitment to not allow any liens to be placed upon our intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. As of December 31, 2018, we were in compliance with all loan terms.

In March 2019, we entered into an amendment to the Oxford Loan (the “New Oxford Loan”) to refinance our term loan due in July 2021. As amended, the New Oxford Loan has been increased to $35.0 million in aggregate commitments, maturing in March 2024.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC and do not have any holdings in variable interest entities.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements adopted and not yet adopted for the year ended December 31, 2018.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Eiger BioPharmaceuticals, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Eiger BioPharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

San Francisco, California

March 14, 2019

Eiger BioPharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$61,262	$32,035
Debt securities, available-for-sale	39,091	9,744
Prepaid expenses and other current assets	1,492	712
Total current assets	101,845	42,491
Property and equipment, net	167	79
Other assets	436	312
Total assets	$102,448	$42,882
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,830	$3,183
Accrued liabilities	4,194	2,084
Current portion of long term debt	—	2,002
Total current liabilities	10,024	7,269
Long term debt, net	25,620	13,091
Other long term liabilities	212	—
Total liabilities	$35,856	$20,360
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized as of December 31, 2018 and 2017; 19,211,759 and 10,526,599 shares issued and outstanding as of December 31, 2018 and 2017, respectively	19	11
Additional paid-in capital	237,795	141,320
Accumulated other comprehensive loss	(25)	(3)
Accumulated deficit	(171,197)	(118,806)
Total stockholders’ equity	66,592	22,522
Total liabilities and stockholders’ equity	$102,448	$42,882

See accompanying notes to the consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Operating expenses:
Research and development	$37,091	$29,519	$33,014
General and administrative	13,956	12,001	13,106
Total operating expenses	51,047	41,520	46,120
Loss from operations	(51,047)	(41,520)	(46,120)
Interest expense	(2,329)	(1,524)	(690)
Interest income	997	410	97
Other (expense) income, net	(12)	186	(374)
Net loss	$(52,391)	$(42,448)	$(47,087)
Net loss per common share, basic and diluted	$(3.82)	$(4.86)	$(7.84)
Weighted-average common shares outstanding, basic and diluted	13,711,034	8,727,935	6,007,027

See accompanying notes to the consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(52,391)	$(42,448)	$(47,087)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale debt securities, net	(22)	12	(15)
Comprehensive loss	$(52,413)	$(42,436)	$(47,102)

See accompanying notes to the consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2015	2,609,102	$22,567	273,993	$—	$1,552	$—	$(29,271)	$(5,152)
Issuance of common stock upon private placement, net of $1,300 of issuance cost	—	—	1,954,390	2	32,106	—	—	32,108
Issuance of common stock upon conversion of convertible promissory note	—	—	350,040	—	6,129	—	—	6,129
Issuance of common stock upon exercise of warrants	—	—	61,254	—	1,057	—	—	1,057
Issuance of common stock to Eiccose upon private placement	—	—	96,300	—	1,661	—	—	1,661
Conversion of preferred stock into common stock	(2,609,102)	(22,567)	2,609,102	3	22,564	—	—	—
Issuance of common stock upon reverse merger	—	—	1,596,959	2	27,388	—	—	27,390
Issuance of common stock upon execution of license agreement	—	—	157,587	—	3,172	—	—	3,172
Issuance of common stock upon public offering, net of $1,800 of issuance costs	—	—	1,250,000	1	18,228	—	—	18,229
Issuance of common stock upon exercise of stock option	—	—	7,034	—	39	—	—	39
Stock-based compensation expense	—	—	—	—	3,190	—	—	3,190
Unrealized loss on debt securities, net	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—		—	(47,087)	(47,087)
Balance at December 31, 2016	—	—	8,356,659	8	117,086	(15)	(76,358)	40,721
Issuance of common stock upon public offering, net of $376 of issuance costs	—	—	2,143,525	3	19,797	—	—	19,800
Issuance of common stock upon ESPP purchase	—	—	16,186	—	142	—	—	142
Issuance of common stock upon stock option exercise	—	—	10,229	—	52	—	—	52
Stock-based compensation expense	—	—	—		4,243			4,243
Unrealized gain on debt securities, net	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(42,448)	(42,448)
Balance at December 31, 2017	—	—	10,526,599	11	141,320	(3)	(118,806)	22,522
Issuance of common stock upon public offering, net of $5,357 of issuance costs	—	—	8,510,918	8	90,634	—	—	90,642
Issuance of common stock upon ESPP purchase	—	—	17,508	—	96	—	—	96
Issuance of common stock upon stock option exercise	—	—	41,208	—	310	—	—	310
Issuance of common stock under Product Development Agreement	—	—	115,526	—	428	—	—	428
Stock-based compensation expense	—	—	—	—	5,007	—	—	5,007
Unrealized gain on debt securities, net	—	—	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	—	—	(52,391)	(52,391)
Balance at December 31, 2018	—	$—	19,211,759	$19	$237,795	$(25)	$(171,197)	$66,592

See accompanying notes to the consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Cash Flow

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating Activities
Net loss	$(52,391)	$(42,448)	$(47,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54	41	23
Amortization of debt securities discounts	(426)	(53)	(41)
Stock-based compensation	5,007	4,243	3,190
Non-cash interest expense	592	366	685
Gain on intellectual property sale	—	(200)	—
Issuance of common stock in connection with license, asset purchase, and product development agreements	428	—	3,172
Change in fair value of obligation to issue shares to Eiccose	—	—	204
Change in fair value of warrants liability	—	—	165
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(780)	(131)	326
Other non-current assets	(124)	(169)	(89)
Accounts payable	2,647	544	699
Accrued liabilities	2,110	(565)	783
Other long term liabilities	212	—	—
Net cash used in operating activities	(42,671)	(38,372)	(37,970)
Investing Activities
Purchase of debt securities available-for-sale	(57,193)	(24,524)	(34,154)
Proceeds from maturities of debt securities available-for-sale	28,250	47,025	2,000
Proceeds from intellectual property sale	—	200	—
Cash received from merger transaction	—	—	28,018
Purchase of property and equipment	(142)	(44)	(58)
Net cash (used in) provided by investing activities	(29,085)	22,657	(4,194)
Financing Activities
Proceeds from issuance of common stock upon public offering, net of issuance costs	90,642	19,800	18,229
Proceeds from borrowings in connection with term loan, net of issuance costs	9,935	—	14,759
Proceeds from issuance of common stock upon private placement, net of issuance costs	—	—	32,108
Proceeds from issuance of common stock upon ESPP purchase	96	142	—
Proceeds from issuance of common stock upon stock option exercises	310	52	39
Proceeds from issuance of common stock upon warrants exercises	—	—	7
Net cash provided by financing activities	100,983	19,994	65,142
Net increase in cash and cash equivalents	29,227	4,279	22,978
Cash and cash equivalents at beginning of period	32,035	27,756	4,778
Cash and cash equivalents at end of period	$61,262	$32,035	$27,756
Supplemental disclosure of cash flow information:
Interest paid	$1,652	$1,038	$—
Non-cash investing and financing activities:
Conversion of warrant liability to common stock upon private placement	$—	$—	$1,050
Issuance of common stock in connection with a license agreement	—	—	3,172
Issuance of common stock to Eiccose upon private placement	—	—	1,661
Non-cash net liabilities assumed in reverse merger	—	—	671
Conversion of convertible promissory note to common stock upon private placement	—	—	6,129
Conversion of preferred stock to common stock upon reverse merger	—	—	22,567

See accompanying notes to the consolidated financial statements.

Eiger Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business

Eiger BioPharmaceuticals, Inc. (the “Company” or “Eiger”) was incorporated in the State of Delaware on November 6, 2008. The Company is a clinical-stage biopharmaceutical company committed to bringing to market novel products for the treatment of rare diseases. The Company’s mission is to systematically reduce the time and cost of the drug development process to more rapidly deliver important medicines to patients with rare diseases. Lonafarnib is the Company’s lead compound advancing into 1) Phase 3 in a single, pivotal trial to treat Hepatitis Delta Virus (“HDV”) infection by the end of the year, 2) a new drug application (“NDA”) and 3) a marketing authorization application (“MAA”) for the treatment of Hutchinson-Gilford Progeria Syndrome (“HGPS” or “Progeria”) in 2019. The Company’s principal operations are based in Palo Alto, California and it operates in one segment.

Liquidity

As of December 31, 2018, the Company had $61.3 million of cash and cash equivalents and $39.1 million of short-term debt securities. In addition, the Company had an accumulated deficit of $171.2 million and negative cash flows from operating activities. The Company expects to continue to incur losses for the next several years.

Management believes that the currently available resources will be sufficient to fund the Company’s planned operations for at least the next 12 months following the issuance date of these financial statements and through the anticipated readout of the Phase 3 D-LIVR study.

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

Short-Term Debt Securities

Short-term securities consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of acquisition. All short-term debt securities are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive loss. The cost of available-for-sale securities sold is based on the specific-identification method. Realized gains and losses on the sale of debt securities are determined using the specific-identification method and recorded in other income (expense), net on the accompanying consolidated statements of operations.

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

The useful lives of the property and equipment are as follows:

Lab equipment	5 years
Furniture	5 years
Computer equipment and software	3 years

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Through December 31, 2018, the Company has not impaired any long-lived assets.

Accrued Research and Development Costs

The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued liabilities in the consolidated balance sheets and within research and development expense in the consolidated statements of operations. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. The Company makes judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities.

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

Stock-Based Compensation

Stock-based awards to employees and directors, including stock options, are recorded at fair value as of the grant date using the Black-Scholes option pricing model and recognized as expense on a straight line-basis over the employee’s or director’s requisite service period (generally the vesting period). Share-based awards to non-employees are recorded at their fair value as of the grant date, using the Black-Scholes option pricing model and recognized as expense over the period in which the related services are received. The determination of fair value for stock-based awards on the date of grant using an option pricing model requires management to make certain assumptions regarding subjective variables.

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

Comprehensive Loss

Comprehensive loss represents all changes in stockholders' equity except those resulting from and distributions to stockholders. The Company’s unrealized gains and losses on debt securities represent the only component of other comprehensive loss that are excluded from the reported net loss and that are presented in the consolidated statements of comprehensive loss.

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

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	December 31,
	2018	2017	2016
Options to purchase common stock	1,996,211	1,467,051	1,212,044
Warrants to purchase common stock	—	10,180	10,180
Total	1,996,211	1,477,231	1,222,224

Recently Adopted Accounting Pronouncements

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows. The standard is effective for fiscal years and interim periods beginning after December 15, 2017. The standard should be applied retrospectively, and early adoption is permitted, including adoption in an interim period. The Company has adopted this guidance during the quarter ended March 31, 2018. The adoption of this guidance did not have a significant impact on the statement of cash flows when adopted.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The standard is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than the Company’s adoption date of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company elected to early adopt this standard on January 1, 2018. The adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheet. The new standard will be effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to Leases (Topic 842), which provides entities with an additional transition method. Under ASU No. 2018-11, entities have the option of recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. Additionally, in July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Leases (Topic 842), which clarifies how to apply certain aspects of ASU 2016-02. The Company will adopt this standard on January 1, 2019 using the transition method allowed per ASU 2018-11, and accordingly, comparative period financial information will not be adjusted for the effects of the new guidance. Management has substantially completed the process of identifying existing lease contracts and is currently performing detailed evaluations of its leases under the new standard. The Company believes the most significant changes to the consolidated financial statements relate to the recognition of right–of–use assets and offsetting lease liabilities in the consolidated balance sheet for operating leases. The Company anticipates the economic impact of the change to be approximately $2.0 million.

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

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). At December 31, 2018 and 2017, the carrying amount of prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimate fair value due to their relatively short maturities. Management believes the terms of long term debt reflects current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s debt securities consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of December 31, 2018 and 2017.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$45,441	$—	$—	$45,441
Corporate debt securities	—	23,474	—	23,474
Commercial paper	—	15,617	—	15,617
Total	$45,441	$39,091	$—	$84,532

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$19,612	$—	$—	$19,612
Corporate debt securities	—	6,501	—	6,501
Commercial paper	—	3,243	—	3,243
Total	$19,612	$9,744	$—	$29,356

There were no financial liabilities as of December 31, 2018 and 2017.

The following tables summarize the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses (in thousands):

	December 31, 2018
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$45,441	$—	$—	$45,441
Total cash equivalents	$45,441	$—	$—	$45,441
Debt securities:
Corporate debt securities	$23,489	$1	$(16)	$23,474
Commercial paper	15,627	—	(10)	15,617
Total debt securities	$39,116	$1	$(26)	$39,091

	December 31, 2017
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$19,612	$—	$—	$19,612
Total cash equivalents	$19,612	$—	$—	$19,612
Debt securities:
Corporate debt securities	$6,503	$—	$(2)	$6,501
Commercial paper	3,244	—	(1)	3,243
Total debt securities	$9,747	$—	$(3)	$9,744

As of December 31, 2018, the contractual maturity of the available-for-sale debt securities is less than one year. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of December 31, 2018, the Company did not recognize any other-than-temporary impairment losses. All debt securities with unrealized losses have been in a loss position for less than twelve months.

4.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2018	2017
Lab equipment	$36	$36
Computer equipment and software	138	116
Furniture	98	34
Leasehold improvements	56	—
Total property and equipment	328	186
Less: accumulated depreciation	(161)	(107)
Property and equipment, net	$167	$79

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $54,000, $41,000 and $23,000, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Compensation and related benefits	$1,705	$1,262
Contract research costs	2,191	634
Consulting costs	258	87
Franchise tax	40	56
Contract manufacturing costs	—	4
Other	—	41
Total accrued liabilities	$4,194	$2,084

5.	Reverse Merger

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

6.	License, Collaboration, and Product Development Agreements

IQVIA General Services Agreement

On November 7, 2018, the Company entered into a General Services Agreement (the “GSA”) with IQVIA RDS, Inc. (“IQVIA”), pursuant to which the Company will receive professional services for the project management of the phase III EIG-LNG-011 clinical trial (the “Study”). The services are to be provided through November 2021. As consideration, the Company agreed to pay $14.2 million for the professional services to be performed and $12.2 million for pass-through and miscellaneous expense over the term of the GSA. The GSA can be terminated by either party due to material health risk to the Study, a material breach, or by the Company without cause with 45 days prior written notice.

Product Development Agreement

On August 11, 2018, the Company entered into a Product Development Agreement and a First Project Agreement (the “Product Agreements”), pursuant to which the Company will receive development program support services for its hepatitis Delta virus (“HDV”) program. The services are to be provided from July 1, 2018 through the completion of the Phase 3 Clinical Study Reports and the subsequent NDA filing. As consideration, the Company has committed to pay fees of approximately $10.0 million in cash and stock over four years, including approximately $0.8 million for expert consultant fees and pass through costs to vendors, plus certain incentive-based regulatory milestone fees up to $1.0 million. As part of the aggregate payment, the Company issued 115,526 shares of common stock subject to quarterly vesting requirements related to performance of the services and achievement of budget timeline set forth in the Product Agreements. The Product Agreements can be terminated by either party due to material breach or by the Company without cause with 90 days prior written notice. As of December 31, 2018, the Company recognized research and development expense of $0.4 million related to the shares issued under the Product Agreements. Additionally, as of December 31, 2018, the total unrecognized compensation expense related to unvested restricted shares was $0.7 million, which the Company expects to recognize over an estimated weighted-average period of 3.25 years.

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

Under the BMS License Agreement, BMS granted the Company an exclusive, worldwide, license to research, develop, manufacture, and sell products containing the proprietary BMS molecule known as PEG-interferon Lambda-1a (the “Licensed Product”) for all therapeutic and diagnostic uses in humans and animals. The Company is responsible for the development and commercialization of the Licensed Product at its sole cost and expense. The License Agreement required the Company to make an upfront payment of $2.0 million in cash and issue $3.0 million in Company common stock (see below) and includes development and regulatory milestone payments totaling $61.0 million and commercial sales milestones of up to $128.0 million. The Company is obligated to pay BMS annual net sales royalties in the range of mid-single to mid-teens, depending on net sales levels. In addition, if the Company grants a sublicense, the Company is obligated to pay BMS a portion of the sublicensing income received. The next potential milestone relating to this agreement is a $3.0 million payment, payable if and when the Company is able to successfully demonstrate proof of concept in a Phase 2 clinical trial.

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

Merck License Agreement

In September 2010, the Company entered into an exclusive license agreement with Schering Corporation, subsequently acquired by Merck & Co., Inc. (“Merck”), which provides the Company with the exclusive right to develop, manufacture, and sell products containing the compounds lonafarnib for the treatment of all human viruses except certain specified viruses such as hepatitis B and hepatitis C alone. As consideration for such exclusive right, the Company issued Private Eiger convertible preferred stock with a fair value of $0.5 million when the agreement was executed in September 2010. This preferred stock was converted to 27,350 shares of common stock upon the Merger. In addition, the Company is obligated to pay Merck up to an aggregate of $27.0 million in development milestones and will be required to pay tiered royalties based on aggregate annual net sales of all licensed products ranging from mid-single to low double-digit royalties on net sales. The Company’s obligation to pay royalties to Merck expires on a country-by-country and product-by-product basis on the later of the expiration of the last to expire patent assigned to the Company under the agreement, which is estimated to be on the tenth anniversary of the first commercial sale of the product. In May 2015, the first regulatory milestone was achieved and the Company paid the related milestone payment of $1.0 million to Merck. No additional milestones have been achieved as of December 31, 2018.

On May 15, 2018, the Company entered into an amendment to the exclusive license agreement with Merck, which provides for expansion of the existing exclusively licensed field of use under the license agreement with Merck to include all uses of lonafarnib related to the treatment of Hutchinson-Gilford Progeria Syndrome (“HGPS” or “Progeria”) in humans at no cost to the Company. The Company has the sole responsibility and the continuing obligation for the manufacture and supply of lonafarnib to The Progeria Research Foundation (“PRF”). Merck will not receive milestone payments in relation to lonafarnib for the treatment of progeria and progeroid laminopathies or any royalty payments for sales of a specified quantity of lonafarnib to treat the currently estimated progeria and progeroid laminopathies patient population worldwide.

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

In connection with this license agreement, the Company is obligated to make development milestone payments in aggregate of up to $38.0 million, sales milestone payments in aggregate up to $65.8 million and will be required to pay tiered royalties based on aggregate annual net sales of all licensed products ranging from mid-single to low double-digit royalties of net sales. As of December 31, 2018, the Company is not engaged in any product development related to this compound and does not perceive that it will pay any milestone payments in the near future.

7.	Asset Purchase Agreements and Related License Agreements

EGI Asset Purchase Agreement

In December 2010, the Company entered into an asset purchase agreement with Eiger Group International, Inc. (“EGI”). Dr. Jeffrey Glenn, a founder and director of the Company, is the sole owner of EGI. Pursuant to the agreement, the Company purchased all of the assets including the intellectual property rights related to the use of farnesyl transferase inhibitors as anti-viral agents and methods to treat viral infections with those inhibitors and inhibitors of prenylation, prenyl cysteine methyltranferase and a protease as anti-viral agents and methods to treat viral infection with those inhibitors. The Company paid EGI an upfront payment of $0.4 million when the agreement was executed in December 2010. Additionally, the Company will pay EGI a low single-digit royalty based on aggregate annual net sales of products developed using the intellectual property. Within the first ten years after commercialization, the Company may make a one-time payment of $0.5 million for each contract for the three types of product related to such intellectual property that would reduce the payment term for the three products to the tenth anniversary of the first commercial sale. The obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of either when the product is no longer sold in any country or the earliest of the tenth anniversary of the first commercial sale of the product. As of December 31, 2018, the product has not achieved regulatory approval.

In November 2012, the Company entered into an agreement with EGI whereby the Company sold all of the assets related to the compound clemizole, including any related intellectual property. EGI will pay to the Company a high single-digit royalty on future aggregate annual net sales, subject to certain reductions and exceptions. EGI’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of either expiration of the last to expire patent sold to EGI under the agreement or the earliest of the tenth anniversary of the first commercial sale of the product. As of December 31, 2018, the product has not achieved regulatory approval.

Avexitide Purchase Agreement and Related Stanford License Agreement

In September 2015, the Company entered into an asset purchase agreement with two individuals, Dr. Tracey McLaughlin and Dr. Colleen Craig, (the “Sellers”), whereby the Company purchased all of the assets related to the compound avexitide (formerly known as exendin 9-39) including any related intellectual property from the Sellers (the “Exendin APA”). The Company also entered into a consulting agreement with the Sellers as part of the agreement. The Company issued 15,378 shares of common stock that were valued at $0.2 million and options to purchase 46,134 shares of common stock with an exercise price of $2.06 per share when the agreement was executed in September 2015.

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

The fair value of the time-vested options is recognized as share-based compensation expense as the awards vest over time. The fair value of the milestone-vested options will be recognized as research and development expense when it is probable that the earliest milestone will be achieved at their fair value as of the ASU 2018-07 adoption date. During the years ended December 31, 2018, 2017 and 2016, the Company recognized $0.1 million, $44,000 and $0.3 million of compensation expense related to the time-vested options, respectively. No expense was recognized for the milestone vested options during the years ended December 31, 2018, 2017 and 2016.

The Company is also obligated to pay development milestone payments in an aggregate amount of up to $1.0 million to each Seller. Additionally, the Company is obligated to pay each Seller royalties of low single-digits based on aggregate annual net sales of all products developed based on avexitide, subject to certain reductions and exceptions. The Company’s obligation to pay royalties expires on the expiration of the last to expire patent assigned to the Company under the agreement. Additionally, the Company has assumed the license agreement the Sellers had previously entered into with the Board of Trustees of the Leland Stanford Junior University (“Stanford”). The Company is obligated to pay a royalty to Stanford in the low single-digits on annual net sales after the first commercial sale of any products developed based on avexitide. As of December 31, 2017, upon the successful completion of the Phase 2 trials, the development milestone was achieved and the Company paid the related milestone payment of $0.1 million to each of the Sellers.

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

The Company is also obligated to pay to Eiccose an aggregate of up to a maximum of $10.0 million of commercial milestones in connection with future sales of the product and royalties in the low single-digits based on aggregate annual net sales following the first commercial sale of any product. In June 2017, Eiccose was disbanded. The Company’s commercial milestone obligations and sales royalties remain, however have been transferred to the previous shareholders of Eiccose. As of December 31, 2018, the product has not reached commercialization and no milestones have been paid. In addition, as a result of this agreement, the Company has assumed the license agreements Eiccose had previously entered into. These include the PAH License Agreement, the Lymphedema License Agreement for the treatment of lymphedema and the license agreement with Nippon Kayaku Co., Ltd, (“Nippon”). As part of the agreement, Nippon is obligated to make a payment for royalties in the low single-digits of sales to the Company. In connection with the PAH License Agreement and the Lymphedema License Agreement, the Company is obligated to make development and commercial milestone payments of up to $0.5 million in the aggregate under each contract, increasing annual license maintenance fees ranging from $10,000 to $75,000 over the term of each license agreement and royalty payments in low single-digits on annual net sales after the first commercial sale of a product under each license. For the years ended December 31, 2018 and 2017, no amounts have been recorded in connection with the Eiccose APA.

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

The Oxford Loan bears interest at a floating rate per annum equal to the greater of either the 30-day U.S. Dollar LIBOR reported in the Wall Street Journal plus 6.41% or 6.95%. The Company is required to repay the Tranche A in 18 monthly interest only payments, and starting on August 1, 2018, 36 equal monthly payments of principal and interest. Upon the receipt of Amended Tranche B, the interest only period for borrowed funds was extended by six months until February 1, 2019, followed by 30 equal monthly payments of principal plus accrued interest. At the time of final payment, the Company is required to pay an exit fee of 7.5% of the original principal balance of each tranche, which will be $1.1 million for Tranche A, $0.4 million for Amended Tranche B and $0.4 million for Amended Tranche C. In addition, at the time of final payment of Amended Tranche B, the Company is required to pay an additional exit fee of $0.1 million The Company recorded as a liability and debt discount the exit fee at the origination of the term loan. In addition, the Company incurred loan origination fees and debt issuance costs of $0.4 million which were recorded as a direct deduction from the carrying amount of the related debt liability as a debt discount. The Company is also required to pay a 5.0% success fee within 30 days following the FDA’s approval of the Company’s first product, excluding lonafarnib in progeria. This fee is enforceable within 10 years from the funding of Tranche A. In connection with the execution of the Loan Agreement, the Company agreed to certain customary representations and warranties.

The loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If the Company is unable to comply with these covenants or if the Company defaults on any portion of the outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement. The Company was in compliance with the terms under the Oxford Loan as of December 31, 2018 and 2017.

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

The Company accounts for the amortization of the debt discount utilizing the effective interest method. The Company recorded interest expense of $1.7 million, $1.1 million, and $5,000 for the years ended December 31, 2018, 2017, and 2016, respectively. Long-term debt and unamortized discount balances are as follows (in thousands):

	December 31,
	2018	2017
Face value of long term debt	$25,000	$15,000
Exit fee	1,960	1,125
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(1,340)	(1,032)
Total long term debt	25,620	15,093
Less: current portion of long term debt(1)	—	(2,002)
Long term debt, net	$25,620	$13,091

(1) As of December 31, 2018, the Oxford Loan was classified as long-term as management had the intent and ability to refinance the borrowings on a long-term basis. The Oxford Loan was refinanced in March 2019, as discussed below in Note 17.

As of December 31, 2018, future minimum payments of principal, exit fee and interest expense under the Oxford Loan were as follows (in thousands):

Year ending December 31,
2019	$11,047
2020	11,002
2021	7,965
Total future payments	30,014
Less: unamortized interest	(3,054)
Less: exit fee	(1,960)
Face value of term loan	$25,000

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

During the year ended December 31, 2017, the Company received a cash payment of $0.2 million, which was recognized as other income (expense), net in the consolidated statement of operations. Concurrently with the execution of the Theragene APA, the Company became an owner of 475,000 shares of common stock of Theragene and a put option for 225,000 shares of common stock of Theragene, which were recognized as a cost method investment with carrying value of zero. As of December 31, 2018, there was no change in the fair value of our equity investment in Theragene.

11.	Stockholders’ Equity

Common Stock

The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the Board of Directors, subject to the prior rights of the convertible preferred stockholders. As of December 31, 2018, no dividends had been declared by the Board of Directors.

The Company had reserved shares of common stock for issuance as follows:

	December 31,
	2018	2017
Options issued and outstanding	1,996,211	1,467,051
Options available for future grants	755,337	799,375
Warrants to purchase common stock issued and outstanding	—	10,180
Total	2,751,548	2,276,606

Warrants

The Company issued the Warrants in connection with the issuance of the Notes (see Note 9). As of December 31, 2015, the Company accounted for the Warrants as a liability at fair value as the number of shares were not fixed and determinable at the issuance date. The Company adjusted the liability for changes in fair value until the exercise of the Warrants in March 2016, when the number of shares to be exercised became fixed, and the Warrants were automatically exercised into common stock. The warrant liability was immediately reclassified to common stock and additional paid in capital within stockholders’ equity. The change in fair value of the warrant liability was recognized as a component of other income (expense), net in the consolidated statements of operations.

The Company assumed from Celladon fully exercisable Warrants outstanding for the purchase of 10,180 shares of common stock with an exercise price of $84.15 per share. The Warrants expired in October 2018.

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

In June 2016, the Company’s Board of Directors adopted and in August 2016 the Company’s stockholders approved the amended and restated 2013 Equity Incentive Plan (the “Restated 2013 Plan”), which increased the number of shares reserved for grant by 1,296,683 shares. Under the terms of the Restated 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. All awards granted prior to the approval of the Restated 2013 Plan remain subject to the terms of the previous plans and the applicable award agreements. The following table summarizes stock option activity under both the Company’s stock-based compensation plans during the year ended December 31, 2018 (in thousands, except share and per share data):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	799,375	1,467,051	$12.70	8.41	$4,511
Additional options authorized	526,330
Granted	(867,500)	867,500	$10.34
Exercised		(41,208)	$7.52
Forfeited or cancelled	297,132	(297,132)	$12.63
Outstanding as of December 31, 2018	755,337	1,996,211	$11.80	7.54	$2,347
Vested and exercisable as of December 31, 2018		1,004,316	$12.36	6.52	$1,647

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock of $10.16 as of December 31, 2018.

The aggregate intrinsic value of stock options exercised in 2018, 2017 and 2016 was $0.2 million, $0.1 million and $0.1 million, respectively.

During the years ended December 31, 2018, 2017 and 2016, the Company granted employee stock options for the purchase of 799,500, 579,700 and 902,028 shares of the Company’s common stock, respectively, with a weighted-average grant date fair value of $7.50, $7.66 and $10.40 per share, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company granted non-employee stock options for the purchase of 68,000, 72,500, and 48,544 shares of the Company’s common stock, respectively. The total grant date fair value of options that vested during the years ended December 31, 2018, 2017 and 2016 was $4.7 million, $5.0 million and $2.0 million, respectively.

The Company records stock-based compensation of stock options granted to employees by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis.

The fair value of stock options was estimated using the following weighted-average assumptions:

Year Ended December 31,
	2018	2017	2016
Expected term (in years)	5.27 - 6.08	5.27 - 6.08	5.27 - 6.08
Contractual term (in years)	9.67 - 9.84	6.00 - 10.00	6.75 - 10.00
Volatility	84.00% - 95.00%	79.00% - 80.00%	73.91% - 78.00%
Risk free interest rate	1.67% - 2.68%	1.63% - 2.23%	1.21% - 2.27%
Dividend yield	—	—	—

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

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term for employee options). Upon adoption of ASU 2018-07, the Company elected to use the contractual term to determine the non-employee award fair value at the grant date. The contractual term of options granted under the Plan is ten years.

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

Modification of Stock Awards

In December 2018, the Company entered into a Separation Agreement with its former Chief Financial Officer which resulted in the acceleration in the vesting of certain unvested stock options as well as the extension of the exercise period for all vested options. As a result of the modification, the Company recorded stock-based compensation expense of $0.3 million during the year ended December 31, 2018 to reflect the revised service period for the stock options and related vesting of shares that would otherwise not have vested.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized for options granted to employees and non-employees was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$1,500	$1,214	$737
General and administrative	3,507	3,029	2,453
Total stock-based compensation expense	$5,007	$4,243	$3,190

As of December 31, 2018, the total unrecognized compensation expense related to unvested options was $8.5 million, which the Company expects to recognize over an estimated weighted average period of 2.6 years.

13.	Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2018, 2017 and 2016. The Company has incurred net operating losses for all the periods presented. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory income tax rate	21.00%	34.00%	34.00%
Change in valuation allowance	(26.02)	(8.04)	(36.67)
Federal and state tax credits	5.52	5.10	4.68
State income taxes, net of federal benefit	0.27	0.36	(0.21)
Stock-based compensation	(0.77)	(1.06)	(1.26)
Other, net	—	—	(0.54)
Change in tax law	—	(30.36)	—
Provision (benefit) for income taxes	—%	—%	—%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$30,268	$20,230
Tax credits	12,536	9,514
Depreciation and amortization	1,526	1,700
Stock-based compensation	1,524	913
Accruals and reserves	381	245
Gross deferred tax assets	46,235	32,602
Valuation allowance	(46,235)	(32,602)
Net deferred tax assets	$—	$—

Due to the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance as of December 31, 2018 and 2017. The valuation allowance increased by $13.6 million and $3.4 million during the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Company had approximately $136.3 million and $24.7 million, respectively, of federal and state operating loss carryforwards available to reduce future taxable income that will begin to expire in 2030 and 2028, respectively, for federal and state tax purposes. The 2018 federal net operating loss can be carried forward indefinitely.

As of December 31, 2018, the Company also had research and development tax credit carryforwards of approximately $0.3 million and $1.2 million for federal and state purposes available to offset future taxable income tax, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2028, and the state credits can be carried forward indefinitely.

As of December 31, 2018, the Company had orphan drug tax credit carryforwards of approximately $15.9 million for federal purposes available to offset future taxable income tax. If not utilized, the federal carryforwards will begin to expire in 2033.

Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred or that could occur in future, as required by Section 382 of the Code, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company assessed whether an ownership change, as defined by Section 382 of the Code, occurred from its formation through December 31, 2018. Based upon this assessment, no reduction was made to the federal and state NOL carryforwards or federal and state tax credit carryforwards under these rules.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) (the “Act”), which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation was yet to be issued, the Company’s accounting of the transition tax and deferred tax re-measurements were incomplete as of December 31, 2017. The Company filed its 2017 Federal corporate income tax return in the third quarter of 2018. The Company’s final analysis and impact of the Act is reflected in the tax provision and related tax disclosures for the year ended December 31, 2018. There was no change to the originally estimated $30.4 million re-measurement of deferred tax assets.

Uncertain Tax Positions

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$3,218	$1,831	$404
Additions based on tax positions related to prior year	(61)	—	19
Additions based on tax positions related to current year	1,477	1,387	1,408
Balance at end of year	$4,634	$3,218	$1,831

If the $4.6 million of unrecognized tax benefits is recognized, there would not be an effect on the effective tax rate. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. At December 31, 2018, the unrecognized tax benefits for uncertain tax positions were offset against deferred tax assets and would not affect the income tax rate if recognized due to the Company being in a full valuation allowance position.

The Company’s policy is to account for interest and penalties in tax expense on the statement of operations. The Company files income tax returns in the U.S. federal and state jurisdictions. All periods since inception are subject to examination by U.S. federal and state jurisdictions. There were no such interest or penalties during the years ended December 31, 2018, 2017 and 2016.

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

Lease Agreement

In October 2017, the Company entered into a non-cancelable facility lease agreement for 8,029 square feet of office space located at 2155 Park Blvd in Palo Alto, California 94306. The lease commenced on March 1, 2018 and expires five years after the commencement date. The lease has one three-year renewal option prior to expiration and includes rent escalation clauses through the lease term. In October 2017, the Company provided a security deposit of $0.3 million, which is included in other assets in the Company’s consolidated balance sheet as of December 31, 2018 and 2017.

Future aggregate minimum lease payments under the non-cancelable operating leases are as follows (in thousands):

Year ending December 31,	Amounts
2019	$593
2020	610
2021	629
2022	647
2023	109
Total minimum payments	$2,588

Rent expense was $0.8 million, $0.6 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

As disclosed in Note 7, in 2015 the Company entered into an asset purchase agreement with Eiccose, for which the Company’s chief executive officer was the sole managing member and significant equity interest holder. In June 2017, Eiccose was disbanded. The Company’s commercial milestone obligations and sales royalties remain, and have been transferred to the previous shareholders of Eiccose.

17.Subsequent Events

On March 5, 2019, the Company entered into an amendment to the Oxford Loan (the “New Oxford Loan”) to refinance its term loan. As amended, the New Oxford Loan has been increased to $35.0 million in aggregate commitments, maturing on March 1, 2024. The Company received gross proceeds of $30.0 million (“New Tranche A”) at the amendment date. The remaining $5.0 million will be available to the Company upon achievement of certain clinical milestone. The New Oxford Loan will bear interest at a floating rate annum equal to the greater of either the 30-day U.S. Dollar LIBOR reported in the Wall Street Journal plus 6.64% or 9.15%. The interest only period for the borrowed funds is until April 1, 2021, followed by 36 equal monthly payments of principal plus accrued interest. If the Company receives the remaining funds, then the interest only period will be extended by one year followed by 24 equal monthly payments of principal plus accrued interest. There was no other material impact on terms, conditions, representations, warranties, covenants or agreements set forth in the Oxford Loan.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2018, the end of the period covered by this report.

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

As of December 31, 2018, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Pursuant to Regulation S-K 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

Except as otherwise described above under “Management’s Report on Internal Control over Financial Reporting”, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

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

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 13. Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

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

10.27

Standard Multi-Tenant Office Lease – Net, dated October 11, 2017, by and between Eiger BioPharmaceuticals, Inc. and the McDonald Family Co. LLC, and addendum thereto. (incorporated by reference to Exhibit 10.27 to the Annual report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2018).

10.28

Offer Letter, dated as of December 12, 2017, by and between Eiger BioPharmaceuticals, Inc. and David Apelian, M.D., Ph.D. (incorporated by reference to Exhibit 10.28 to the Annual report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2018).

10.29

First Amendment to Lease, dated April 26, 2018, by and between Eiger BioPharmaceuticals, Inc. and the McDonald Family Co. LLC (incorporated by reference to Exhibit 10.2 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on May 11, 2018).

10.30

Master Services Agreement, dated April 26, 2018, by and between Eiger BioPharmaceuticals, Inc. and Clinigen Healthcare Ltd. (incorporated by reference to Exhibit 10.1 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on August 10, 2018).

Exhibit Number	Description of Document

10.31†

Amendment No. 6 to License Agreement, dated September 2, 2010, by and between Eiger BioPharmaceuticals, Inc. and Merck Sharp & Dohme Corp. (incorporated by reference to Exhibit 10.2 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on August 10, 2018).

10.32†

Collaboration and Supply Agreement, dated May 15, 2018, by and between Eiger BioPharmaceuticals, Inc. and The Progeria Research Foundation (incorporated by reference to Exhibit 10.3 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on August 10, 2018).

10.33

Second Amendment to Loan and Security Agreement, dated May 11, 2018, by and between Eiger BioPharmaceuticals, Inc. and Oxford Finance LLC (incorporated by reference to Exhibit 10.4 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on August 10, 2018).

10.34†

Product Development Agreement, dated July 1, 2018, by and between Eiger BioPharmaceuticals, Inc. and RRD International, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on November 9, 2018).

10.35

Common Stock Purchase Agreement, dated September 19, 2018, by and between Eiger BioPharmaceuticals, Inc. and RRD International, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on November 9, 2018).

10.36†

Product Assignment 1, dated July 1, 2018, by and between Eiger BioPharmaceuticals, Inc. and RRD International, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on November 9, 2018).

10.37+	Separation Agreement dated as of November 30, 2018, by and between Eiger BioPharmaceuticals, Inc. and James Welch.

10.38	First Amendment to Loan and Security Agreement, dated August 24, 2017, by and between Eiger BioPharmaceuticals, Inc. and Oxford Finance LLC.

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eiger BioPharmaceuticals, Inc.

Date: 14 March, 2019	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: 14 March, 2019	By:	/s/ Sriram Ryali
Sriram Ryali
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David A. Cory and Sriram Ryali, and each of them, as his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David A. Cory David A. Cory	President and Chief Executive Officer (Principal Executive Officer)	14 March, 2019

/s/ Sriram Ryali Sriram Ryali	Chief Financial Officer (Principal Financial and Accounting Officer)	14 March, 2019

/s/ Thomas J. Dietz Thomas J. Dietz	Chairman of the Board of Directors	14 March, 2019

/s/ David Apelian David Apelian	Member of the Board of Directors	14 March, 2019

/s/ Evan Loh Evan Loh	Member of the Board of Directors	14 March, 2019

/s/ Jeffrey Glenn Jeffrey Glenn	Member of the Board of Directors	14 March, 2019

/s/ Eldon Mayer	Member of the Board of Directors	14 March, 2019
Eldon Mayer

/s/ Christine Murray	Member of the Board of Directors	14 March, 2019
Christine Murray