Form 10-Q
period 2019-03-31
Eiger BioPharmaceuticals, Inc.
filed 2019-05-09
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $0.001 per share)	EIGR	The Nasdaq Stock Market LLC

As of May 6, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 24,435,443.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,407	$61,262
Debt securities, available-for-sale	22,385	39,091
Prepaid expenses and other current assets	2,594	1,492
Total current assets	88,386	101,845
Property and equipment, net	155	167
Operating lease right-of-use assets	1,861	—
Other assets	2,706	436
Total assets	$93,108	$102,448
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,523	$5,830
Accrued liabilities	4,863	4,194
Current portion of operating lease liabilities	439	—
Total current liabilities	10,825	10,024
Long term debt, net	29,844	25,620
Operating lease liabilities	1,631	—
Other long term liabilities	—	212
Total liabilities	42,300	35,856
Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	239,170	237,795
Accumulated other comprehensive income (loss)	5	(25)
Accumulated deficit	(188,386)	(171,197)
Total stockholders’ equity	50,808	66,592
Total liabilities and stockholders’ equity	$93,108	$102,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Operating expenses:
Research and development	$12,868	$5,512
General and administrative	4,057	2,994
Total operating expenses	16,925	8,506
Loss from operations	(16,925)	(8,506)
Interest expense	(765)	(398)
Interest income	511	94
Other expense, net	(10)	(21)
Net loss	$(17,189)	$(8,831)
Net loss per common share, basic and diluted	$(0.90)	$(0.84)
Weighted-average common shares outstanding, basic and diluted	19,168,448	10,529,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(17,189)	$(8,831)
Other comprehensive loss:
Unrealized gain on available-for-sale debt securities, net	30	3
Comprehensive loss	$(17,159)	$(8,828)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Three Months Ended
	March 31,
	2019	2018
Shares of common stock outstanding
Balance, beginning of period	19,211,759	10,526,599
Issuance of common stock upon stock option exercises	41,546	—
Issuance of common stock upon ESPP purchase	7,138	9,522
Balance, end of period	19,260,443	10,536,121
Common Stock
Balance, beginning of period	$19	$11
Balance, end of period	19	11
Additional paid-in capital
Balance, beginning of period	237,795	141,320
Issuance of common stock upon stock option exercises	65	—
Issuance of common stock upon ESPP purchase	59	34
Vesting of common stock issued under Product Development Agreement	56	—
Stock-based compensation expense	1,195	1,003
Balance, end of period	239,170	142,357
Accumulated other comprehensive income (loss)
Balance, beginning of period	(25)	(3)
Unrealized gain on debt securities, net	30	3
Balance, end of period	5	—
Accumulated deficit
Balance, beginning of period	(171,197)	(118,806)
Net loss	(17,189)	(8,831)
Balance, end of period	(188,386)	(127,637)
Total stockholders' equity	$50,808	$14,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net loss	$(17,189)	$(8,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13	11
Amortization of debt securities discounts	(121)	(3)
Non-cash interest expense	177	98
Amortization of operating lease right-of-use assets	97	—
Common stock issued under Product Development Agreement	56	—
Stock-based compensation	1,195	1,003
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,102)	95
Other assets	(2,270)	23
Accounts payable	(307)	(158)
Accrued liabilities	669	(860)
Operating lease liabilities	(100)	—
Other long term liabilities	—	50
Net cash used in operating activities	(18,882)	(8,572)
Investing activities
Purchase of debt securities available-for-sale	(1,943)	—
Proceeds from maturities of debt securities available-for-sale	18,800	9,750
Purchase of property and equipment	(1)	—
Net cash provided by investing activities	16,856	9,750
Financing activities
Repayment of term loan	(1,667)	—
Proceeds from borrowings in connection with term loan, net of issuance costs	6,627	—
Repayment of accrued exit fee and second amendment fee	(913)	—
Proceeds from issuance of common stock upon stock option exercises	65	—
Proceeds from issuance of common stock upon ESPP purchase	59	34
Net cash provided by financing activities	4,171	34
Net increase in cash and cash equivalents	2,145	1,212
Cash and cash equivalents at beginning of period	61,262	32,035
Cash and cash equivalents at end of period	$63,407	$33,247

Supplemental disclosure of cash flow information:
Interest paid	$777	$297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

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

Eiger’s lead program is in Phase 3, developing lonafarnib, a first-in-class prenylation inhibitor for the treatment of Hepatitis Delta Virus (“HDV”) infection. The Company is also preparing a new drug application (“NDA”) and a market authorization approval (“MAA”) with plans for submission in 2019, for lonafarnib in the treatment of Hutchinson-Gilford Progeria Syndrome (“HGPS” or “Progeria”) and Progeroid Laminopathies. In addition, the Company recently announced positive Phase 2 data with peginterferon lambda for HDV infection and avexitide for post-bariatric hypoglycemia (“PBH”).

The Company’s programs have several aspects in common: the disease targets represent conditions of high unmet medical need with no approved therapies; the therapeutic approaches are supported by an understanding of disease biology and mechanism as elucidated by our academic research relationships; prior clinical experience with the product candidates guides an understanding of safety; and the development paths leverage the experience and capabilities of our experienced, commercially-focused management team. The Company’s principal operations are based in Palo Alto, California, and it operates in one segment.

Liquidity

As of March 31, 2019, the Company had $63.4 million of cash and cash equivalents, $22.4 million of debt securities available-for-sale, an accumulated deficit of $188.4 million and negative cash flows from operating activities. The Company expects to continue to incur losses for the next several years.

Management believes that the currently available resources will be sufficient to fund its operations for at least the next 12 months following the issuance date of these unaudited condensed consolidated financial statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Eiger BioPharmaceuticals, Inc. and its wholly owned subsidiaries, EBPI Merger Inc., EB Pharma LLC and Eiger BioPharmaceuticals Europe Limited, and have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year. The balance sheet as of December 31, 2018, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 14, 2019.

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

Debt Securities

Short-term securities consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of acquisition. All short-term securities are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss). The cost of available-for-sale securities sold is based on the specific-identification method. Realized gains and losses on the sale of debt securities are determined using the specific-identification method and recorded in other expense, net on the accompanying unaudited condensed consolidated statements of operations.

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

Leases

The Company has a real estate lease for its office space in Palo Alto, California. The Company determines the initial classification and measurement of its right-of-use assets and lease liabilities at the lease commencement date and thereafter if modified. The lease term includes any renewal options and termination options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its incremental borrowing rate. The incremental borrowing rate is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment.

Rent expense for operating leases is recognized on a straight-line basis, unless the operating lease right-of-use assets have been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the unaudited condensed consolidated statements of operations. For operating leases that reflect impairment, the Company will recognize the amortization of the operating lease right-of-use assets on a straight-line basis over the remaining lease term with rent expense still included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

The Company has elected the practical expedient to not separate lease and non-lease components. The Company’s non-lease components are primarily related to property maintenance and insurance, which varies based on future outcomes, and thus is recognized in general and administrative expenses when incurred.

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

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended
	March 31,
	2019	2018
Options to purchase common stock	2,722,171	2,331,217
Warrants to purchase common stock	—	10,180
Total	2,722,171	2,341,397

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheet. The new standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to Leases (Topic 842), which provides entities with an additional transition method. Under ASU No. 2018-11, entities have the option of recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Leases (Topic 842), which clarifies how to apply certain aspects of ASU 2016-02. Additionally, in March 2019, the FASB issued ASU No. 2019-01, Codification Improvements to Leases (Topic 842), which clarifies the transition disclosure requirements. The Company adopted this guidance on January 1, 2019 using the prospective transition method allowed per ASU 2018-11, and applied the standard only to leases that existed at that date. Under the prospective transition method, the Company does not need to restate the comparative period in transition and will continue to present financial information and disclosures for periods before January 1, 2019 in accordance with ASC Topic 840. The Company has elected the package of practical expedients allowed under ASC Topic 842, which permits the Company to account for its existing operating leases as operating leases under the new guidance, without reassessing the Company’s prior conclusions about lease identification, lease classification and initial direct cost. As a result of the adoption of the new lease accounting guidance, the Company recognized, on January 1, 2019, operating lease right–of–use assets of $2.0 million and operating lease liabilities of $2.2 million in the unaudited condensed consolidated balance sheet. The adoption of the standard did not have a material impact on the unaudited condensed consolidated statement of operations and the unaudited condensed consolidated statement of cash flows.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact the standard will have on its consolidated financial statements.

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

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). At March 31, 2019 and December 31, 2018, the carrying amount of prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimate fair value due to their relatively short maturities. Management believes the terms of long-term debt reflects current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s debt securities consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of March 31, 2019 and December 31, 2018.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$62,604	$—	$—	$62,604
Corporate debt securities	—	16,193	—	16,193
Commercial paper	—	6,192	—	6,192
Total	$62,604	$22,385	$—	$84,989

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$45,441	$—	$—	$45,441
Corporate debt securities	—	23,474	—	23,474
Commercial paper	—	15,617	—	15,617
Total	$45,441	$39,091	$—	$84,532

There were no financial liabilities as of March 31, 2019 and December 31, 2018.

The following tables summarize the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses (in thousands):

	March 31, 2019
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$62,604	$—	$—	$62,604
Total cash equivalents	$62,604	$—	$—	$62,604
Debt securities:
Corporate debt securities	$16,193	$2	$(2)	$16,193
Commercial paper	6,187	5	—	6,192
Total debt securities	$22,380	$7	$(2)	$22,385

	December 31, 2018
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$45,441	$—	$—	$45,441
Total cash equivalents	$45,441	$—	$—	$45,441
Debt securities:
Corporate debt securities	$23,489	$1	$(16)	$23,474
Commercial paper	15,627	—	(10)	15,617
Total debt securities	$39,116	$1	$(26)	$39,091

As of December 31, 2018, the contractual maturity of the available-for-sale debt securities is less than one year. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three months ended March 31, 2019, the Company did not recognize any other-than-temporary impairment losses. All debt securities with unrealized losses have been in a loss position for less than twelve months.

4.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Contract research costs	$3,572	$2,191
Compensation and related benefits	727	1,705
Contract manufacturing costs	151	—
Consulting costs	75	258
Franchise tax	50	40
Other	288	—
Total accrued liabilities	$4,863	$4,194

5.	Product Development Agreement

On August 11, 2018, the Company entered into a Product Development Agreement and a First Project Agreement (the “Product Agreements”), pursuant to which the Company will receive development program support services for its Hepatitis Delta Virus (“HDV”) program. The services are to be provided from July 1, 2018 through the completion of the Phase 3 Clinical Study Reports and the subsequent NDA filing. As consideration, the Company has committed to pay fees of approximately $10.0 million in cash and stock over four years, including approximately $0.8 million for expert consultant fees and pass through costs to vendors, plus certain incentive-based regulatory milestone fees up to $1.0 million. In January 2019, the Company entered into the first amendment to the Product Agreements, which increased the Product Agreements’ fees by $1.0 million. As part of the aggregate payment, the Company issued 115,526 shares of common stock subject to quarterly vesting requirements related to successful performance of the services and achievement of a budget timeline set forth in the Product Agreements. The Product Agreements can be terminated by either party due to material breach or by the Company without cause with 90 days prior written notice. For the three months ended March 31, 2019, the Company recognized research and development expense of $0.1 million related to the shares issued under the Product Agreements.

6.	Debt

In December 2016, the Company entered into an aggregate $25.0 million loan with Oxford Finance LLC (the “Oxford Loan”). The loan matures on July 1, 2021. The Company borrowed $15.0 million in December 2016 (“Tranche A”). In May 2018, the Company entered into an amendment to the Oxford Loan and borrowed $5.0 million (“Tranche B”). On August 3, 2018, the Company borrowed the remaining $5.0 million (“Tranche C”) under the Oxford Loan.

The Oxford Loan bears interest at a floating rate per annum equal to the greater of either the 30-day U.S. Dollar LIBOR reported in the Wall Street Journal plus 6.41% or 6.95%. The interest only period for borrowed funds is until February 1, 2019, followed by 30 equal monthly payments of principal plus accrued interest. At the time of final payment, the Company is required to pay an exit fee of 7.5% of the original principal balance of borrowed funds, or $1.9 million. In addition, at the time of final payment of Tranche B, the Company is required to pay an additional exit fee of $0.1 million. The Company recorded as a liability and debt discount the exit fee at the origination of the term loan. In addition, the Company incurred loan origination fees and debt issuance costs of $0.4 million which were recorded as a direct deduction from the carrying amount of the related debt liability as a debt discount.

On March 5, 2019, the Company entered into the third amendment to the Oxford Loan (the “Amended Oxford Loan”) to refinance the Oxford Loan. The Amended Oxford Loan increased the aggregate amount available to be borrowed to $35.0 million, and extend the maturity date to March 1, 2024. On March 5, 2019, prior to entering into the Amended Oxford Loan, the outstanding balance of the Oxford Loan was $23.3 million. At the time of entering into the Amended Oxford Loan, the Company borrowed an additional $6.7 million in principal under the Amended Oxford Loan, which increased the total amount borrowed to $30.0 million (“Amended Tranche A”). The remaining $5.0 million (“Amended Tranche B”) will be available to the Company upon the latest to occur of (i) achievement of positive Lonafarnib Phase 3 HDV topline data sufficient to file new drug application (“Clinical Milestone”) and (ii) January 1, 2021.

The Amended Oxford Loan bears interest at a floating rate per annum equal to the greater of either the 30-day U.S. Dollar LIBOR reported in the Wall Street Journal plus 6.64% or 9.15%. The Amended Oxford Loan has an interest only period until April 1, 2021, followed by 36 equal monthly payments of principal and interest. Upon the receipt of Amended Tranche B, the interest only period for borrowed funds will be extended by one year until April 1, 2022, followed by 24 equal monthly payments of principal plus accrued interest. At the time of final payment, the Company is required to pay an exit fee of 7.5% of the original principal balance of borrowed funds, or $2.3 million.  In addition, the Company is required to pay an additional exit fee of $1.0 million. The Company recorded as a liability and debt discount the exit fee for the Amended Oxford Loan. At the date of the Amended Oxford Loan, the Company paid $0.9 million for the accrued portion of the Oxford Loan exit fee and the Tranche B additional exit fee. The loan discount balance at the time of the Amended Oxford Loan was $0.2 million, which is being amortized over the remaining term of the Amended Oxford Loan.

The Company is also required to pay a 5.0% success fee of the total amount drawn under the Amended Oxford Loan within 30 days following the FDA’s approval of the Company’s first product, excluding lonafarnib in progeria and progeroid laminopathies. This fee is enforceable within 10 years from the funding of Amended Tranche A. The Company determined that the success fee met the scope exemption from derivative accounting and should be accounted for under the guidance for contingencies. Accordingly, the Company will record a liability for the success fee upon receipt of approval from the FDA. The Amended Oxford Loan includes contingent interest features and mandatory prepayment features upon an event of default that meet the definition of a derivative but were not bifurcated from the debt instrument as their fair value was deemed to be insignificant. In connection with the execution of the Oxford Loan, the Company agreed to certain customary representations and warranties.

The refinancing of the term loan did not have a material impact on terms, conditions, representations, warranties, covenants or agreements set forth in the Oxford Loan. The loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If the Company is unable to comply with these covenants or if the Company defaults on any portion of the outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement. The Company was in compliance with the terms under the loan as of March 31, 2019 and December 31, 2018.

The Company is permitted to make voluntary prepayments of the Amended Oxford Loan with a prepayment fee, calculated as of the loan origination date, equal to (i) 2.0% of the loan prepaid during the first 12 months and (ii) 1.0% of the loan prepaid in months 13-24. The Company is required to make mandatory prepayments of the outstanding loan upon the acceleration by lender following the occurrence of an event of default, along with a payment of the final payment, the prepayment fee and any other obligations that are due and payable at the time of prepayment.

The Company accounts for the amortization of the debt discount utilizing the effective interest method. The Company recorded effective interest expense of $0.7 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. Long-term debt and unamortized discount balances are as follows (in thousands):

	March 31,	December 31,
	2019	2018
Face value of long term debt	$30,000	$25,000
Exit fee	3,277	1,960
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(3,433)	(1,340)
Long term debt, net	$29,844	$25,620

7.	Stock-Based Compensation

The following table summarizes stock option activity under the Company’s stock-based compensation plan during the three months ended March 31, 2019 (in thousands, except option and share data):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	755,337	1,996,211	$11.80	7.54	$2,347
Additional options authorized	960,588
Granted	(781,750)	781,750	$13.71
Exercised	—	(41,546)	$3.36
Canceled and forfeited	14,244	(14,244)	$83.57
Outstanding as of March 31, 2019	948,419	2,722,171	$12.10	8.18	$6,532
Vested and exercisable as of March 31, 2019		1,104,111	$11.68	6.81	$3,456

During the three months ended March 31, 2019, the Company granted stock options for 781,750 shares. The weighted-average grant date fair value of these options was $9.59 for the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company granted its employees stock options for 799,500 shares. The weighted-average grant date fair value of these employee options was $7.98 for the three months ended March 31, 2018.

The Company records stock-based compensation of stock options granted by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizes the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Expected term (in years)	5.27-6.08	5.27-6.08
Contractual term (in years)	10.00	—
Volatility	79.62%-81.04%	84.00%-84.50%
Risk free interest rate	2.34%-2.57%	2.35%-2.68%
Dividend yield	—	—

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$365	$323
General and administrative	830	680
Total	$1,195	$1,003

As of March 31, 2019, the total unrecognized compensation expense related to unvested options was $14.1 million, which the Company expects to recognize over an estimated weighted average period of 3.0 years.

8.	Income Taxes

The tax expense for the three months ended March 31, 2019 was zero due to the Company’s loss position and full valuation allowance. This is consistent with the zero-tax expense for the three months ended March 31, 2018.

9.	Commitments and Contingencies

Lease Agreements

In October 2017, the Company entered into a non-cancelable operating facility lease agreement for 8,029 square feet of office space located at 2155 Park Blvd. in Palo Alto, California 94306. The lease commenced on March 1, 2018 and expires in February 2023. The lease has a three-year renewal option prior to expiration, however, the Company is not reasonably assured to exercise this option. The lease includes rent escalation clauses through the lease term. In October 2017, the Company provided a security deposit of $0.3 million. The Company also has three additional operating leases that are included in its lease accounting but are not considered significant for disclosure.

The maturity of the Company’s operating lease liabilities as of March 31, 2019 and future minimum lease payments as of December 31, 2018 were as follows (in thousands):

Undiscounted lease payments	March 31, 2019	December 31, 2018
2019	$454	$593
2020	616	610
2021	633	629
2022	647	647
2023	109	109
Total undiscounted payments	2,459	$2,588
Less: imputed interest	389
Present value of future lease payments	2,070
Less: current portion of operating lease liabilities	439
Operating lease liabilities	$1,631

Rent expense recognized for the operating leases was $0.1 million and $0.2 million for the three months ended March 31, 2019 and March 31, 2018, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for the operating leases were insignificant for the three months ended March 31, 2019.

The operating cash outflows for the operating leases liability was $0.1 million for the three months ended March 31, 2019. As of March 31, 2019, the weighted-average remaining lease term and weighted-average discount rate were 3.9 years and 9.15%, respectively.

10. Subsequent Events

In April 2019, the Company completed an underwritten public offering of 5,175,000 shares of common stock, including 675,000 shares of common stock purchased to the underwriter’s option to purchase additional shares, at an offering price of $11.00 per share. The Company received net proceeds of approximately $53.2 million, after deducting underwriting discounts and commissions and offering expenses.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of Eiger’s financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our consolidated financial statements and related notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2019. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this report.

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

Overview

We are a late-stage biopharmaceutical company focused on the development and commercialization of well-characterized drugs for life-threatening, rare and ultra-rare diseases with high unmet medical needs and no approved therapies. We have reported positive proof-of-concept clinical results in four programs all with first-in-class drugs, now advancing into submission for regulatory approvals or Phase 3 clinical development.

Our lead program is in Phase 3, developing lonafarnib, a first-in-class prenylation inhibitor for the treatment of Hepatitis Delta Virus (HDV) infection. We are also preparing an NDA and MAA with plans to submit in 2019 for lonafarnib in the treatment of Hutchinson-Gilford Progeria Syndrome (HGPS or Progeria) and Progeroid Laminopathies. In addition, we recently announced positive Phase 2 data with peginterferon lambda for HDV infection and avexitide for post-bariatric hypoglycemia (PBH).

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

We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception and we do not anticipate that we will achieve profitability in the near term. Our net losses were $17.2 million and $8.8 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $188.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Recent Developments

Eiger BioPharmaceuticals Appoints Market Access, Public Policy Expert, and Biotech Veteran Amit K. Sachdev to Board of Directors

On April 15, 2019, we announced the appointment of Amit K. Sachdev, JD to our Board of Directors.  Mr. Sachdev is currently Executive Vice President and Chief Regulatory Officer at Vertex Pharmaceuticals Incorporated, where he serves on its Executive Committee and has been an executive officer since 2007.  In addition to overseeing Global Regulatory Affairs, Mr. Sachdev established and managed core business functions, including global market access, health economics and outcomes research, corporate affairs and patient advocacy to support its commercial drug launches in hepatitis C and cystic fibrosis.  He established Vertex’s first international commercial operations in 2010.

Prior to joining Vertex, Mr. Sachdev served as Executive Vice President at the Biotechnology Innovation Organization (BIO) and was Deputy Commissioner for Policy at the U.S. Food and Drug Administration (FDA) where he held several other senior executive appointments.  Earlier in his career, Mr. Sachdev served as Majority Counsel to the Committee on Energy and Commerce in the U.S. House of Representatives and practiced law at the American Chemistry Council and the law firm Ropes & Gray.  Mr. Sachdev received a BS from Carnegie Mellon University and a JD from Emory University School of Law.

Eiger Announces 36% Durable Virologic Response at 24 Weeks Post-Treatment with Peginterferon Lambda in Phase 2 LIMT HDV Study at The International Liver Congress™ 2019

On April 11, 2019, we announced an oral presentation of Phase 2 LIMT end of study results at EASL 2019 in Vienna, Austria.  At Week 48, LIMT study patients treated with Lambda 180 μg experienced a mean decline in HDV-RNA of 2.3 log10, with 7 of 14 (50%) experiencing ≥ 2 log10 decline and 5 of 14 (36%) patients achieving HDV-RNA below the limit of quantification (BLQ), comparable to historical peginterferon alfa.  At Week 72, a durable virologic response (DVR = HDV RNA below limit of quantitation) at 24 weeks post-treatment for Lambda 180 μg was achieved in 5 of 14 (36%), which compares favorably to historic rates for peginterferon alfa 180 μg (HIDIT-1 Study).  Rates of alanine aminotransferase (ALT) normalization increased during post-treatment follow- up in LIMT HDV study patients, from 14% (2 of 14) at Week 48 to 36% (5 of 14) at Week 72.  Common on-treatment adverse events included mild to moderate flu-like symptoms and elevated transaminase levels.  Patients noted mild side effects while receiving Lambda therapy.  Cases of jaundice and bilirubin elevations were observed in the Pakistani cohort.  DILIsym® modeling of ALT and bilirubin dynamics indicate a transporter-based mechanism for the observed bilirubin elevations.  Patients showed no symptoms of decompensation, no clinical abnormalities, no ascites, no worsening of synthetic function, and all patients responded favorably to dose reduction or dose discontinuation.

The durable virologic response observed 24 weeks post-treatment with Lambda may be a meaningful registrational endpoint for discussions with regulatory agencies.  Lambda is now being dosed in combination with Lonafarnib and Ritonavir in HDV-infected patients in the Phase 2 LIFT study at the National Institutes of Health (NIH), and we look forward to end of treatment data later this year.

Oral Presentation of Phase 2 PREVENT Study of Avexitide in Post-Bariatric Hypoglycemia (PBH) Presented at Endocrine Society (ENDO) Meeting 2019 in New Orleans

On March 25, 2019, we announced an oral presentation of end of study results of the Phase 2 PREVENT study at ENDO 2019 in New Orleans.  The primary efficacy endpoint of improved postprandial glucose nadir during mixed meal tolerance testing (MMTT) was achieved with statistical significance with avexitide 30 mg BID (57.1 vs 47.1 mg/dL; p = 0.001) and 60 mg QD (59.2 vs 47.1 mg/dL;             p = 0.0002), with fewer participants requiring glycemic rescue during each of the active dosing regimens than during placebo dosing.  The secondary endpoint of reduced postprandial insulin peak during MMTT was also statistically significant with avexitide 30 mg BID (349.5 vs 454.5 μIU/mL; p < 0.03) and 60 mg QD (357.2 vs 454.5 μIU/mL; p = 0.04).

Improvements in metabolic and clinical parameters were also monitored during each patients’ daily routine in the outpatient setting and assessed by self-blood glucose monitoring (SBGM), electronic diary, and continuous glucose monitoring (CGM).  Patients experienced fewer episodes of hypoglycemia (hypoglycemia symptoms confirmed by SBGM concentrations of <70 mg/dL), severe hypoglycemia (neuroglycopenic symptoms confirmed by SBGM concentrations <55 mg/dL) and a reduced rate of rescue during both dosing regimens of avexitide as compared to placebo.  Rescue is defined as self- or third-party administration of oral or g-tube intake to prevent or treat hypoglycemia.  Patients also demonstrated reductions in percent time in hypoglycemia during diurnal periods (8 am to midnight) and number of episodes of hypoglycemia as measured by CGM.

Avexitide was well-tolerated in this study. There were no treatment-related serious adverse events and no participant withdrawals.  Adverse events were typically mild to moderate in severity.  The most common adverse events were injection site bruising, nausea, and headache, all of which occurred with lower frequency during avexitide dosing periods than during the placebo dosing period.

Appointment of Stephana Patton as General Counsel, Corporate Secretary, and Chief Compliance Officer

On February 27, 2019, we announced the appointment of Dr. Stephana Patton as the Company’s General Counsel, Corporate Secretary, and Chief Compliance Officer. Dr. Patton brings 20 years of legal experience to Eiger, and was most recently General Counsel, Corporate Secretary, and Chief Compliance Officer at BioTime, Inc., responsible for all legal and compliance matters at BioTime and its subsidiaries. Previously, Dr. Patton was Vice President, General Counsel, and Commercial Compliance Officer at BioDelivery Sciences International, Inc. Dr. Patton began her pharmaceutical industry career at Salix Pharmaceuticals, Inc., where she was Vice President of Intellectual Property and Licensing, until the company was acquired by Valeant, Inc. in 2015.

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

The largest component of our operating expenses has historically been the investment in contract manufacturing arrangements, clinical trial material related costs and research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Product candidates:
Lonafarnib HDV	$8,153	$1,143
Progeria	2,362	6
Avexitide PBH	167	689
Lambda HDV	220	523
Ubenimex PAH (terminated in January 2018)	—	933
Ubenimex Lymphedema (terminated in October 2018)	—	453
Internal research and development costs	1,966	1,765
Total research and development expense	$12,868	$5,512

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

Refer to “New Accounting Pronouncements” and “Leases” included in Note 2, Summary of Significant Accounting Policies, in the “Notes to the Condensed Consolidated Financial Statements” in this Form 10-Q for a discussion of how we changed the way we account for leases under Topic 842.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,		$	%
	2019	2018	Change	Change
Operating expenses:
Research and development	$12,868	$5,512	$7,356	133%
General and administrative	4,057	2,994	1,063	36%
Total operating expenses	16,925	8,506	8,419	99%
Loss from operations	(16,925)	(8,506)	(8,419)
Interest expense	(765)	(398)	(367)	92%
Interest income	511	94	417	444%
Other expense, net	(10)	(21)	11	(52)%
Net loss	$(17,189)	$(8,831)	$(8,358)	95%

Research and development expenses

Research and development expenses increased by $7.4 million to $12.9 million for the three months ended March 31, 2019, from $5.5 million for the same period in 2018. The increase was primarily due to a $7.3 million increase in consulting fees and clinical expenditures due to increased program activity and a $0.1 million increase in compensation and personnel related expenses primarily due to an increase in relocation and recruiting expenses.

General and administrative expenses

General and administrative expenses increased by $1.1 million to $4.1 million for the three months ended March 31, 2019, from $3.0 million for the same period in 2018. The increase was primarily due to a $0.6 million increase in legal, consulting, advisory and accounting services, a $0.2 million increase in compensation and personnel related expenses, a $0.2 million increase in stock-based compensation expense due to an increase in headcount and higher level of stock-based compensation expense, and a $0.1 million increase in facility and insurance expenses primarily related to increased rent expense and insurance coverage for directors and officers.

Interest expense

Interest expense increased by $0.4 million to $0.8 million for the three months ended March 31, 2019 from $0.4 million for the same period in 2018. Interest expense primarily increased due to the additional funds borrowed under the Oxford Loan in May and August 2018, and March 2019.

Interest income

Interest income increased by $0.4 million to $0.5 million for the three months ended March 31, 2019 from $0.1 million for the same period in 2018. The increase was primarily due to an increase in the amounts invested in debt securities and cash equivalents in 2019 as compared to 2018.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2019, we had $63.4 million of cash and cash equivalents, $22.4 million of debt securities available-for-sale and an accumulated deficit of $188.4 million. We believe that the currently available resources will be sufficient to fund our operations for at least the next 12 months following the issuance date of these unaudited condensed consolidated financial statements. However, if our anticipated operating results are not achieved in future periods, we believe that planned expenditures may need to be reduced or we would be required to raise funding in order to fund our operations.

Our primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in outstanding accounts payable and accrued expenses.

In April 2019, the Company completed an underwritten public offering of 5,175,000 shares of common stock, including 675,000 shares of common stock purchased to the underwriter’s option to purchase additional shares, at an offering price of $11.00 per share. The Company received net proceeds of approximately $53.2 million, after deducting underwriting discounts and commissions and offering expenses.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(18,882)	$(8,572)
Net cash provided by investing activities	16,856	9,750
Net cash provided by financing activities	4,171	34
Net increase in cash and cash equivalents	$2,145	$1,212

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2019 was $18.9 million, which primarily consisted of a net loss of $17.2 million and amortization of the debt securities discount of $0.1 million, which was partially offset by stock-based compensation expense of $1.2 million and non-cash interest expense of $0.2 million. Additionally, cash used in operating activities reflected changes in net operating assets due to an increase of $2.3 million in other assets primarily related to long term deposits with IQVIA, an increase of $1.1 million in prepaid expenses and other current assets primarily due to the timing of payments, and a decrease of $0.3 million in accounts payable, which was partially offset by an increase of $0.7 million in accrued liabilities primarily associated with the increase in business activity.

Cash used in operating activities for the three months ended March 31, 2018 was $8.6 million, which primarily consisted of a net loss of $8.8 million, which was partially offset by stock-based compensation expense of $1.0 million. Additionally, cash used in operating activities reflected changes in net operating assets primarily due to a decrease of $1.0 million in accounts payable and accrued liabilities primarily associated with the timing of payments.

Cash flows from investing activities

Cash provided by investing activities was $16.9 million for the three months ended March 31, 2019, which primarily consisted of $18.8 million of proceeds from maturities of debt securities, partially offset by $1.9 million of purchases of debt securities.

Cash provided by investing activities was $9.8 million for the three months ended March 31, 2018 consisted of proceeds from maturities of debt securities.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2019 was $4.2 million, which primarily consisted of $6.6 million of proceeds from additional borrowings in connection with the Amended Oxford Loan, net of issuance costs, partially offset by $1.7 million of repayments of the Oxford Loan and $0.9 million of repayments of the accrued exit fee and second amendment fee associated with the Oxford Loan.

Cash provided by financing activities for the three months ended March 31, 2018 consisted of $34,000 of proceeds from the purchase of common stock under our ESPP.

Contractual Obligations and Other Commitments

Our contractual obligations as of March 31, 2019 have not changed from what we presented in our 2018 10-K for the year ended December 31, 2018.

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

As of March 31, 2019, we had market risk exposure related to our cash and cash equivalents. We had cash and cash equivalents of $63.4 million and $22.4 million of debt securities available-for-sale. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.

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

We carry out some of our clinical development and supportive activities in foreign countries and payments may be due in foreign currencies. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the three months ended March 31, 2019.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, and in our other public filings. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors below that reflect significant changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Risks Related to our Financial Condition, Integration and Capital Requirements

We have incurred losses since our inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.*

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the three months ended March 31, 2019 and 2018, we reported a net loss of $17.2 million and $8.8 million, respectively. As of March 31, 2019, we had an accumulated deficit of $188.4 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including manufacturing of clinical supplies, conducting clinical studies and providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and debt facilities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect losses to increase as we submit an NDA for regulatory approval for lonafarnib in progeria and progeroid laminopathies and advance our clinical development programs in various clinical studies. In particular, at our meetings with the FDA throughout 2018, the FDA confirmed that we could submit an NDA for lonafarnib for the progeria and progeroid laminopathies indications and additionally conduct a single, 400 patient pivotal study to support the submission of an NDA for lonafarnib for use in a hepatitis D virus indication. We would need significant additional resources in order to aggressively move lonafarnib forward successfully based on the discussions with the FDA. While we have not yet commenced pivotal clinical studies for any product candidate and it may be several years, if ever, before we complete pivotal clinical studies and have a product candidate approved for commercialization, we expect to invest significant funds into our clinical candidates to advance these compounds to potential regulatory approval.

If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. Even if we obtain adequate market share for our product candidates, because the potential markets in which our product candidates may ultimately receive regulatory approval could be very small, we may never become profitable despite obtaining such market share and acceptance of our products. For example, if we receive approval for lonafarnib in the progeria and progeroid laminopathies indications, we have agreed with The Progeria Research Foundation to make available lonafarnib to Hutchinson-Gilford progeria syndrome and progeroid laminopathies patients.

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

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights*.

To the extent that we raise additional capital through the sale of equity, debt or other securities convertible into equity, your ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder such as the Loan and Security Agreement we entered into with Oxford Finance LLC, or Oxford Finance, in December 2016, or the Oxford Loan. The Oxford Loan is a $25.0 million debt financing arrangement with Oxford Finance wherein we borrowed the first tranche of $15.0 million upon closing of the debt financing in December 2016. In May 2018, we entered into an amendment to the Oxford Loan and borrowed $5.0 million, or, as amended the Oxford Loan. In August 2018, we drew the final $5.0 million upon achievement of certain clinical milestones. In March 2019, we entered into the third amendment to the Oxford Loan to refinance our outstanding principal balance of $23.3 million. Upon refinancing, the Oxford Loan was increased to $35.0 million in aggregate commitments.  The Oxford Loan is secured by perfected first priority liens on the Company's assets, excluding intellectual property but including a commitment by the Company to not allow any liens to be placed upon such intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency.

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

Covenants in the Oxford Loan restrict our business and operations in many ways and if we do not effectively comply with our covenants, our financial conditions and results of operations could be adversely affected.*

The Oxford Loan provides for up to $35.0 million in term loans due on March 1, 2024, of which $30.0 million in principal is outstanding. All of our current and future assets, except for intellectual property, secure our borrowings under the Oxford Loan. The Oxford Loan requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Oxford Loan, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable. If we are unable to repay those amounts, the lenders under the Oxford Loan could proceed against the collateral granted to them to secure that debt, and our inability to use or dispose of those assets would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty and accelerate the maturity of the debt. Any default under the Oxford Loan would materially affect our liquidity and ability to fund our operations and complete our planned clinical trials and regulatory filings would be substantially impaired.

Risks Related to the Development of our Product Candidates

We are dependent on the success of our product candidates, which are in various stages of clinical development. Certain of our product candidates have produced results in academic settings to date or for other indications than those that we contemplate, and we cannot give any assurance that we will generate data for any of our product candidates sufficient to receive regulatory approval in our planned indications, which will be required before they can be commercialized.*

To date, we have invested substantially all of our efforts and financial resources to identify, acquire, and develop our portfolio of product candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more of these product candidates. We plan to submit an NDA and MAA for one of these programs in 2019. We currently generate no revenue from sales of any drugs, and we may never be able to develop or commercialize a product candidate. In addition, to the extent that we receive regulatory approval for lonafarnib in progeria and progeroid laminopathies, we expect our commitment to provide access for patients with progeria and progeroid laminopathies for no or minimal cost to those patients to result in a loss to us.

With respect to potential commercial products, we currently have one product candidate that is in Phase 3 clinical trials and two Phase 2 development programs focused on two separate indications. It may be years before our studies are initiated and completed, if at all.

Our lonafarnib compound has received Rare Pediatric Disease, or RPD, designation from the FDA for the treatment of HGPS and progeroid laminopathies. The FDA defines a “rare pediatric disease” as a disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old. Under the FDA’s Rare Pediatric Disease Priority Review Voucher program, upon the approval of an NDA or a biologics license application, or BLA, for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Rare Pediatric Disease Priority Review Voucher that can be used to obtain priority review for a subsequent NDA or BLA. There is no assurance we will receive a Rare Pediatric Disease Priority Review Voucher or that it will result in a faster development process, review or approval for a subsequent marketing application. Further, this program has been subject to criticism, including by the FDA, and it is possible that even if we obtain approval for lonafarnib and qualify for such a Priority Review Voucher, the program may no longer be in effect at the time of approval. Also, although Priority Review Vouchers may be sold or transferred to third parties, there is no guaranty that we will be able to realize any value if we were to sell a Priority Review Voucher.

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

We focus our product development principally on treatments for rare diseases. Given the small number of patients who have the diseases that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidate. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. For example, for lonafarnib and Lambda, HDV is associated with hepatitis B virus infection, which is a pre-requisite for the replication of HDV. Although we believe that the data are supportive of antiviral activity against HDV, there can be no assurance that our clinical trials will successfully address this condition. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Moreover, if lonafarnib receives regulatory approval for use in progeria and progeroid laminopathies, we expect that the supply of lonafarnib to patients with progeria and progeroid laminopathies will have limited profits.

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

As of March 31, 2019, we had 19 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We will cease to be an emerging growth company effective December 31, 2019 and we will become subject to additional reporting requirements and standards and accelerated filing deadlines for our periodic reports. For example, we have incurred significant expenses and devoted substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, as an emerging growth company, we have delayed the adoption of certain accounting standards. We will also be subject to enhanced disclosures obligations regarding executive compensation in our periodic reports and proxy statements and requirements to hold a nonbinding advisory vote on executive compensation. While we are taking steps to implement the systems and processes required to comply with these additional requirements, we cannot assure you that the measures we have taken to date, and are continuing to implement, will enable us to comply fully and in a timely manner.

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

Our federal and state net operating loss, or NOL, carry-forwards will begin to expire, if not utilized, beginning in 2030 for federal income tax purposes and 2028 for California state income tax purposes. These NOL carry-forwards could expire unused and be unavailable to offset future income tax liabilities. While the Tax Act allows for federal net operating losses incurred in 2018 and in future years to be carried forward indefinitely, the deductibility of such federal net operating losses incurred in 2018 and in future years will be limited. Moreover, if a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, or Section 382, the corporation’s NOL carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Merger resulted in such an ownership change and, accordingly, Celladon’s NOL carryforwards and certain other tax attributes will be subject to further limitations on their use. We assessed whether Eiger had an ownership change, as defined by Section 382 of the Code, as a result of the Merger that occurred from our formation through December 31, 2018. Based upon this assessment no reduction was made to Eiger’s federal and state NOL carryforwards or federal and state tax credit carryforwards under these rules. Additional ownership changes in the future could result in additional limitations on the combined organization’s NOL carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. A full valuation allowance has been provided for the entire amount of our remaining net operating losses.

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

10.1	Offer Letter, dated as of February 26, 2019, by and between Eiger BioPharmaceuticals, Inc. and Stephana Patton.

10.2	Offer Letter, dated as of November 30, 2018, by and between Eiger BioPharmaceuticals, Inc. and Sriram Ryali.

10.3*	Third Amendment to Loan and Security Agreement, dated March 5, 2019, by and between Eiger BioPharmaceuticals, Inc. and Oxford Finance LLC.

10.4	Eiger BioPharmaceuticals, Inc. Non-Employee Director Compensation Policy, amended on May 7, 2019.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1+

Certifications of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Portions of this exhibit have been omitted as being immaterial and would be competitively harmful if publicly disclosed.

+This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Eiger BioPharmaceuticals, Inc.

Date: May 9, 2019	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: May 9, 2019	By:	/s/ Sri Ryali
Sri Ryali
Chief Financial Officer
(Principal Financial Officer)