Form 10-Q
period 2019-06-30
Eiger BioPharmaceuticals, Inc.
filed 2019-08-08
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 24,445,747.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,421	$61,262
Debt securities, available-for-sale	66,914	39,091
Prepaid expenses and other current assets	3,033	1,492
Total current assets	128,368	101,845
Property and equipment, net	200	167
Operating lease right-of-use assets	1,761	—
Other assets	2,598	436
Total assets	$132,927	$102,448
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	7,194	$5,830
Accrued liabilities	5,671	4,194
Current portion of operating lease liabilities	452	—
Total current liabilities	13,317	10,024
Long-term debt, net	30,019	25,620
Operating lease liabilities	1,512	—
Other long-term liabilities	—	212
Total liabilities	44,848	35,856
Stockholders’ equity:
Common stock	24	19
Additional paid-in capital	293,963	237,795
Accumulated other comprehensive income (loss)	5	(25)
Accumulated deficit	(205,913)	(171,197)
Total stockholders’ equity	88,079	66,592
Total liabilities and stockholders’ equity	$132,927	$102,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$12,936	$6,372	$25,804	$11,884
General and administrative	4,225	3,237	8,282	6,231
Total operating expenses	17,161	9,609	34,086	18,115
Loss from operations	(17,161)	(9,609)	(34,086)	(18,115)
Interest expense	(869)	(495)	(1,634)	(893)
Interest income	502	189	1,013	283
Other income (expense), net	1	—	(9)	(21)
Net loss	$(17,527)	$(9,915)	$(34,716)	$(18,746)
Net loss per common share, basic and diluted	$(0.75)	$(0.82)	$(1.63)	$(1.66)
Weighted-average common shares outstanding, basic and diluted	23,408,652	12,045,355	21,338,551	11,291,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(17,527)	$(9,915)	$(34,716)	$(18,746)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale debt securities, net	—	(14)	30	(11)
Comprehensive loss	$(17,527)	$(9,929)	$(34,686)	$(18,757)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	19,211,759	$19	$237,795	$(25)	$(171,197)	$66,592
Issuance of common stock upon exercise of stock options	41,546	—	65	—	—	65
Vesting of common stock issued under Product Development Agreement	—	—	56	—	—	56
Issuance of common stock upon ESPP purchase	7,138	—	59	—	—	59
Stock-based compensation expense	—	—	1,195	—	—	1,195
Unrealized gain on debt securities, net	—	—	—	30	—	30
Net loss	—	—	—	—	(17,189)	(17,189)
Balance at March 31, 2019	19,260,443	19	239,170	5	(188,386)	50,808
Issuance of common stock upon exercise of stock options	10,304	—	62	—	—	62
Vesting of common stock issued under Product Development Agreement	—	—	55	—	—	55
Issuance of common stock upon public offering, net of $3,731 of issuance costs	5,175,000	5	53,189	—	—	53,194
Stock-based compensation expense	—	—	1,487	—	—	1,487
Net loss	—	—	—	—	(17,527)	(17,527)
Balance at June 30, 2019	24,445,747	$24	$293,963	$5	$(205,913)	$88,079

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	10,526,599	$11	$141,320	$(3)	$(118,806)	$22,522
Issuance of common stock upon ESPP purchase	9,522	—	34	—	—	34
Stock-based compensation expense	—	—	1,003	—	—	1,003
Unrealized gain on debt securities, net	—	—	—	3	—	3
Net loss	—	—	—	—	(8,831)	(8,831)
Balance at March 31, 2018	10,536,121	11	142,357	—	(127,637)	14,731
Issuance of common stock upon exercise of stock options	28,151	—	268	—	—	268
Issuance of common stock upon public offering, net of $3,110 of issuance costs	3,680,000	3	42,887	—	—	42,890
Stock-based compensation expense	—	—	1,321	—	—	1,321
Unrealized loss on debt securities, net	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(9,915)	(9,915)
Balance at June 30, 2018	14,244,272	$14	$186,833	$(14)	$(137,552)	$49,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net loss	$(34,716)	$(18,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27	22
Amortization of debt securities discounts	(192)	(45)
Non-cash interest expense	352	218
Amortization of operating lease right-of-use assets	197	—
Common stock issued under Product Development Agreement	111	—
Stock-based compensation	2,682	2,324
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,541)	(773)
Other assets	(2,162)	22
Accounts payable	1,323	1,255
Accrued liabilities	73	(932)
Operating lease liabilities	(206)	—
Other long-term liabilities	—	193
Net cash used in operating activities	(34,052)	(16,462)
Investing activities
Purchase of debt securities available-for-sale	(60,247)	(40,141)
Proceeds from maturities of debt securities available-for-sale	34,050	9,750
Purchase of property and equipment	(19)	(14)
Net cash used in investing activities	(26,216)	(30,405)
Financing activities
Proceeds from issuance of common stock upon public offering, net of issuance costs	53,194	42,890
Proceeds from borrowings in connection with term loan, net of issuance costs	6,627	4,963
Repayment of accrued exit fee and second amendment fee	(913)	—
Repayment of term loan	(1,667)	—
Proceeds from issuance of common stock upon stock option exercises	127	268
Proceeds from issuance of common stock upon ESPP purchase	59	34
Net cash provided by financing activities	57,427	48,155
Net (decrease) increase in cash and cash equivalents	(2,841)	1,288
Cash and cash equivalents at beginning of period	61,262	32,035
Cash and cash equivalents at end of period	$58,421	$33,323

Supplemental disclosure of cash flow information:
Interest paid	$1,242	$639
Non-cash investing activities:
Costs of available-for-sale securities in accrued liabilities	$1,404	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Eiger BioPharmaceuticals, Inc. (the “Company” or “Eiger”) was incorporated in the State of Delaware on November 6, 2008. Eiger is a late-stage biopharmaceutical company focused on the development and commercialization of well-characterized drugs for life-threatening, rare and ultra-rare diseases with high unmet medical needs and no approved therapies. Eiger has reported positive proof-of-concept clinical results in four programs: lonafarnib boosted with ritonavir, peginterferon lambda, Avexitide, and lonafarnib monotherapy, all with first-in-class drugs, now advancing into submission for regulatory approvals or Phase 3 clinical development.

The Company’s programs have several aspects in common: the disease targets represent conditions of high unmet medical need with no approved therapies; the therapeutic approaches are supported by an understanding of disease biology and mechanism as elucidated by academic research relationships; prior clinical experience with the product candidates guides an understanding of safety; and the development paths leverage the experience and capabilities of the Company’s experienced, commercially-focused management team.

Eiger’s lead program is in Phase 3, developing lonafarnib, a first-in-class prenylation inhibitor for the treatment of Hepatitis Delta Virus (HDV) infection. The pivotal Phase 3 D-LIVR study (n=400, anticipated enrollment) is ongoing, and enrolling patients across twenty countries and over one hundred sites. The study has potential to generate data for two lonafarnib-based ritonavir-boosted regiments for approval. An all-oral arm of lonafarnib boosted with ritonavir and a combination arm of lonafarnib boosted with ritonavir combined with pegylated interferon-alfa-2a will each be compared to placebo. The Company is also developing lonafarnib for treatment of progeria and progeroid laminopathies, with plans to submit a New Drug Application (NDA) and Marketing Authorization Application (MAA) in fourth quarter 2019. Progeria, also known as Hutchinson-Gilford Progeria Syndrome (HGPS), is an ultra-rare and rapidly fatal genetic condition of accelerated aging in children.

Peginterferon lambda, or Lambda, is our second program treating HDV. Lambda is a well-characterized, late-stage, first in class, type III interferon. Eiger previously reported Phase 2 LIMT (Lambda mono therapy) study results (n=33) that demonstrated a 36% durable virologic response at 24 weeks post-treatment. Eiger is planning for an End of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) for Lambda in HDV based on the LIMT data. In addition, we expect Phase 2 LIFT (Lambda combination therapy with lonafarnib boosted by ritonavir) end-of-treatment study results in HDV in fourth quarter 2019.

The Company is developing Avexitide, a well-characterized peptide, as a treatment for post-bariatric hypoglycemia (PBH). PBH is a debilitating and potentially life-threatening condition for which there is currently no approved therapy. Eiger has completed four clinical studies demonstrating clinical proof of concept in 54 patients suffering from severe, refractory PBH, and expects to have FDA guidance in 2019.

The Company’s principal operations are based in Palo Alto, California, and it operates in one segment.

Liquidity

As of June 30, 2019, the Company had $58.4 million of cash and cash equivalents, $66.9 million of debt securities available-for-sale, an accumulated deficit of $205.9 million and negative cash flows from operating activities. The Company expects to continue to incur losses for the next several years.

On April 17, 2019, the Company completed an underwritten public offering of 5,175,000 shares of its common stock, including 675,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock, at a price of $11.00 per share. The offering was made under Eiger’s effective shelf registration statement and resulted in net proceeds to the Company of approximately $53.2 million, after deducting underwriting discounts and commissions and offering expenses.

Management believes that the currently available resources will be sufficient to fund its operations for at least the next 12 months following the issuance date of these unaudited condensed consolidated financial statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Eiger BioPharmaceuticals, Inc. and its wholly owned subsidiaries, EBPI Merger Inc., EB Pharma LLC, Eiger BioPharmaceuticals Europe Limited, and EigerBio Europe Limited have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year. The balance sheet as of December 31, 2018, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

Debt Securities

Short-term securities consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of acquisition. All short-term securities are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss). The cost of available-for-sale securities sold is based on the specific-identification method. Realized gains and losses on the sale of debt securities are determined using the specific-identification method and recorded in other income (expense), net on the accompanying unaudited condensed consolidated statements of operations.

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

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Options to purchase common stock	2,758,556	2,129,491	2,758,556	2,129,491
Warrants to purchase common stock	—	10,180	—	10,180
Total	2,758,556	2,139,671	2,758,556	2,139,671

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

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. Additionally, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact the standard will have on its consolidated financial statements.

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

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). At June 30, 2019 and December 31, 2018, the carrying amount of prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimate fair value due to their relatively short maturities. Management believes the terms of long-term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s debt securities consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of June 30, 2019 and December 31, 2018.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$33,310	$—	$—	$33,310
Corporate debt securities	—	7,840	—	7,840
Commercial paper	—	33,613	—	33,613
U.S. treasury bills	—	10,926	—	10,926
U.S. government bonds	—	30,982	—	30,982
Total	$33,310	$83,361	$—	$116,671

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$45,441	$—	$—	$45,441
Corporate debt securities	—	23,474	—	23,474
Commercial paper	—	15,617	—	15,617
Total	$45,441	$39,091	$—	$84,532

There were no financial liabilities as of June 30, 2019 and December 31, 2018.

The following tables summarize the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses (in thousands):

	June 30, 2019
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$33,310	$—	$—	$33,310
Corporate debt securities	2,475	—	—	2,475
Commercial paper	13,972	—	—	13,972
Total cash equivalents	$49,757	$—	$—	$49,757
Debt securities:
Corporate debt securities	$5,363	$3	$(1)	$5,365
Commercial paper	19,638	3	—	19,641
U.S. treasury bills	10,926	—	—	10,926
U.S. government bonds	30,982	1	(1)	30,982
Total debt securities	$66,909	$7	$(2)	$66,914

	December 31, 2018
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$45,441	$—	$—	$45,441
Total cash equivalents	$45,441	$—	$—	$45,441
Debt securities:
Corporate debt securities	$23,489	$1	$(16)	$23,474
Commercial paper	15,627	—	(10)	15,617
Total debt securities	$39,116	$1	$(26)	$39,091

As of December 31, 2018 and June 30, 2019, the contractual maturity of the available-for-sale debt securities is less than one year. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the six months ended June 30, 2019, the Company did not recognize any other-than-temporary impairment losses. All debt securities with unrealized losses have been in a loss position for less than twelve months.

4.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Contract research costs	$3,100	$2,191
Available-for-sale securities costs	1,404	—
Compensation and related benefits	959	1,705
Consulting costs	111	258
Franchise tax	20	40
Other	77	—
Total accrued liabilities	$5,671	$4,194

5.	Product Development Agreement

On August 11, 2018, the Company entered into a Product Development Agreement and a First Project Agreement (the “Product Agreements”) with RRD International, LLC, pursuant to which the Company will receive development program support services for its Hepatitis Delta Virus (“HDV”) program. The services are to be provided from July 1, 2018 through the completion of the Phase 3 Clinical Study Reports and the subsequent NDA filing. As consideration, the Company has committed to pay fees of approximately $10.0 million in cash and stock over four years, including approximately $0.8 million for expert consultant fees and pass through costs to vendors, plus certain incentive-based regulatory milestone fees up to $1.0 million. In January 2019, the Company entered into the first amendment to the Product Agreements, which increased the Product Agreements’ fees by $1.0 million. As part of the aggregate payment, the Company issued 115,526 shares of common stock subject to quarterly vesting requirements related to successful performance of the services and achievement of a budget timeline set forth in the Product Agreements. The Product Agreements can be terminated by either party due to material breach or by the Company without cause with 90 days prior written notice. For the three and six months ended June 30, 2019, the Company recognized research and development expense of $0.1 million related to the shares issued under the Product Agreements.

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

On March 5, 2019, the Company entered into the third amendment to the Oxford Loan (the “Amended Oxford Loan”) to refinance the Oxford Loan. The Amended Oxford Loan increased the aggregate amount available to be borrowed to $35.0 million and extended the maturity date to March 1, 2024. On March 5, 2019, prior to entering into the Amended Oxford Loan, the outstanding balance of the Oxford Loan was $23.3 million. At the time of entering into the Amended Oxford Loan, the Company borrowed an additional $6.7 million in principal under the Amended Oxford Loan, which increased the total amount borrowed to $30.0 million (“Amended Tranche A”). The remaining $5.0 million (“Amended Tranche B”) will be available to the Company upon the latest to occur of (i) achievement of positive Lonafarnib Phase 3 HDV topline data sufficient to file new drug application (“Clinical Milestone”) and (ii) January 1, 2021.

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

The refinancing of the term loan did not have a material impact on terms, conditions, representations, warranties, covenants or agreements set forth in the Oxford Loan. The loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If the Company is unable to comply with these covenants or if the Company defaults on any portion of the outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement. The Company was in compliance with the terms under the loan as of June 30, 2019 and December 31, 2018.

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

The Company accounts for the amortization of the debt discount utilizing the effective interest method. Long-term debt and unamortized discount balances are as follows (in thousands):

	June 30,	December 31,
	2019	2018
Face value of long-term debt	$30,000	$25,000
Exit fee	3,277	1,960
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(3,258)	(1,340)
Long-term debt, net	$30,019	$25,620

7.	Stock-Based Compensation

The following table summarizes stock option activity under the Company’s stock-based compensation plan during the six months ended June 30, 2019 (in thousands, except option and share data):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	755,337	1,996,211	$11.80	7.54	$2,347
Additional options authorized	960,588	—
Granted	(862,750)	862,750	$13.47
Exercised	—	(51,850)	$3.90
Canceled and forfeited	48,555	(48,555)	$33.23
Outstanding as of June 30, 2019	901,730	2,758,556	$12.09	7.92	$2,371
Vested and exercisable as of June 30, 2019		1,242,588	$11.79	6.64	$1,722

During the three and six months ended June 30, 2019, the Company granted stock options for 81,000 and 862,750 shares, respectively. The weighted-average grant date fair value of these options was $7.77 and $9.48 for the three and six months ended June 30, 2019, respectively. During the six months ended June 30, 2018, the Company granted its employees stock options for 799,500 shares at a weighted-average grant date fair value of $7.50. There were no options granted during the three months ended June 30, 2018.

The Company records stock-based compensation of stock options granted by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizes the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected term (in years)	5.77-6.08	—	5.27-6.08	5.27-6.08
Contractual term (in years)	10.00	—	10.00	—
Volatility	80.69%-81.25%	—	79.62%-83.19%	84.00%-84.50%
Risk free interest rate	2.23%-2.42%	—	2.23%-2.57%	2.35%-2.68%
Dividend yield	—	—	—	—

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$442	$471	$807	$794
General and administrative	1,045	850	1,875	1,530
Total	$1,487	$1,321	$2,682	$2,324

As of June 30, 2019, the total unrecognized compensation expense related to unvested options was $13.0 million, which the Company expects to recognize over an estimated weighted average period of 2.8 years.

8.	Income Taxes

The Company did not record tax expense for the three and six months ended June 30, 2019 and 2018 due to the Company’s loss position and full valuation allowance.

9.	Commitments and Contingencies

Lease Agreements

In October 2017, the Company entered into a non-cancelable operating facility lease agreement for 8,029 square feet of office space located at 2155 Park Blvd. in Palo Alto, California 94306. The lease commenced on March 1, 2018 and expires in February 2023. The lease has a three-year renewal option prior to expiration; however, the Company is not reasonably assured to exercise this option. The lease includes rent escalation clauses throughout the lease term. In October 2017, the Company provided a security deposit of $0.3 million. The Company also has three additional operating leases that are included in its lease accounting but are not considered significant for disclosure.

The maturity of the Company’s operating lease liabilities as of June 30, 2019 and future minimum lease payments as of December 31, 2018 were as follows (in thousands):

Undiscounted lease payments	June 30, 2019	December 31, 2018
2019	$302	$593
2020	616	610
2021	633	629
2022	647	647
2023	109	109
Total undiscounted payments	2,307	$2,588
Less: imputed interest	343
Present value of future lease payments	1,964
Less: current portion of operating lease liabilities	452
Operating lease liabilities	$1,512

Rent expense recognized for the Company’s operating leases was $0.2 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively; and $0.3 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for the operating leases were $27,000 and $0.1 million for the three and six months ended June 30, 2019, respectively.

The operating cash outflows for the operating lease liabilities were $0.3 million for the six months ended June 30, 2019. As of June 30, 2019, the weighted-average remaining lease term and weighted-average discount rate were 3.7 years and 9.15%, respectively.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements In some cases, forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to, among other things, our future plans, objectives, expectations, intentions, the potential for our programs, the timing of our clinical trials and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q in Part II, Item 1A — “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this Quarterly Report on Form 10-Q, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We are a late-stage biopharmaceutical company focused on the development and commercialization of well-characterized drugs for life-threatening, rare and ultra-rare diseases with high unmet medical needs and no approved therapies. We have reported positive proof-of-concept clinical results across all of our four programs, with first-in-class drugs that are advancing towards submissions for regulatory approvals in Phase 3 clinical development, or advancing towards Phase 3 clinical development.

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

Our lead program is in Phase 3, developing lonafarnib, a first-in-class prenylation inhibitor for the treatment of Hepatitis Delta Virus (HDV) infection. The pivotal Phase 3 D-LIVR study (n=400, anticipated enrollment) is ongoing, and enrolling patients across twenty countries and over one hundred sites. The study has potential to generate data for two lonafarnib-based ritonavir-boosted regiments for approval. An all-oral arm of lonafarnib boosted with ritonavir and a combination arm of lonafarnib boosted with ritonavir combined with pegylated interferon-alfa-2a will each be compared to placebo. We are also developing lonafarnib for treatment of progeria and progeroid laminopathies, with plans to submit a New Drug Application (NDA) and Marketing Authorization Application (MAA) in the fourth quarter of 2019. Progeria, also known as Hutchinson-Gilford Progeria Syndrome (HGPS), is an ultra-rare and rapidly fatal genetic condition of accelerated aging in children.

Peginterferon lambda, or Lambda, is our second program treating HDV. Lambda is a well-characterized, late-stage, first in class, type III interferon. We previously reported Phase 2 LIMT (Lambda mono therapy) study results (n=33) that demonstrated a 36% durable virologic response at 24 weeks post-treatment. We are planning for an End of Phase 2 meeting with the U.S. Food and Drug Administration (FDA) for Lambda in HDV based on the LIMT data. In addition, we expect Phase 2 LIFT (Lambda combination therapy with lonafarnib boosted by ritonavir) end-of-treatment study results in HDV in fourth quarter 2019.

We are developing Avexitide, a well-characterized peptide, as a treatment for post-bariatric hypoglycemia (PBH). PBH is a debilitating and potentially life-threatening condition for which there is currently no approved therapy. We have completed four clinical studies demonstrating clinical proof of concept in 54 patients suffering from severe, refractory PBH, and expect to have FDA guidance in 2019.

We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception, and we do not anticipate that we will achieve profitability in the near term. Our net losses were $34.7 million and $18.7 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $205.9 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to incur significant expenses and increasing operating losses for at least the next several years as we initiate and continue the clinical development of, and seek regulatory approval for, and potentially commercialize our product candidates and add personnel necessary to operate as a public company with an advanced clinical candidate pipeline of products. In addition, we will incur costs for additional personnel and upgrades to our information technology systems as we transition from an emerging growth company. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve regulatory approval.

Recent Developments

Orphan Drug Designation Grated for Lonafarnib in Progeroid Laminopathies

The FDA has granted orphan designation for lonafarnib in Progeroid Laminopathies. This is in addition to the previously received orphan designation for lonafarnib in Hutchinson-Gilford Progeria Syndrome (HGPS or Progeria).

Breakthrough Therapy Designation Granted by FDA for Avexitide for Treatment of Post-Bariatric Hypoglycemia (PBH) -- Third Eiger Pipeline Program Granted Breakthrough Therapy Designation

On June 17, 2019, we announced that the Food and Drug Administration (FDA) granted Breakthrough Therapy Designation for Avexitide for the treatment of PBH. FDA Breakthrough Therapy Designation involves a fast track development and FDA review process with guidance designed to expedite the development and review of medicines intended to treat serious or life-threatening diseases.  PBH is a chronic condition occurring in post-bariatric surgical patients leading to dangerously low, postprandial blood glucose levels. Severe PBH episodes can result in altered mental status, loss of consciousness, seizures, and coma.  Due to increasing morbid obesity, the number of bariatric surgeries is increasing, leading to an increased number of patients suffering from PBH.  Avexitide is a targeted, first-in-class, GLP-1 antagonist in development for the treatment of PBH, a chronic, debilitating disorder for which there is no approved treatment.

Transition of Chief Operating Officer and Executive Medical Officer

On May 9, 2019, we announced that Dr. David Apelian would step down as the Company’s Chief Operating Officer and Executive Medical Officer, effective June 14, 2019, to become the Chief Executive Officer at a private biotech company.  Dr. Apelian will remain actively engaged with Eiger and will continue to serve on Eiger’s board of directors.

Eiger Completed Public Offering of Common Stock

On April 17, 2019, we completed an underwritten public offering of 5,175,000 shares of our common stock, including 675,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock, at a price of $11.00 per share. The offering was made under Eiger’s effective shelf registration statement and resulted in net proceeds to the Company of approximately $53.2 million, after deducting underwriting discounts and commissions and offering expenses.

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

The largest component of our operating expenses has historically been the investment in contract manufacturing arrangements, clinical trial material related costs and research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product candidates:
Lonafarnib HDV	$7,036	$2,663	$15,189	$3,806
Progeria	2,416	38	4,778	44
Avexitide	1,198	654	1,365	1,343
Lambda HDV	322	566	542	1,089
Ubenimex PAH (terminated in January 2018)	—	495	—	1,428
Ubenimex Lymphedema (terminated in October 2018)	—	340	—	793
Internal research and development costs	1,964	1,616	3,930	3,381
Total research and development expense	$12,936	$6,372	$25,804	$11,884

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,		$	%
	2019	2018	Change	Change
Operating expenses:
Research and development	$12,936	$6,372	$6,564	103%
General and administrative	4,225	3,237	988	31%
Total operating expenses	17,161	9,609	7,552	79%
Loss from operations	(17,161)	(9,609)	(7,552)
Interest expense	(869)	(495)	(374)	76%
Interest income	502	189	313	*
Other income (expense), net	1	—	1	*
Net loss	$(17,527)	$(9,915)	$(7,612)	77%

*Percentage not meaningful.

Research and development expenses

Research and development expenses increased by $6.5 million to $12.9 million for the three months ended June 30, 2019, from $6.4 million for the same period in 2018. The increase was primarily due to a $5.1 million increase in consulting fees and clinical expenditures due to increased program activity, a $1.0 million increase in licenses and other fees, and a $0.4 million increase in compensation and personnel related expenses for new hires to support clinical programs.

General and administrative expenses

General and administrative expenses increased by $1.0 million to $4.2 million for the three months ended June 30, 2019, from $3.2 million for the same period in 2018. The increase was primarily due to a $0.7 million increase in compensation and personnel related expenses, including stock-based compensation expense due to an increase in headcount, and a $0.3 million increase in outside professional services, including higher facilities and insurance expenses, to support our growth.

Interest expense

Interest expense increased by $0.4 million to $0.9 million for the three months ended June 30, 2019 from $0.5 million for the same period in 2018. Interest expense primarily increased due to the additional funds borrowed under the Oxford Loan in May and August 2018, and March 2019.

Interest income

Interest income increased by $0.3 million to $0.5 million for the three months ended June 30, 2019 from $0.2 million for the same period in 2018. The increase was primarily due to a higher invested cash balance.

Comparison of the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,		$	%
	2019	2018	Change	Change
Operating expenses:
Research and development	$25,804	$11,884	$13,920	117%
General and administrative	8,282	6,231	2,051	33%
Total operating expenses	34,086	18,115	15,971	88%
Loss from operations	(34,086)	(18,115)	(15,971)
Interest expense	(1,634)	(893)	(741)	83%
Interest income	1,013	283	730	*
Other expense, net	(9)	(21)	12	(57)%
Net loss	$(34,716)	$(18,746)	$(15,970)	85%

*Percentage not meaningful.

Research and development expenses

Research and development expenses increased by $13.9 million to $25.8 million for the six months ended June 30, 2019, from $11.9 million for the same period in 2018. The increase was primarily due to a $12.3 million increase in consulting fees and clinical expenditures due to increased program activity, a $1.0 million increase in licenses and other fees, and a $0.6 million increase in compensation and personnel related expenses for new hires to support clinical program.

General and administrative expenses

General and administrative expenses increased by $2.1 million to $8.3 million for the six months ended June 30, 2019, from $6.2 million for the same period in 2018. The increase was primarily due to a $1.1 million increase in compensation and personnel related expenses, including stock-based compensation expense due to an increase in headcount, and a $1.0 million increase in outside professional services, including higher facilities and insurance expenses, to support our growth.

Interest expense

Interest expense increased by $0.7 million to $1.6 million for the six months ended June 30, 2019 from $0.9 million for the same period in 2018. Interest expense primarily increased due to the additional funds borrowed under the Oxford Loan in May and August 2018, and March 2019.

Interest income

Interest income increased by $0.7 million to $1.0 million for the six months ended June 30, 2019 from $0.3 million for the same period in 2018. The increase was primarily due to a higher invested cash balance.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2019, we had $58.4 million of cash and cash equivalents, $66.9 million of debt securities available-for-sale and an accumulated deficit of $205.9 million. We believe that the currently available resources will be sufficient to fund our operations for at least the next 12 months following the issuance date of these unaudited condensed consolidated financial statements. However, if our anticipated operating results are not achieved in future periods, we believe that planned expenditures may need to be reduced or we would be required to raise funding in order to fund our operations.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(34,052)	$(16,462)
Net cash used in investing activities	(26,216)	(30,405)
Net cash provided by financing activities	57,427	48,155
Net (decrease) increase in cash and cash equivalents	$(2,841)	$1,288

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2019 was $34.1 million, which primarily consisted of a net loss of $34.7 million and amortization of the debt securities discount of $0.2 million, partially offset by stock-based compensation expense of $2.7 million, non-cash interest expense of $0.4 million and amortization of operating lease right-of-use assets of $0.2 million. Additionally, cash used in operating activities reflected changes in net operating assets of $2.5 million mainly due to an increase of $2.2 million in other assets primarily related to long term deposits with IQVIA, an increase of $1.5 million in prepaid expenses and other current assets primarily due to the timing of payments, partially offset by an increase of $1.4 million in accounts payable and accrued liabilities due to the timing of payments.

Cash used in operating activities for the six months ended June 30, 2018 was $16.5 million, which primarily consisted of a net loss of $18.7 million, partially offset by stock-based compensation expense of $2.3 million and non-cash interest expense of $0.2 million. Additionally, cash used in operating activities reflected changes in net operating assets of $0.2 million primarily due to a $0.9 million decrease in accrued liabilities, a $0.8 million increase in prepaid expenses and other current assets, partially offset by a $1.4 million increase in accounts payable and other long-term liabilities.

Cash flows from investing activities

Cash used in investing activities was $26.2 million for the six months ended June 30, 2019 consisted of $60.2 million purchases of debt securities, which was partially offset by $34.1 million proceeds from maturities of debt securities.

Cash used in investing activities was $30.4 million for the six months ended June 30, 2018 consisted of $40.1 million purchases of debt securities, which was partially offset by $9.8 million proceeds from maturities of debt securities.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2019 consisted of $53.2 million of net proceeds from the issuance of common stock upon public offering, $6.6 million of net proceeds from additional borrowings in connection with the Amended Oxford Loan and $0.2 million of proceeds from the issuance of common stock upon stock option exercises and ESPP purchase, partially offset by $2.6 million in payments of principal and fees associated with the Oxford Loan.

Cash provided by financing activities for the six months ended June 30, 2018 consisted of $42.9 million of net proceeds from the issuance of common stock upon public offering, $5.0 million of net proceeds from borrowings in connection with the Oxford Loan, and $0.3 million of proceeds from the issuance of common stock upon stock option exercises.

Contractual Obligations and Other Commitments

Our contractual obligations as of June 30, 2019 have not changed from what we presented in our 2018 10-K for the year ended December 31, 2018.

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

As of June 30, 2019, we had market risk exposure related to our cash and cash equivalents. We had cash and cash equivalents of $58.4 million and $66.9 million of debt securities available-for-sale. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.

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

We carry out some of our clinical development and supportive activities in foreign countries and payments may be due in foreign currencies. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the three and six months ended June 30, 2019.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, and in our other public filings. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of the Annual Report for the year ended December 31, 2018.

Risks Related to our Financial Condition, Integration and Capital Requirements

We have incurred losses since our inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the six months ended June 30, 2019 and 2018, we reported a net loss of $34.7 million and $18.7 million, respectively. As of June 30, 2019, we had an accumulated deficit of $205.9 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including manufacturing of clinical supplies, conducting clinical studies and providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and debt facilities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect losses to increase as we submit an NDA and MAA for regulatory approval for lonafarnib in Progeria and Progeroid Laminopathies and advance our clinical development programs in various clinical studies. In particular, at our meetings with the FDA throughout 2018, the FDA confirmed that we could submit an NDA for lonafarnib for the Progeria and Progeroid Laminopathies indications and additionally conduct a single, 400 patient pivotal study to support the submission of an NDA for lonafarnib for use in a hepatitis D virus indication. We may need significant additional resources in order to aggressively move lonafarnib forward successfully based on the discussions with the FDA. It may be several years, if ever, before we complete pivotal clinical studies and have a product candidate approved for commercialization. We expect to invest significant funds into our clinical candidates to advance these compounds to potential regulatory approval.

If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. Even if we obtain adequate market share for our product candidates, because the potential markets in which our product candidates may ultimately receive regulatory approval could be very small, we may never become profitable despite obtaining such market share and acceptance of our products. For example, if we receive approval for lonafarnib in the Progeria and Progeroid Laminopathies indications, we have agreed with The Progeria Research Foundation to make available lonafarnib to Hutchinson-Gilford progeria syndrome (HGPS or Progeria) and Progeroid Laminopathies patients.

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

We have no products approved for commercialization and have never generated any revenue. Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product candidates. We do not anticipate generating significant revenue from product sales for the foreseeable future. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:

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

•	marketing, launching and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;
•	gaining market acceptance of our product candidates as treatment options;
•	addressing any competing products;
•	protecting and enforcing our intellectual property rights, including patents, trade secrets, and know-how;
•	negotiating favorable terms in and maintaining any collaboration, licensing, or other arrangements into which we may enter;
•	obtaining reimbursement or pricing for our product candidates that supports profitability; and
•	attracting, hiring, and retaining qualified personnel.

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

To the extent that we raise additional capital through the sale of equity, debt or other securities convertible into equity, your ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder such as the Loan and Security Agreement we entered into with Oxford Finance LLC, or Oxford Finance, in December 2016, or the Oxford Loan. The Oxford Loan was a $25.0 million debt financing arrangement with Oxford Finance wherein we borrowed the first tranche of $15.0 million upon closing of the debt financing in December 2016. In May 2018, we entered into an amendment to the Oxford Loan and borrowed $5.0 million, or, as amended the Oxford Loan. In August 2018, we drew the final $5.0 million upon achievement of certain clinical milestones. In March 2019, we entered into the third amendment to the Oxford Loan to refinance our outstanding principal balance of $23.3 million. Upon refinancing, the Oxford Loan was increased to $35.0 million in aggregate commitments, of which $30.0 million in principal is outstanding. The Oxford Loan is secured by perfected first priority liens on the Company's assets, excluding intellectual property but including a commitment by the Company to not allow any liens to be placed upon such intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency.

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

To date, we have invested substantially all of our efforts and financial resources to identify, acquire, and develop our portfolio of product candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more of these product candidates. We plan to submit an NDA and MAA for lonafarnib in Progeria and Progeroid Laminopathies in 2019. We currently generate no revenue from sales of any drugs, and we may never be able to develop or commercialize a product candidate. In addition, to the extent that we receive regulatory approval for lonafarnib in Progeria and Progeroid Laminopathies, we expect our commitment to provide access for patients with Progeria and Progeroid Laminopathies for no or minimal cost to those patients to result in a loss to us.

With respect to potential commercial products, we currently have one product candidate that is in Phase 3 clinical development and two development programs focused on two separate indications that have we believe have completed Phase 2 and are advancing towards Phase 3. It may be years before our studies are initiated and completed, if at all.

Our lonafarnib compound has received Rare Pediatric Disease, or RPD, designation from the FDA for the treatment of Progeria and Progeroid Laminopathies. The FDA defines a “rare pediatric disease” as a disease that affects fewer than 200,000 individuals in the U.S. primarily under the age of 18 years old. Under the FDA’s Rare Pediatric Disease Priority Review Voucher program, upon the approval of an NDA or a biologics license application, or BLA, for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Rare Pediatric Disease Priority Review Voucher that can be used to obtain priority review for a subsequent NDA or BLA. There is no assurance we will receive a Rare Pediatric Disease Priority Review Voucher or that it will result in a faster development process, review or approval for a subsequent marketing application. Further, this program has been subject to criticism, including by the FDA, and it is possible that even if we obtain approval for lonafarnib and qualify for such a Priority Review Voucher, the program may no longer be in effect at the time of approval. Also, although Priority Review Vouchers may be sold or transferred to third parties, there is no guaranty that we will be able to realize any value if we were to sell a Priority Review Voucher.

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

Our business strategy is based upon obtaining and maintaining Orphan Drug designation for our product candidates, which is an uncertain process. The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are unable to obtain orphan drug designation or regulatory approval for our product candidates, our business would be substantially harmed.

Our approach to identifying and developing product candidates depends, in large part, on our ability to obtain and maintain orphan drug designation from regulatory authorities in major markets. Without the potential protection of this regulatory exclusivity upon approval, many of our product candidates would otherwise not justify investment. While we assess the potential for obtaining orphan drug designation at the time that we contemplate the acquisition of product candidates and we intend to timely file for such designation, there can be no assurance that we will obtain orphan drug designation or be able to successfully meet the regulatory requirements to maintain that designation with the planned clinical trials for our product candidates. Failure to obtain and maintain orphan drug designation would make our product candidates significantly less competitive and potentially not viable investments for further development. Although we currently have orphan drug designation for some of our product candidates in multiple targeted indications, failure to demonstrate significant benefit over existing approved drugs in pivotal clinical trials may lead to marketing approval but without qualifying for orphan drug protection in some regions, such as in Europe.

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

Our lonafarnib product candidate has been studied in thousands of oncology patients and the most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), weight loss, fatigue and rash. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies for other uses of lonafarnib in other indications, or in or our own clinical trials. Additionally, while we have a license to another farnesyltransferase inhibitor compound, tipifarnib, from Janssen Pharmaceutica, N.V., or Janssen, Janssen has granted rights of tipifarnib to Kura Oncology, Inc., or Kura, in oncology and negative results or undesirable side effects from Kura’s clinical trials for a compound with a similar mechanism of action may negatively impact the perception of lonafarnib for anti-viral indications. Undesirable side effects and negative results for other indications may negatively impact the development and potential for approval of our product candidates for our proposed indications.

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

Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. If our original marketing approval for a product candidate was obtained through an accelerated approval pathway, we could be required to conduct a successful post-marketing clinical study to confirm the clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

In addition, we do not currently have, nor do we plan to establish, the capability to manufacture product candidates for use in the conduct of our clinical studies or in support of our commercialization of potential products, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale without the use of third-party manufacturers. We plan to rely on third-party manufacturers and their responsibilities will include purchasing from third-party suppliers the materials necessary to produce our product candidates for our clinical studies and regulatory approval. There are expected to be a limited number of suppliers for the active ingredients and other materials that we expect to use to manufacture our product candidates, and we may not be able to identify alternative suppliers to prevent a possible disruption of the manufacture of our product candidates for our clinical studies, and, if approved, ultimately for commercial sale. Although we generally do not expect to begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete the study, any significant delay or discontinuity in the supply of a product candidate, or the active ingredient or other material components in the manufacture of the product candidate, could delay completion of our clinical studies and potential timing for regulatory approval of our product candidates, which would harm our business and results of operations.

With respect to our lonafarnib program, we procured an inventory of product from Merck to supply our initial clinical study needs. In 2016, we transferred the manufacturing of drug substance and drug product to our third-party contractors. These vendors have successfully made GMP batches for our clinical studies.

The material used for Lonafarnib HDV pivotal trails and Progeria clinical studies are sourced from Eiger controlled Contract Manufacturing Organizations, or CMOs. These same vendors are currently under development for commercial qualification.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications to the FDA or comparable foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Each of these risks could delay our clinical trials, the approval of any of our product candidates by the FDA or comparable foreign regulatory authorities or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue. In addition, we rely on third parties to perform release testing on our product candidates prior to delivery to patients. If these tests are not conducted appropriately and test data is not reliable, patients could be put at risk of serious harm and could result in product liability suits.

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

We focus our product development principally on treatments for rare and ultra-rare diseases. Given the small number of patients who have the diseases that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidate. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. For example, for lonafarnib and Lambda, HDV is associated with hepatitis B virus infection, which is a pre-requisite for the replication of HDV. Although we believe that the data are supportive of antiviral activity against HDV, there can be no assurance that our clinical trials will successfully address this condition. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Moreover, if lonafarnib receives regulatory approval for use in Progeria and Progeroid Laminopathies, we expect that the sales of lonafarnib to patients with Progeria and Progeroid Laminopathies will have limited profits.

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

Further, given our lack of prior experience in marketing and selling biopharmaceutical products, we may rely on future collaborators to commercialize our products. If collaborators do not commit sufficient resources to commercialize our future products and we are unable to develop the necessary marketing and sales capabilities on our own, we will be unable to generate sufficient product revenue to sustain or grow our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations, in particular in the markets our product candidates are intended to address. Without appropriate capabilities, whether directly or through third-party collaborators, we may be unable to compete successfully against these more established companies. In addition, we have established an expanded access program in order to make lonafarnib available for patients with Progeria and Progeroid Laminopathies, which requires additional resources and costs to support.

The commercial success of any of our current or future product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.

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

The pricing, coverage and reimbursement of our products must be sufficient to support our commercial efforts and other development programs and the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to be able to afford expensive treatments, particularly in orphan drug designated indications where the eligible patient population is small. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid for or reimbursed by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or government authorities, private health insurers, and other third-party payors. If coverage and reimbursement are not available, or are available only in limited amounts, we may have to subsidize or provide products for free or we may not be able to successfully commercialize our products. For example, lonafarnib for patients with Progeria and Progeroid Laminopathies provided under an expanded access program may not result in reimbursement.

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

Our business strategy is to focus on product candidates for which orphan drug designation may be obtained in the major markets of the world. In addition, we rely or will rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property related to our technologies and product candidates. For example, the portfolio of patents licensed from Merck expires before the anticipated launch date of lonafarnib. Our success depends in large part on our and our licensors’ ability to obtain regulatory exclusivity and maintain patent and other intellectual property protection in the United States and in other countries with respect to our proprietary technology and products.

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

Although we have licensed a number of patents covering methods of use and certain compositions of matter, we do not have complete patent protection for our product candidates. For example, the patent coverage for the lonafarnib composition of matter expires before the anticipated launch date. Likewise, most of the patents or applications covering products that we have licensed in from Stanford have limited protection outside of the United States. Therefore, a competitor could develop the same or similar product that may compete with our product candidate.

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

As of June 30, 2019, we had 22 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

International data protection laws, including, without limitation, the EU General Data Protection Regulation, or GDPR, that took effect in May 2018, and member state data protection legislation, may also apply to health-related and other personal information obtained outside of the United States. These laws impose strict obligations on the ability to process health-related and other personal information of data subjects in the EU, including in relation to use, collection, analysis, and transfer of such personal information. These laws include several requirements relating to obtaining the consent of the individuals to whom the personal data relates, limitations on data processing, establishing a legal basis for processing, notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, the security and confidentiality of the personal data and various rights that data subjects may exercise.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. Some of the provisions of the Affordable Care Act have yet to be fully implemented, and since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.  In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain mandated fees under the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products For example, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation could result in significant changes to the health care system, which may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates, or additional pricing pressures.

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

We have conducted in the past and are currently conducting clinical trials in the United States, Canada, Australia, Turkey, Germany, Pakistan, New Zealand, Mongolia, Spain, France, Bulgaria, Romania, Taiwan, Sweden, Italy, Belgium, Switzerland, United Kingdom, Greece, Moldova, and Israel, and accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. Emerging regions, such as Eastern Europe, Latin America, Asia, and Africa, as well as more developed markets, such as the United Kingdom, France, Germany, and Australia, provide clinical study opportunities for us. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, both Turkey and Pakistan are key regions for clinical activity relating to Hepatitis Delta, and further outbreaks of violence and political instability in the region could disrupt our clinical operations or otherwise limit our ability to access or conduct clinical studies in those regions. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our financial results.

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

If existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. Certain of our existing stockholders, including Adage Capital Management, L.P. and Vivo Capital, LLC and their respective affiliated entities, own substantial ownership interest in our common stock and any decision to sell a significant number of shares may negatively impact the price of our common stock.

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

Eiger BioPharmaceuticals, Inc.

Date: August 8, 2019	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: August 8, 2019	By:	/s/ Sriram Ryali
Sriram Ryali
Chief Financial Officer
(Principal Financial Officer)