Form 10-Q
period 2019-09-30
Eiger BioPharmaceuticals, Inc.
filed 2019-11-07
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 4, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 24,495,047.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,406	$61,262
Debt securities, available-for-sale	90,545	39,091
Prepaid expenses and other current assets	4,459	1,492
Total current assets	114,410	101,845
Property and equipment, net	538	167
Operating lease right-of-use assets	1,659	—
Other assets	3,388	436
Total assets	$119,995	$102,448
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,057	$5,830
Accrued liabilities	7,222	4,194
Current portion of operating lease liabilities	466	—
Total current liabilities	16,745	10,024
Long-term debt, net	30,202	25,620
Operating lease liabilities	1,389	—
Other long-term liabilities	—	212
Total liabilities	48,336	35,856
Stockholders’ equity:
Common stock	24	19
Additional paid-in capital	296,121	237,795
Accumulated other comprehensive income (loss)	43	(25)
Accumulated deficit	(224,529)	(171,197)
Total stockholders’ equity	71,659	66,592
Total liabilities and stockholders’ equity	$119,995	$102,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$14,059	$13,196	$39,863	$25,080
General and administrative	4,247	3,643	12,529	9,874
Total operating expenses	18,306	16,839	52,392	34,954
Loss from operations	(18,306)	(16,839)	(52,392)	(34,954)
Interest expense	(884)	(681)	(2,518)	(1,574)
Interest income	585	371	1,598	654
Other (expense) income, net	(11)	5	(20)	(16)
Net loss	$(18,616)	$(17,144)	$(53,332)	$(35,890)
Net loss per common share, basic and diluted	$(0.76)	$(1.20)	$(2.40)	$(2.92)
Weighted-average common shares outstanding, basic and diluted	24,437,451	14,255,843	22,261,715	12,290,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(18,616)	$(17,144)	$(53,332)	$(35,890)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale debt securities, net	38	8	68	(3)
Comprehensive loss	$(18,578)	$(17,136)	$(53,264)	$(35,893)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	19,211,759	$19	$237,795	$(25)	$(171,197)	$66,592
Issuance of common stock upon exercise of stock options	41,546	—	65	—	—	65
Vesting of common stock issued under Product Development Agreement	—	—	56	—	—	56
Issuance of common stock upon ESPP purchase	7,138	—	59	—	—	59
Stock-based compensation expense	—	—	1,195	—	—	1,195
Unrealized gain on debt securities, net	—	—	—	30	—	30
Net loss	—	—	—	—	(17,189)	(17,189)
Balance at March 31, 2019	19,260,443	19	239,170	5	(188,386)	50,808
Issuance of common stock upon exercise of stock options	10,304	—	62	—	—	62
Vesting of common stock issued under Product Development Agreement	—	—	55	—	—	55
Issuance of common stock upon public offering, net of $3,731 of issuance costs	5,175,000	5	53,189	—	—	53,194
Stock-based compensation expense	—	—	1,487	—	—	1,487
Net loss	—	—	—	—	(17,527)	(17,527)
Balance at June 30, 2019	24,445,747	24	293,963	5	(205,913)	88,079
Issuance of common stock upon exercise of stock options	39,875	—	379	—	—	379
Vesting of common stock issued under Product Development Agreement	—	—	59	—	—	59
Issuance of common stock upon ESPP purchase	8,563	—	71	—	—	71
Stock-based compensation expense	—	—	1,649	—	—	1,649
Unrealized gain on debt securities, net	—	—	—	38	—	38
Net loss	—	—	—	—	(18,616)	(18,616)
Balance at September 30, 2019	24,494,185	$24	$296,121	$43	$(224,529)	$71,659

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	10,526,599	$11	$141,320	$(3)	$(118,806)	$22,522
Issuance of common stock upon ESPP purchase	9,522	—	34	—	—	34
Stock-based compensation expense	—	—	1,003	—	—	1,003
Unrealized gain on debt securities, net	—	—	—	3	—	3
Net loss	—	—	—	—	(8,831)	(8,831)
Balance at March 31, 2018	10,536,121	11	142,357	—	(127,637)	14,731
Issuance of common stock upon exercise of stock options	28,151	—	268	—	—	268
Issuance of common stock upon public offering, net of $3,110 of issuance costs	3,680,000	3	42,887	—	—	42,890
Stock-based compensation expense	—	—	1,321	—	—	1,321
Unrealized loss on debt securities, net	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(9,915)	(9,915)
Balance at June 30, 2018	14,244,272	14	186,833	(14)	(137,552)	49,281
Issuance of common stock issued under Product Development Agreement	115,526	—	361	—	—	361
Issuance of common stock upon exercise of stock options	11,629	—	27	—	—	27
Issuance of common stock upon ESPP purchase	7,986	—	62	—	—	62
Stock-based compensation	—	—	1,172	—	—	1,172
Unrealized gain on debt securities, net	—	—	—	8	—	8
Net loss	—	—	—	—	(17,144)	(17,144)
Balance at September 30, 2018	14,379,413	$14	$188,455	$(6)	$(154,696)	$33,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net loss	$(53,332)	$(35,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41	34
Amortization of debt securities discounts	(390)	(257)
Non-cash interest expense	535	393
Amortization of operating lease right-of-use assets	299	—
Common stock issued under Product Development Agreement	170	361
Stock-based compensation	4,331	3,496
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(2,967)	(1,152)
Other assets	(2,952)	(77)
Accounts payable	3,178	3,334
Accrued liabilities	2,759	(625)
Operating lease liabilities	(315)	—
Other long-term liabilities	—	214
Net cash used in operating activities	(48,643)	(30,169)
Investing activities
Purchase of debt securities available-for-sale	(96,267)	(52,265)
Proceeds from maturities of debt securities available-for-sale	45,271	14,250
Purchase of property and equipment	(94)	(140)
Net cash used in investing activities	(51,090)	(38,155)
Financing activities
Proceeds from issuance of common stock upon public offering, net of issuance costs	53,194	42,890
Proceeds from borrowings in connection with term loan, net of issuance costs	6,627	9,935
Repayment of accrued exit fee and second amendment fee	(913)	—
Repayment of term loan	(1,667)	—
Proceeds from issuance of common stock upon stock option exercises	506	295
Proceeds from issuance of common stock upon ESPP purchase	130	96
Net cash provided by financing activities	57,877	53,216
Net decrease in cash and cash equivalents	(41,856)	(15,108)
Cash and cash equivalents at beginning of period	61,262	32,035
Cash and cash equivalents at end of period	$19,406	$16,927

Supplemental disclosure of cash flow information:
Interest paid	$1,944	$1,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Eiger BioPharmaceuticals, Inc. (the “Company” or “Eiger”) was incorporated in the State of Delaware on November 6, 2008. Eiger is a late-stage biopharmaceutical company focused on the development and commercialization of well-characterized drugs for life-threatening, rare and ultra-rare diseases with high unmet medical needs and no approved therapies. Eiger has reported positive proof-of-concept clinical results in four programs: lonafarnib monotherapy, lonafarnib boosted with ritonavir, peginterferon lambda monotherapy and in combination with lonafarnib boosted with ritonavir, and avexitide, all with first-in-class drugs, now advancing into submission for regulatory approvals or Phase 3 clinical development.

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

Eiger’s lead program is in Phase 3, developing lonafarnib, a first-in-class prenylation inhibitor, boosted with ritonavir, for the treatment of Hepatitis Delta Virus (“HDV”) infection, the most severe form of human viral hepatitis for which there is currently no approved therapy. The Company is also developing lonafarnib monotherapy for treatment of Progeria and Progeroid Laminopathies. Progeria, also known as Hutchinson-Gilford Progeria Syndrome (“HGPS”), and Progeroid Laminopathies, are ultra-rare and rapidly fatal genetic conditions of accelerated aging in children. Peginterferon lambda (“lambda”) is the Company’s second program treating HDV. Lambda is a well-characterized, late-stage, first in class, type III interferon. The Company is developing avexitide, a well-characterized peptide, as a treatment for post-bariatric hypoglycemia (“PBH”). PBH is a debilitating and potentially life-threatening condition for which there is currently no approved therapy. Avexitide has also demonstrated clinical proof of concept for treatment of Congenital Hyperinsulinism (“CHI”), an ultra-rare pediatric metabolic disorder.

The Company’s principal operations are based in Palo Alto, California, and it operates in one segment.

Liquidity

As of September 30, 2019, the Company had $109.9 million of cash, cash equivalents and investments, comprised of $19.4 million of cash and cash equivalents and $90.5 million of debt securities available-for-sale. The Company had an accumulated deficit of $224.5 million and negative cash flows from operating activities as of September 30, 2019. The Company expects to continue to incur losses for the next several years.

On April 17, 2019, the Company completed an underwritten public offering of 5,175,000 shares of its common stock, including 675,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock, at a price of $11.00 per share. The offering was made under Eiger’s effective shelf registration statement and resulted in net proceeds to the Company of $53.2 million, after deducting underwriting discounts and commissions and offering expenses.

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

Debt Securities

Short-term securities consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of acquisition. All short-term securities are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss). The cost of available-for-sale securities sold is based on the specific-identification method. Realized gains and losses on the sale of debt securities are determined using the specific-identification method and recorded in other (expense) income, net on the accompanying unaudited condensed consolidated statements of operations.

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

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Options to purchase common stock	2,862,520	2,079,497	2,862,520	2,079,497
Warrants to purchase common stock	—	10,180	—	10,180
Total	2,862,520	2,089,677	2,862,520	2,089,677

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

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. Additionally, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The standard is effective for fiscal years and interim periods beginning after December 15, 2019. Early adoption is permitted for all periods beginning after December 15, 2018. In October 2019, the FASB proposed a deferral of the effective date for all entities, except public companies that are not smaller reporting companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This proposal has not been finalized as of the date of this report. When finalized, the Company plans to adopt the standard on January 1, 2023. The Company does not plan to early adopt and is currently in the process of evaluating the impact the standard will have on its consolidated financial statements.

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

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). At September 30, 2019 and December 31, 2018, the carrying amount of prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimate fair value due to their relatively short maturities. Management believes the terms of long-term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s debt securities consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of September 30, 2019 and December 31, 2018.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$15,475	$—	$—	$15,475
Corporate debt securities	—	17,639	—	17,639
Commercial paper	—	17,415	—	17,415
U.S. treasury bills	—	10,985	—	10,985
U.S. government bonds	—	44,506	—	44,506
Total	$15,475	$90,545	$—	$106,020

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$45,441	$—	$—	$45,441
Corporate debt securities	—	23,474	—	23,474
Commercial paper	—	15,617	—	15,617
Total	$45,441	$39,091	$—	$84,532

There were no financial liabilities as of September 30, 2019 and December 31, 2018.

The following tables summarize the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses (in thousands):

	September 30, 2019
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$15,475	$—	$—	$15,475
Total cash equivalents	$15,475	$—	$—	$15,475
Debt securities:
Corporate debt securities	$17,628	$12	$(1)	$17,639
Commercial paper	17,415	—	—	17,415
U.S. treasury bills	10,982	3	—	10,985
U.S. government bonds	44,477	29	—	44,506
Total debt securities	$90,502	$44	$(1)	$90,545

	December 31, 2018
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$45,441	$—	$—	$45,441
Total cash equivalents	$45,441	$—	$—	$45,441
Debt securities:
Corporate debt securities	$23,489	$1	$(16)	$23,474
Commercial paper	15,627	—	(10)	15,617
Total debt securities	$39,116	$1	$(26)	$39,091

As of December 31, 2018 and September 30, 2019, the contractual maturity of the available-for-sale debt securities is less than one year. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the nine months ended September 30, 2019, the Company did not recognize any other-than-temporary impairment losses. All debt securities with unrealized losses have been in a loss position for less than twelve months.

4.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Contract research costs	$3,992	$2,191
Contract manufacturing costs	1,532	—
Compensation and related benefits	1,407	1,705
Consulting costs	184	258
Franchise tax	70	40
Other	37	—
Total accrued liabilities	$7,222	$4,194

5.	License and Product Development Agreements

Product Development Agreement

On August 11, 2018, the Company entered into a Product Development Agreement and a First Project Agreement (the “Product Agreements”) with RRD International, LLC, pursuant to which the Company will receive development program support services for its HDV program. The services are to be provided from July 1, 2018 through the completion of the Phase 3 Clinical Study Reports and the subsequent NDA filing. As consideration, the Company has committed to pay fees of approximately $10.0 million in cash and stock over four years, including approximately $0.8 million for expert consultant fees and pass through costs to vendors, plus certain incentive-based regulatory milestone fees up to $1.0 million. In January 2019, the Company entered into the first amendment to the Product Agreements, which increased the Product Agreements’ fees by $1.0 million. As part of the aggregate payment, the Company issued 115,526 shares of common stock subject to quarterly vesting requirements related to successful performance of the services and achievement of a budget timeline set forth in the Product Agreements. The Product Agreements can be terminated by either party due to material breach or by the Company without cause with 90 days prior written notice. For the three and nine months ended September 30, 2019, the Company recognized research and development expense of $0.1 million and $0.2 million, respectively, related to the shares issued under the Product Agreements.

License Agreement with the Trustees of the University of Pennsylvania and the Children’s Hospital of Pennsylvania

In May 2019, the Company entered into a license agreement (the “UPenn/CHOP Agreement”) with the Trustees of the University of Pennsylvania (“UPenn”) and the Children’s Hospital of Pennsylvania (“CHOP”), under which the Company obtained an exclusive, royalty-bearing, worldwide license to develop, manufacture and sell certain Glucagon Like Peptide-1 (“GLP-1”) receptor antagonist(s) products to treat all human and animal conditions. The Company also obtained an exclusive, royalty-bearing, sublicenseable, worldwide license to certain data developed by CHOP. The Company is responsible for the development and commercialization of the licensed products at its sole cost and expense.

As part of the consideration for the rights granted to the Company under the UPenn/CHOP Agreement, the Company paid UPenn a one-time, non-refundable issue fee of $1.0 million, which is recorded in research and development expenses for the nine months ended September 30, 2019. In addition, the Company is obligated to pay UPenn a specified annual license maintenance fee up to $2.5 million in certain regulatory milestones, and up to $18.0 million in commercial milestones. The Company will also be required to pay UPenn a flat royalty in the low-single digits on net sales of all licensed products by the Company, subject to specified reductions and offsets, and specified minimum annual royalty payments. The Company’s obligation to pay royalties expires on a product-by-product and country-by-country basis, on the later of: (i) the expiration of the last valid claim in the licensed patents in any country, or (ii) the tenth anniversary of the first commercial sale of the product in such country. No milestones have been achieved as of September 30, 2019.

The Company may terminate the UPenn/CHOP Agreement in its entirety for any reason by providing prior written notice to UPenn and CHOP. UPenn or CHOP may terminate the UPenn/CHOP Agreement, upon a written notice, for the Company’s failure to achieve the specified diligence milestones within the specified periods, subject to the Company’s extension rights.

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

The refinancing of the term loan did not have a material impact on terms, conditions, representations, warranties, covenants or agreements set forth in the Oxford Loan. The loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If the Company is unable to comply with these covenants or if the Company defaults on any portion of the outstanding borrowings, the lenders can also impose a 5.0% penalty and restrict access to additional borrowings under the loan and security agreement. The Company was in compliance with the terms under the loan as of September 30, 2019 and December 31, 2018.

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

The Company accounts for the amortization of the debt discount utilizing the effective interest method. Long-term debt and unamortized discount balances are as follows (in thousands):

	September 30,	December 31,
	2019	2018
Face value of long-term debt	$30,000	$25,000
Exit fee	3,277	1,960
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(3,075)	(1,340)
Long-term debt, net	$30,202	$25,620

7.	Stock-Based Compensation

The following table summarizes stock option activity under the Company’s stock-based compensation plan during the nine months ended September 30, 2019 (in thousands, except option and share data):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	755,337	1,996,211	$11.80	7.54	$2,347
Additional options authorized	960,588	—
Granted	(1,079,750)	1,079,750	$12.93
Exercised	—	(91,725)	$6.33
Canceled and forfeited	121,716	(121,716)	$20.46
Outstanding as of September 30, 2019	757,891	2,862,520	$12.03	7.94	$2,044
Vested and exercisable as of September 30, 2019		1,337,773	$11.86	6.86	$1,645

During the three and nine months ended September 30, 2019, the Company granted stock options for 217,000 and 1,079,750 shares, respectively. The weighted-average grant date fair value of these options was $7.18 and $9.01 for the three and nine months ended September 30, 2019, respectively. During the nine months ended September 30, 2018, the Company granted its employees stock options for 799,500 shares at a weighted-average grant date fair value of $7.50. There were no options granted during the three months ended September 30, 2018.

The Company records stock-based compensation of stock options granted by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizes the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected term (in years)	6.02-6.08	—	5.27-6.08	5.27-6.08
Contractual term (in years)	—	—	10.00	10.00
Volatility	74.19%-75.70%	—	74.19%-83.19%	84.00%-84.50%
Risk free interest rate	1.42%-1.90%	—	1.42%-2.57%	2.35%-2.68%
Dividend yield	—	—	—	—

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$559	$344	$1,366	$1,138
General and administrative	1,090	828	2,965	2,358
Total	$1,649	$1,172	$4,331	$3,496

As of September 30, 2019, the total unrecognized compensation expense related to unvested options was $12.5 million, which the Company expects to recognize over an estimated weighted average period of 2.8 years.

8.	Income Taxes

The Company did not record tax expense for the three and nine months ended September 30, 2019 and 2018 due to the Company’s loss position and full valuation allowance.

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

The maturity of the Company’s operating lease liabilities as of September 30, 2019 and future minimum lease payments as of December 31, 2018 were as follows (in thousands):

Undiscounted lease payments	September 30, 2019	December 31, 2018
2019	$151	$593
2020	616	610
2021	633	629
2022	647	647
2023	109	109
Total undiscounted payments	2,156	$2,588
Less: imputed interest	301
Present value of future lease payments	1,855
Less: current portion of operating lease liabilities	466
Operating lease liabilities	$1,389

Rent expense recognized for the Company’s operating leases was $0.1 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $0.4 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for the operating leases were $21,400 and $0.1 million for the three and nine months ended September 30, 2019, respectively.

The operating cash outflows for the operating lease liabilities were $0.5 million for the nine months ended September 30, 2019. As of September 30, 2019, the weighted-average remaining lease term and weighted-average discount rate were 3.4 years and 9.15%, respectively.

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

Overview

We are a late-stage biopharmaceutical company focused on the development and commercialization of well-characterized drugs for serious, rare and ultra-rare diseases with high unmet medical needs and no approved therapies. We have reported positive proof-of-concept clinical results across all of our four programs, with first-in-class drugs that are advancing towards submissions for regulatory approvals, in Phase 3 clinical development, or advancing towards Phase 3 clinical development. Each one of our four programs have Breakthrough Therapy Designation.

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

Our lead program is in Phase 3, developing lonafarnib, a first-in-class prenylation inhibitor, boosted with ritonavir, for the treatment of Hepatitis Delta Virus (“HDV”) infection, the most severe form of human viral hepatitis, for which there is currently no approved therapy. The pivotal Phase 3 D-LIVR study (n=400, anticipated enrollment) is ongoing and enrolling patients. The study spans twenty countries and over one hundred sites, and has potential to generate data for two lonafarnib-based ritonavir-boosted regimens for approval. An all-oral arm of lonafarnib boosted with ritonavir and a combination arm of lonafarnib boosted with ritonavir combined with pegylated interferon-alfa-2a will each be compared to placebo. We are also developing lonafarnib monotherapy for treatment of Progeria and Progeroid Laminopathies. We plan to submit a New Drug Application (“NDA”) by year-end 2019, followed by a Marketing Authorization Application (“MAA”) in the first quarter 2020. Progeria, also known as Hutchinson-Gilford Progeria Syndrome (“HGPS”), and Progeroid Laminopathies, are ultra-rare and rapidly fatal genetic conditions of accelerated aging in children.

Peginterferon lambda (“lambda”) is our second program treating HDV. Lambda is a well-characterized, late-stage, first in class, type III interferon. We previously reported Phase 2 LIMT (lambda mono therapy) study results (n=33) that demonstrated a 36% durable virologic response at 24 weeks post-treatment. We are planning for an End of Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”) for Lambda in HDV based on the LIMT data in the first quarter of 2020. In addition, Phase 2 LIFT (n=26) interim end of treatment (“Week 24”) study results in HDV will be presented as a late-breaker oral presentation for the Liver Meeting, organized by the American Association for the Study of Liver Disease (“AASLD”) in Boston on November 12, 2019. In the LIFT study, HDV patients were treated with a combination of our two proprietary products, Lambda and lonafarnib boosted by ritonavir. The results indicate that >50% of patients were HDV RNA undetectable or below limit of quantitation (“BLOQ”) at Week 24 and 95% of patients achieved the primary end point of >2 log decline in HDV RNA at Week 24. Adverse events were mostly mild to moderate.

We are developing avexitide, a well-characterized peptide, as a treatment for post-bariatric hypoglycemia (“PBH”). PBH is a debilitating and potentially life-threatening condition for which there is currently no approved therapy. We have completed four clinical studies demonstrating proof of concept in 54 patients suffering from severe, refractory PBH, and expects to have FDA guidance on a potential Phase 3 trial by year-end 2019.

Avexitide has also demonstrated proof of concept for treatment of Congenital Hyperinsulinism (“CHI”), an ultra-rare pediatric metabolic genetic disorder.

We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception, and we do not anticipate that we will achieve profitability in the near term. Our net losses were $53.3 million and $35.9 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $224.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Recent Developments

Lonafarnib for Treatment of Progeria

Successful Pre-NDA and Pre-MAA Meetings with FDA and the European Medicines Agency (“EMA”), respectively, for Lonafarnib for Treatment of Progeria and Progeroid Laminopathies

On October 8, 2019, we concluded a pre-NDA meeting with the FDA , and on July 19, 2019, we concluded an MAA pre-submission meeting with the EMA. The objectives of the meetings were to discuss the proposed regulatory submissions for lonafarnib for treatment of Progeria and Progeroid Laminopathies and to confirm clinical, non-clinical, and chemistry, manufacturing, and controls (“CMC”) requirements for the submissions. We submitted briefing documents with a summary of the data package being prepared for submission, including clinical safety and efficacy, non-clinical results, and other regulatory requirements. Based on feedback from both FDA and EMA, we believe our regulatory data package will be sufficient for NDA and MAA submissions, with acceptance of the final submission subject to each agency’s review of the complete package. We plan to submit the NDA by year-end 2019, followed by the MAA in first quarter 2020.

Peginterferon Lambda (“lambda”) for Treatment HDV Infection

Lambda Granted Breakthrough Therapy Designation by the FDA

On August 20, 2019, we announced that the FDA granted Breakthrough Therapy Designation for lambda for treatment of HDV infection. FDA Breakthrough Therapy Designation is designed to expedite the development and review of medicines intended to treat serious or life-threatening diseases. Our application was supported by data from the Phase 2 LIMT lambda monotherapy study in 33 HDV-infected patients. Lambda is a first-in-class type III interferon for the treatment of HDV, the most severe form of human viral hepatitis for which there is no approved therapy.

Avexitide for Treatment of PBH

Completed Successful End of Phase 2 Meeting with the FDA for Avexitide for Treatment of PBH

On August 1, 2019 we conducted a successful End of Phase 2 meeting with the FDA, which included a discussion of the Phase 2 PREVENT study results.  We expect to have guidance from the FDA on a potential Phase 3 by year-end for avexitide in PBH.

Rare Pediatric Disease Designation Granted for Avexitide for Treatment of CHI

On August 29, 2019, the FDA granted Rare Pediatric Disease Designation for avexitide for the treatment of CHI. The designation is designed to accelerate the development of therapies that can improve the management of serious or life-threatening conditions affecting fewer than 200,000 people in the United States and that mainly manifest in children.

Avexitide for Treatment of CHI

Avexitide for Treatment of CHI Granted Orphan Drug Designation by EMA

On October 10, 2019, the EMA granted Orphan Drug Designation to avexitide for treatment of CHI. Orphan designation in the European Union (“EU”) is designed for medicines for treatment of serious or life-threatening diseases affecting fewer than five in 10,000 people across the EU. We will be able to benefit from key incentives, including reduced regulatory fees, protocol assistance, and market exclusivity to develop a medicine for the treatment of a rare disease affecting fewer than five in 10,000 people across the EU. Avexitide for treatment of CHI now has Orphan Disease designation in both the United States and the EU.

Investigational New Drug (“IND”) Application for Avexitide for Treatment of CHI Accepted by FDA; Secured Freedom to Operate with Avexitide for Treatment of Hyperinsulinemic Disorders, including PBH and CHI

On October 15, 2019, the FDA accepted our IND application for avexitide for treatment of CHI. Acceptance of the IND for avexitide in the treatment of congenital hyperinsulinism will facilitate discussions with the FDA regarding potential avexitide development and registration pathways for CHI.

Previously, we acquired exclusive license to patent rights from the Trustees of the University of Pennsylvania (“UPenn”) and Children’s Hospital of Philadelphia (“CHOP”) for avexitide and other glucagon-like-peptide-1 (“GLP-1”) antagonists in multiple hyperinsulinemic disorders, including PBH and CHI. Under the terms of the agreement, we have global rights to intellectual property and to develop, manufacture, and commercialize avexitide.

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

o	personnel costs, which include salaries, benefits and stock-based compensation expense;
o	allocated facilities and other expenses, which include expenses for rent and maintenance of facilities and depreciation expense; and
o	regulatory expenses and technology license fees related to development activities.

The largest component of our operating expenses has historically been the investment in clinical trials, including contract manufacturing arrangements, clinical trial material related costs and other research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product candidates:
Lonafarnib	$9,654	$8,232	$29,621	$12,082
Avexitide	1,349	939	2,714	2,282
Lambda	895	666	1,437	1,755
Ubenimex	—	1,788	—	4,009
Internal research and development costs	2,161	1,571	6,091	4,952
Total research and development expense	$14,059	$13,196	$39,863	$25,080

We expect research and development expenses will increase in the future as we advance our product candidates into and through later stage clinical trials and pursue regulatory approvals, which will require a significant investment in regulatory support and contract manufacturing and clinical trial material related costs. In addition, we continue to evaluate opportunities to acquire or in-license other product candidates and technologies, which may result in higher research and development expenses due to license fees and/or milestone payments.

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and expenses for outside professional services, including legal, audit, accounting services, insurance costs and costs associated with being a public company. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation expense and other supplies. Our expenses include costs related to compliance with the rules and regulations of the SEC and Nasdaq, insurance, investor relations, banking fees and other administrative expenses and professional services.

Interest Expense

Interest expense consists of interest and amortization of the debt discount related to the Oxford Loan.

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

Refer to “Recently Adopted Accounting Pronouncements” and “Leases” included in Note 2, Summary of Significant Accounting Policies, in the “Notes to the Condensed Consolidated Financial Statements” in this Form 10-Q for a discussion of how we changed the way we account for leases under Topic 842.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,		$	%
	2019	2018	Change	Change
Operating expenses:
Research and development	$14,059	$13,196	$863	7%
General and administrative	4,247	3,643	604	17%
Total operating expenses	18,306	16,839	1,467	9%
Loss from operations	(18,306)	(16,839)	(1,467)
Interest expense	(884)	(681)	(203)	30%
Interest income	585	371	214	58%
Other (expense) income, net	(11)	5	(16)	*
Net loss	$(18,616)	$(17,144)	$(1,472)	9%

*	Percentage not meaningful.

Research and development expenses

Research and development expenses increased by $0.9 million to $14.1 million for the three months ended September 30, 2019, from $13.2 million for the same period in 2018. The increase was primarily due to a $0.7 million increase in compensation and personnel related expenses, including stock-based compensation expense due to an increase in headcount to support clinical programs, and a $0.2 million increase in consulting fees and clinical trial related expenditures as we advance clinical programs.

General and administrative expenses

General and administrative expenses increased by $0.6 million to $4.2 million for the three months ended September 30, 2019, from $3.6 million for the same period in 2018. The increase was primarily due to a $0.6 million increase in compensation and personnel related expenses, including stock-based compensation expense due to an increase in headcount, and a $0.1 million increase in outside professional services, including higher facilities and corporate expenses to support our growth, which was partially offset by a $0.1 million decrease in legal, accounting and advisory services.

Interest expense

Interest expense increased by $0.2 million to $0.9 million for the three months ended September 30, 2019 from $0.7 million for the same period in 2018. Interest expense primarily increased due to the additional funds borrowed under the Oxford Loan in May and August 2018, and March 2019.

Interest income

Interest income increased by $0.2 million to $0.6 million for the three months ended September 30, 2019 from $0.4 million for the same period in 2018. The increase was primarily due to a higher invested cash balance.

Comparison of the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,		$	%
	2019	2018	Change	Change
Operating expenses:
Research and development	$39,863	$25,080	$14,783	59%
General and administrative	12,529	9,874	2,655	27%
Total operating expenses	52,392	34,954	17,438	50%
Loss from operations	(52,392)	(34,954)	(17,438)
Interest expense	(2,518)	(1,574)	(944)	60%
Interest income	1,598	654	944	144%
Other expense, net	(20)	(16)	(4)	*
Net loss	$(53,332)	$(35,890)	$(17,442)	49%

*	Percentage not meaningful.

Research and development expenses

Research and development expenses increased by $14.8 million to $39.9 million for the nine months ended September 30, 2019, from $25.1 million for the same period in 2018. The increase was primarily due to a $12.7 million increase in consulting fees and clinical trial related expenditures due to increased program activity, a $1.1 million increase in compensation and personnel related expenses, including stock-based compensation due to an increase in headcount to support clinical programs, and a $1.0 million increase in licenses and other fees.

General and administrative expenses

General and administrative expenses increased by $2.6 million to $12.5 million for the nine months ended September 30, 2019, from $9.9 million for the same period in 2018. The increase was primarily due to a $1.6 million increase in compensation and personnel related expenses, including stock-based compensation expense due to an increase in headcount, and a $1.0 million increase in outside professional services, including higher facilities and corporate expenses.

Interest expense

Interest expense increased by $0.9 million to $2.5 million for the nine months ended September 30, 2019 from $1.6 million for the same period in 2018. Interest expense primarily increased due to the additional funds borrowed under the Oxford Loan in May and August 2018, and March 2019.

Interest income

Interest income increased by $1.0 million to $1.6 million for the nine months ended September 30, 2019 from $0.6 million for the same period in 2018. The increase was primarily due to a higher invested cash balance.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2019, we had $109.9 million of cash, cash equivalents and investments, comprised of $19.4 million of cash and cash equivalents and $90.5 million of debt securities available-for-sale, and an accumulated deficit of $224.5 million. We believe that the currently available resources will be sufficient to fund our operations for at least the next 12 months following the issuance date of these unaudited condensed consolidated financial statements. However, if our anticipated operating results are not achieved in future periods, we believe that planned expenditures may need to be reduced or we would be required to raise funding in order to fund our operations.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(48,643)	$(30,169)
Net cash used in investing activities	(51,090)	(38,155)
Net cash provided by financing activities	57,877	53,216
Net decrease in cash and cash equivalents	$(41,856)	$(15,108)

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2019 was $48.6 million, which primarily consisted of a net loss of $53.3 million and amortization of the debt securities discount of $0.4 million, partially offset by stock-based compensation expense of $4.3 million, non-cash interest expense of $0.5 million, and amortization of operating lease right-of-use assets of $0.3 million. Additionally, cash used in operating activities reflected changes in net operating assets of $0.3 million due to an increase of $3.0 million in prepaid expenses and other current assets primarily due to the timing of payments, an increase of $2.9 million in other assets primarily related to long term deposits with clinical research organizations, and a decrease of $0.3 million in operating lease liabilities, which was partially offset by an increase of $5.9 million in accounts payable and accrued liabilities due to the timing of payments.

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

Cash flows from investing activities

Cash used in investing activities was $51.1 million for the nine months ended September 30, 2019, consisting of $96.3 million of purchases of debt securities and $0.1 million of purchases of property and equipment, partially offset by $45.3 million of proceeds from maturities of debt securities.

Cash used in investing activities was $38.2 million for the nine months ended September 30, 2018, consisting of $52.3 million of purchases of debt securities and $0.1 million of purchases of property and equipment, partially offset by $14.2 million of proceeds from maturities of debt securities.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2019 consisted of $53.2 million of net proceeds from the issuance of common stock upon public offering in April 2019, $6.6 million of net proceeds from additional borrowings in connection with the restructuring of the Oxford Loan and $0.6 million of proceeds from the issuance of common stock upon stock option exercises and ESPP purchase, partially offset by $2.6 million in payments of principal and fees associated with the Oxford Loan.

Cash provided by financing activities for the nine months ended September 30, 2018 consisted of $42.9 million of net proceeds from the issuance of common stock upon public offering, $9.9 million of net proceeds from borrowings in connection with the Oxford Loan, and $0.4 million of proceeds from the issuance of common stock upon stock option exercises and ESPP purchase.

Contractual Obligations and Other Commitments

Our contractual obligations as of September 30, 2019 have not changed from what we presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of September 30, 2019, we had market risk exposure related to our cash and cash equivalents. We had cash and cash equivalents of $19.4 million and $90.5 million of debt securities available-for-sale. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations of interest income have not been significant. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our unaudited condensed consolidated financial statements.

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

We carry out some of our clinical development and supportive activities in foreign countries and payments may be due in foreign currencies. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate losses during the three and nine months ended September 30, 2019.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the nine months ended September 30, 2019 and 2018, we reported a net loss of $53.3 million and $35.9 million, respectively. As of September 30, 2019, we had an accumulated deficit of $224.5 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. Even if we obtain adequate market share for our product candidates, because the potential markets in which our product candidates may ultimately receive regulatory approval could be very small, we may never become profitable despite obtaining such market share and acceptance of our products. For example, if we receive approval for lonafarnib in the Progeria and Progeroid Laminopathies indications, we have agreed with The Progeria Research Foundation to make lonafarnib available to Hutchinson-Gilford progeria syndrome (HGPS or Progeria) and Progeroid Laminopathies patients.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:

•	continue the clinical development of our product candidates and submit an NDA and MAA for lonafarnib in Progeria and Progeroid Laminopathies in 2019 and 2020;
•	in-license or acquire additional product candidates;
•	undertake the manufacturing or have manufactured our product candidates;
•	advance our programs into larger, more expensive clinical studies;
•	initiate additional nonclinical, clinical, or other studies for our product candidates;
•

identify and develop potential commercial opportunities, such as lonafarnib boosted with ritonavir, lonafarnib for the treatment of Progeria and Progeroid Laminopathies, lambda for HDV, and avexitide for PBH and CHI;

•	seek regulatory and marketing approvals and reimbursement for our product candidates;
•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market ourselves;
•	seek to identify, assess, acquire, and/or develop other product candidates;
•	make milestone, royalty or other payments under third-party license agreements;
•	develop and educate HDV markets;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
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

To date, we have invested substantially all of our efforts and financial resources to identify, acquire, and develop our portfolio of product candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more of these product candidates. We plan to submit an NDA in December 2019 for lonafarnib in Progeria and Progeroid Laminopathies, followed by an MAA submission in the first quarter of 2020. We currently generate no revenue from sales of any drugs, and we may never be able to develop or commercialize a product candidate. In addition, to the extent that we receive regulatory approval for lonafarnib in Progeria and Progeroid Laminopathies, we expect our commitment to provide access for patients with Progeria and Progeroid Laminopathies for no or minimal cost to those patients to result in a loss to us.

With respect to potential commercial products, we currently have one product candidate that is in Phase 3 clinical development and two development programs focused on two separate indications that have we believe have completed Phase 2 and are advancing towards Phase 3. It may be years before our studies are initiated and completed, if at all.

Our lonafarnib and avexitide compounds have received Rare Pediatric Disease, or RPD, designation from the FDA for the treatment of Progeria and Progeroid Laminopathies and Congenital Hyperinsulinism (“CHI”), respectively. The FDA defines a “rare pediatric disease” as a disease that affects fewer than 200,000 individuals in the United States primarily under the age of 18 years. Under the FDA’s Rare Pediatric Disease Priority Review Voucher program, upon the approval of an NDA or a biologics license application, or BLA, for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Rare Pediatric Disease Priority Review Voucher that can be used to obtain priority review for a subsequent NDA or BLA. There is no assurance we will receive a Rare Pediatric Disease Priority Review Voucher or that it will result in a faster development process, review or approval for a subsequent marketing application. Further, this program has been subject to criticism, including by the FDA, and it is possible that even if we obtain approval for lonafarnib and qualify for such a Priority Review Voucher, the program may no longer be in effect at the time of approval. Also, although Priority Review Vouchers may be sold or transferred to third parties, there is no guarantee that we will be able to realize any value if we were to sell a Priority Review Voucher.

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

Our lonafarnib product candidate has been studied in thousands of oncology patients and the most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), weight loss, fatigue and rash. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies for other uses of lonafarnib in other indications, or in or our own clinical trials. Additionally, while we have a license to another farnesyltransferase inhibitor compound, tipifarnib, from Janssen Pharmaceutica, N.V., or Janssen, Janssen has granted rights of tipifarnib to Kura Oncology, Inc., or Kura, in oncology and negative results or undesirable side effects from Kura’s clinical trials for a compound with a similar mechanism of action may negatively impact the perception of lonafarnib for anti-viral indications. Undesirable side effects and negative results for other indications may negatively impact the development and potential for approval of our product candidates for our proposed indications. Our avexitide product candidate for treatment of PBH has been studied in 54 patients and the most common adverse events are injection site bruising, nausea, and headache.  There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies for other uses of avexitide in clinical trials.

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

The material used for Lonafarnib HDV pivotal trials and Progeria clinical studies are sourced from Eiger-controlled Contract Manufacturing Organizations, or CMOs. These same vendors are currently under development for commercial qualification. Materials used for our avexitide clinical trials are also sourced from CMOs. Our vendors have successfully made GMP batches for our clinical studies.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies that may compete with our product candidates. For example, we have competitors both in the United States and internationally, including multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include Gilead Sciences, Merck, Roche, Holding AG, Actelion Pharmaceuticals US, Inc., Johnson & Johnson, Replicor, Inc., Myr, Arrowhead Pharmaceuticals, Novartis International AG, Zealand Pharmaceuticals, Xeris Pharmaceuticals, and Rezolute, Inc. as well as other smaller companies or biotechnology startups and large multinational pharmaceutical companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring, or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization, and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

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

We are highly dependent on David Cory, our President and Chief Executive Officer, the loss of whose services may adversely impact the achievement of our objectives. Mr. Cory could leave our employment at any time, as he is an “at will” employee. Recruiting and retaining other qualified employees, consultants, and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of highly qualified personnel in our industry, which is likely to continue. As a result, competition for personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in development and commercialization of our product candidates may make it more challenging to recruit and retain qualified personnel. The inability to recruit and retain qualified personnel, or the loss of the services of Mr. Cory, may impede the progress of our research, development, and commercialization objectives and would negatively impact our ability to succeed in our in-licensing strategy.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of September 30, 2019, we had 24 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may receive unintended health information in error from third parties (including research institutions from which we may obtain clinical trial data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Depending on the facts and circumstances, we could be subject to criminal penalties, including if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

In addition, in June 2018, California enacted the California Consumer Privacy Act, or CCPA, which takes effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and HIPAA protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. Some of the provisions of the Affordable Care Act have yet to be fully implemented, and since its enactment, there have been judicial and Congressional challenges to numerous provisions of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.  In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain mandated fees under the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products For example, the Trump administration released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation, could result in significant changes to the health care system, which may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates, or additional pricing pressures.

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

•	HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•	HIPAA and its implementing regulations impose certain requirements relating to the privacy, security, and transmission of individually identifiable health information;
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

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payors, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and

•

the GDPR and other EU member state data protection legislation, which require data controllers and processors, to adopt administrative, physical and technical safeguards to protect personal data, including health-related data, including mandatory contractual terms with third-party providers, requirements for establishing an appropriate legal basis for processing personal data, transparency requirements related to communications with data subjects regarding the processing their personal data, standards for obtaining consent from individuals to process their personal data, notification requirements to individuals about the processing of their personal data, an individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data, increased requirements pertaining to health data, as well as strict rules and restrictions on the transfer of personal data outside of the EU, including to the United States.

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

Provisions in our certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. These provisions include a classified board of directors, a prohibition on actions by written consent of our stockholders and the ability of the board of directors to issue preferred stock without stockholder approval. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our voting stock from merging or combining with us. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

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

If existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. Certain of our existing stockholders, including Adage Capital Management, L.P. and Vivo Capital, LLC, and their respective affiliated entities, own substantial ownership interest in our common stock and any decision to sell a significant number of shares may negatively impact the price of our common stock.

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

Our federal and state net operating loss, or NOL, carry-forwards will begin to expire, if not utilized, beginning in 2030 for federal income tax purposes and 2028 for California state income tax purposes. These NOL carry-forwards could expire unused and be unavailable to offset future income tax liabilities. While the Tax Act allows for federal net operating losses incurred in 2018 and in future years to be carried forward indefinitely, the deductibility of such federal net operating losses incurred in 2018 and in future years will be limited. Moreover, if a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, or Section 382, the corporation’s NOL carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Merger resulted in such an ownership change for Celladon and, accordingly, Celladon’s NOL carryforwards and certain other tax attributes will be subject to further limitations on their use. In addition, we assessed whether Eiger had an ownership change, as defined by Section 382 of the Code, as a result of the Merger and other stock issuances that occurred from our formation through December 31, 2018. Based upon this assessment, we concluded that Eiger also experienced such an ownership change in October 2018 and therefore a Section 382 limitation also applies to Eiger’s federal and state NOL carryforwards and federal and state tax credit carryforwards arising prior to such ownership change under these rules. Additional ownership changes in the future could result in additional limitations on the combined organization’s NOL carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. A full valuation allowance has been provided for the entire amount of our remaining net operating losses.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On November 1, 2019, following approval by the board of directors, each of our executive officers, including our named executive officers, entered into an amended and restated offer letter that amends, restate, and supersedes each of their existing offer letters. Such amended and restated offer letters include base salary and annual bonus terms as set forth in the table below.

Name	Title	Base Salary		Annual Bonus (1)
David A. Cory	President and Chief Executive Officer	$570,000		50%
Sriram Ryali	Chief Financial Officer	335,000	(2)	35%	(2)
Stephana E. Patton	General Counsel, Corporate Secretary and Chief Compliance Officer	335,000	(2)	35%	(2)
James P. Shaffer	Chief Business Officer	378,776		35%	(2)

(1)	Represents the percentage of such executive’s base salary that such executive is eligible to earn as a discretionary performance bonus on an annual basis.
(2)	Figure remains unchanged from existing offer letter.

Each such amended and restated offer letter provides that, upon termination without cause or resignation for good reason, such impacted executive will be entitled to receive the following severance benefits, less applicable tax withholdings and deductions:

(i)	payment in an amount equal to 12 months base salary (or, in the case of Mr. Cory, 18 months base salary) and pro rata target bonus;
(ii)	COBRA coverage for a period of 12 months (or, in the case of Mr. Cory, 18 months); and
(iii)

50% acceleration of the vesting of the executive’s unvested equity awards held as of the date of termination, the deemed target achievement of any outstanding equity that is subject to performance-based vesting conditions, and continued exercisability of the executive’s equity awards for 12 months from the date of termination.

In addition, each such amended and restated offer letter provides that, in the event of a change in control, in each case within 90 days before the closing of such change in control and ending on the date one year after the effective date of such change in control, if such executive is terminated without cause, other than as a result of death or disability, or resigns for good reason, such impacted executive will be entitled to receive the following benefits, less applicable tax withholdings and deductions:

(i)

100% acceleration of the vesting of the executive’s unvested equity awards held as of the date of determination, the deemed target achievement of any outstanding equity that is subject to performance-based vesting conditions, and continued exercisability of the executive’s equity awards for 12 months from the date of termination;

(ii)	payment in an amount equal to 18 months base salary (or, in the case of Mr. Cory, 24 months) and pro rata target bonus; and
(iii)	COBRA coverage for a period of 18 months (or, in the case of Mr. Cory, 24 months).

To receive the benefits described upon a qualifying termination, either in connection with or not in connection with a change of control, such impacted executive must deliver to us a general release of claims within 60 days of the date of termination.

The foregoing is a brief description of the material terms of the amended and restated offer letters that differ from such executives’ existing offer letters and does not purport to be complete and is qualified in its entirety by reference to the full text of each amended and restated offer letter described herein. Copies of such amended and restated offer letters by and between us and each of Mr. Cory, Mr. Ryali, Dr. Patton and Mr. Shaffer, are filed herewith as exhibits 10.1, 10.2, 10.3, and 10.4, respectively, and are incorporated herein by reference.

Our net operating loss carryforwards and certain other tax attributes are now subject to limitations.

Our federal and state net operating loss, or NOL, carry-forwards will begin to expire, if not utilized, beginning in 2030 for federal income tax purposes and 2028 for California state income tax purposes. These NOL carry-forwards could expire unused and be unavailable to offset future income tax liabilities. While the Tax Act allows for federal net operating losses incurred in 2018 and in future years to be carried forward indefinitely, the deductibility of such federal net operating losses incurred in 2018 and in future years will be limited. Moreover, if a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, or Section 382, the corporation’s NOL carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Merger resulted in such an ownership change and, accordingly, Celladon’s NOL carryforwards and certain other tax attributes will be subject to further limitations on their use. On September 20, 2019 we assessed whether Eiger had an ownership change, as defined by Section 382 of the Code, from our formation through December 31, 2018. Based upon this assessment the Company determined that an ownership change occurred on October 18, 2018, the Company determined that approximately $14.4 million of the tax credit carryforwards will expire unused.  Due to the full valuation allowance on the deferred tax assets there was no impact to the effective tax rate for 2019. Additional ownership changes in the future could result in additional limitations on the combined organization’s NOL carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. A full valuation allowance has been provided for the entire amount of our remaining net operating losses.

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

10.1	Amended and Restated Offer Letter Agreement, dated as of November 1, 2019, by and between Eiger Biopharmaceuticals, Inc. and David A. Cory.

10.2	Amended and Restated Offer Letter Agreement, dated as of November 1, 2019, by and between Eiger Biopharmaceuticals, Inc. and Sriram Ryali.

10.3	Amended and Restated Offer Letter Agreement, dated as of November 1, 2019, by and between Eiger Biopharmaceuticals, Inc. and Stephana E. Patton.

10.4	Amended and Restated Offer Letter Agreement, dated as of November 1, 2019, by and between Eiger Biopharmaceuticals, Inc. and James Shaffer.

10.5*	License Agreement, dated as of May 10, 2019, by and among the Trustees of the University of Pennsylvania and The Children’s Hospital of Philadelphia and Eiger Biopharmaceuticals, Inc.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

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

*	Portions of this exhibit have been omitted as being immaterial and would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Eiger BioPharmaceuticals, Inc.

Date: November 7, 2019	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: November 7, 2019	By:	/s/ Sriram Ryali
Sriram Ryali
Chief Financial Officer
(Principal Financial Officer)