Form 10-K
period 2019-12-31
Eiger BioPharmaceuticals, Inc.
filed 2020-03-13
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36183

Eiger BioPharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0971591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2155 Park Boulevard, Palo Alto, CA	94306
(Address of principal executive offices)	(Zip Code)

(650) 272 6138

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EIGR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2019 totaled approximately $255,497,853 based on the closing price of $10.60 as reported by the Nasdaq Global Market. This calculation excludes 342,176 shares held by executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the Registrant.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 5, 2020 was 24,559,027 .

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2020 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2019.

Eiger BioPharmaceuticals, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2019

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
•

our ability and the time required to obtain and maintain regulatory approval for lonafarnib, lonafarnib boosted with ritonavir, peginterferon lambda, and avexitide and any of our future product candidates, and any related restrictions, limitations, and/or warnings in the label of an approved product candidate;

•

our ability to obtain funding for our operations, including funding necessary to file a new drug application file a marketing authorization application and complete all clinical trials that may potentially be required to file for regulatory approval, for any of our product candidates;

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

ITEM 1. Business

Merger of Celladon Corporation and Eiger BioPharmaceuticals, Inc.

On March 22, 2016, Celladon Corporation (Celladon) and privately-held Eiger BioPharmaceuticals, Inc. (Private Eiger) completed a business combination in accordance with the terms of the Agreement and Plan of Merger and Reorganization (the Merger Agreement) dated as of November 18, 2015, by and among Celladon, Celladon Merger Sub, Inc., a wholly-owned subsidiary of Celladon (Merger Sub) and Private Eiger, pursuant to which Merger Sub merged with and into Private Eiger, with Private Eiger surviving as a wholly-owned subsidiary of Celladon. This transaction is referred to herein as the Merger. Immediately following the Merger, Celladon changed its name to Eiger BioPharmaceuticals, Inc. In connection with the closing of the Merger, our common stock began trading on The Nasdaq Global Market under the ticker symbol EIGR on March 23, 2016.

Overview

We are a late-stage biopharmaceutical company focused on the development and commercialization of well-characterized drugs for serious, rare and ultra-rare diseases with high unmet medical needs and no approved therapies. Eiger has reported positive proof-of-concept clinical results across all our programs, with first-in-class drugs that are advancing towards submissions for regulatory approvals, in Phase 3 clinical development, or advancing towards Phase 3 clinical development. We have received Breakthrough Therapy Designation for four of our five programs.

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

Our lead program is in Phase 3 clinical development, developing lonafarnib, a first-in-class prenylation inhibitor, boosted with ritonavir, for the treatment of Hepatitis Delta Virus (HDV) infection, the most severe form of human viral hepatitis, for which there is currently no approved therapy. The pivotal Phase 3 D-LIVR study (n=400) is ongoing and enrolling patients. We plan to complete enrollment in 2020. The study spans up to twenty countries with approximately one hundred sites and has potential to generate data for two lonafarnib-based ritonavir-boosted regimens for approval. An all-oral arm of lonafarnib boosted with ritonavir and a combination arm of lonafarnib boosted with ritonavir combined with pegylated interferon-alfa-2a will each be compared to placebo.

We are also developing lonafarnib monotherapy for treatment of Progeria and Progeroid Laminopathies. In December 2019, we initiated submission of a New Drug Application (NDA) to the Food & Drug Administration (FDA) under the rolling review process and plan to complete the submission in the first quarter of 2020. We also submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) in March 2020, which was granted accelerated assessment. Progeria, also known as Hutchinson-Gilford Progeria Syndrome (HGPS), and Progeroid Laminopathies, are ultra-rare and rapidly fatal genetic conditions of accelerated aging in children.

Our pipeline is summarized in the table below. Prior clinical experience by our licensors with the product candidates has supported and guided our understanding of safety in advancing these products in our clinical development programs. Specifically, we licensed lonafarnib from Merck Sharp & Dohme Corp (Merck) in 2010 and licensed peginterferon lambda from Bristol-Myers Squibb (BMS) in 2016. We have relied upon Merck’s and BMS’ prior Phase 1/2/3 clinical data, manufacturing and experience with these two molecules to proceed directly into Phase 2 clinical trials following authorization by the FDA and will rely on that data and information to support potentially pivotal clinical trials and any filings for regulatory approvals.

Our product candidate pipeline includes five programs, all advancing toward Phase 3 or regulatory submissions for approval:

1.	Lonafarnib (LNF) in HDV

LNF is a well-characterized, orally bioavailable, first-in-class farnesylation inhibitor in Phase 3 clinical trials for HDV infection and is our lead program. HDV is the most severe form of viral hepatitis for which there is currently no approved therapy. Chronic HDV infection can lead to a rapid progression to liver cirrhosis, a greater likelihood of developing liver cancer, and has the highest fatality rate of all the chronic hepatitis infections.

We licensed LNF from Merck in 2010. LNF is a small molecule that blocks the production of HDV virus particles by inhibiting a key step, called farnesylation, in the virus life cycle. We have completed Phase 2 studies in 129 HDV-infected patients dosed with LNF across five international clinical trials. LNF has demonstrated dose-dependent activity in reducing HDV viral load both as a monotherapy and in combination with ritonavir (RTV) and/or PEG IFN-alfa-2a. Phase 2 studies have identified two lonafarnib-based regimens, which have achieved clinically meaningful composite endpoints of HDV RNA decline ≥ 2 logs from baseline and normalized alanine aminotransferase (ALT), a key liver enzyme, at Week 24: all-oral regimen of LNF 50 mg boosted with ritonavir RTV twice daily and combination regimen of LNF boosted with RTV combined with PEG IFN-alfa-2a. Predominantly grade 1 gastrointestinal (GI) adverse events (AE) were observed in Phase 2 amongst per-protocol treated patients.

Our Phase 3 registration program consists of a single, pivotal, global trial called D-LIVR that is designed to support U.S. regulatory approval. D-LIVR has the potential to generate data for two lonafarnib-based ritonavir-boosted regimens for approval. An all-oral arm of LNF boosted with RTV and a combination arm of LNF boosted with RTV combined with PEG IFN-alfa-2a will each be compared to placebo in the Phase 3 D-LIVR study. We plan to complete enrollment (n=400) in 2020.

LNF for treatment of HDV infection has been granted Orphan Drug designation by the FDA and EMA, Fast Track and Breakthrough Therapy designations by FDA and PRIME designation by EMA. The potential market for HDV therapies in the United States and Western Europe is growing due to increased migration from regions where the disease is endemic, primarily from Eastern Europe, the Middle East and Asia.

2.	Peginterferon Lambda (lambda) in HDV

Lambda is our second program treating HDV. Lambda is a well-characterized, late-stage, first in class, type III interferon (IFN), that stimulates immune responses that are critical for the development of host protection during viral infections.

We licensed worldwide rights to lambda from BMS in April 2016. Lambda has been administered in clinical trials involving over 3,000 patients infected with the Hepatitis B Virus (HBV) or Hepatitis C Virus (HCV). Lambda has not been approved for any indication. We are developing lambda as both a monotherapy and in a combination therapy with LNF + RTV. We completed a Phase 2 lambda monotherapy study in 33 HDV-infected patients at four international sites and reported end of study data in April 2019. In the first quarter of 2020 we completed a positive End of Phase 2 meeting with FDA and gained agreement on a single pivotal Phase 3 study for lambda as a monotherapy. We plan to finalize scientific advice with EMA in 2020. In August 2018, we initiated enrollment of a Phase 2 lambda combination study with LNF boosted with RTV at the National Institutes of Health’s National Institute of Diabetes and Digestive and Kidney Diseases (NIDDK) in 26 HDV-infected patients. Interim end-of-treatment data were reported in the fourth quarter of 2019. End of study data, which includes 24-week post-treatment follow-up, are expected in the fourth quarter of 2020.

Lambda for treatment of HDV infection has received Orphan Drug designation from FDA and EMA and Fast Track and Breakthrough Therapy designations from FDA.

3.	LNF in Progeria and Progeroid Laminopathies (PL)

We are also developing lonafarnib for treatment of Progeria and Progeroid Laminopathies. Progeria is an ultra-rare and rapidly fatal genetic condition of accelerated aging in children. Progeria is caused by a point mutation in the LMNA gene, encoding the lamin A protein, yielding the farnesylated aberrant protein called progerin. Lamin A protein is part of the structural scaffolding that holds the nucleus together. Researchers now believe that progerin may make the nucleus unstable, and that cellular instability may lead to the process of premature aging in Progeria. Children with Progeria die of the same heart disease that affects millions of normally aging adults, arteriosclerosis, but at an average age of 14.5 years. Disease manifestations include severe failure to thrive, scleroderma-like skin, global lipodystrophy, alopecia, joint contractures, skeletal dysplasia, global accelerated atherosclerosis with cardiovascular decline, and debilitating strokes. It is estimated that 400 children worldwide have Progeria.

Progeroid Laminopathies are genetic conditions of accelerated aging caused by a constellation of mutations in the lamin A and/or Zmpste24 genes yielding farnesylated proteins that are distinct from progerin. While non-progerin producing, these genetic mutations result in disease manifestations with phenotypes that have overlap with, but are distinct from, Progeria. Collectively, worldwide prevalence of progeroid laminopathies is believed to be similar to Progeria.

In May 2018, we entered into an amendment to the license agreement with Merck to also include all uses of lonafarnib related to the treatment of Progeria.

In August 2018, Eiger and the FDA engaged in a collaborative discussion regarding the survival data that were published in April 2018 in The Journal of the American Medical Association (JAMA) as potential support for submission of an NDA. This clinical study, which compared children with Progeria who received lonafarnib monotherapy with matched untreated children with Progeria, reported a primary outcome of significantly improved mortality. The study found that children taking lonafarnib monotherapy (n=63) experienced a 77 percent reduction in the risk of mortality compared to a natural history, matched-control cohort of untreated children (n=63) after two years of study. We initiated a rolling NDA submission in December 2019 and plan to complete the NDA submission in the first quarter of 2020. We also submitted an MAA in March 2020, which was granted accelerated assessment.

Lonafarnib for the treatment of Progeria and Progeroid Laminopathies has been granted Orphan Drug designation for Progeria by the FDA and EMA. In October 2018, lonafarnib was granted Rare Pediatric Disease designation (RPD) and Breakthrough Therapy designation by the FDA for both Progeria and Progeroid Laminopathies.

4.	Avexitide in Post-Bariatric Hypoglycemia (PBH)

Avexitide is a well-characterized peptide that we are developing as a treatment for PBH, a debilitating and potentially life-threatening condition for which there is currently no approved therapy. This disorder occurs often in a subset of bariatric surgeries including Roux-en-Y gastric bypass (RYGB) and Sleeve Gastrectomies (SG). PBH patients experience frequent symptomatic hypoglycemia, with blood glucose concentrations often low enough to cause seizures, altered mental status, loss of consciousness and even death. Gastric bypass procedures are widely performed and are increasing in frequency for medically complicated obesity.

We have completed four clinical studies demonstrating clinical proof of concept in 54 patients suffering from severe, refractory PBH indicating that avexitide can prevent post-prandial hypoglycemia in affected patients. Avexitide is a glucagon-like peptide-1 (GLP-1) receptor antagonist that competes with endogenous GLP-1 and prevents the excessive post-prandial insulin release that characterizes this disorder. These Phase 2 data were generated using both intravenous and subcutaneous (SC) formulation delivery. Pharmacokinetics from these Phase 2 SC studies indicate that the SC formulation could enable once or twice a day pre-prandial dosing. We developed a proprietary SC liquid formulation and completed a Phase 1 dose-ranging pharmacokinetics trial in healthy humans. In October 2018, we reported positive topline data from PREVENT, a multi-center, placebo-controlled study investigating the safety and durability of effect of 28-day dosing of SC avexitide in post-bariatric surgical patients. The primary efficacy endpoint of improved postprandial glucose nadir during mixed meal tolerance testing (MMTT) was achieved with statistical significance with fewer participants requiring glycemic rescue during each of the active dosing regimens than during placebo dosing. The secondary endpoint of reduced postprandial insulin peak during MMTT was also statistically significant.

Avexitide for the treatment of hyperinsulinemic hypoglycemia has been granted Orphan Drug designation by the FDA and for the treatment of non-insulinoma pancreatogenous hypoglycemia syndrome (NIPHS) by the EMA. NIPHS describes a spectrum of acquired metabolic disorders characterized by inappropriately high insulin levels (hyperinsulinemia) and low blood glucose levels (hypoglycemia), which includes PBH. Avexitide for the treatment of PBH has also been granted Breakthrough Therapy designation by FDA. Following an End of Phase 2 meeting in 2019, we agreed upon a single pivotal Phase 3 study, including study design and endpoints with the FDA.

5.	Avexitide in Congenital Hyperinsulinism (CHI)

Avexitide has also demonstrated clinical proof of concept for the treatment of congenital hyperinsulinism (CHI), an ultra-rare, pediatric metabolic disorder. CHI is the most frequent cause of persistent hypoglycemia in neonates and children and is characterized by fasting and protein-induced hypoglycemia and results in permanent brain damage with neurodevelopmental deficits in up to 50% of patients. Near-total pancreatectomy is often indicated and leads to life-long insulin-dependent diabetes (IDDM). Safe and effective therapies are urgently needed to prevent brain damage, IDDM and death.

Avexitide binds to the GLP-1 receptor on pancreatic beta-cells and behaves as a GLP-1 antagonist and inverse agonist, reducing fasting and amino-acid induced cAMP accumulation and thereby decreasing calcium-stimulated insulin secretion. Avexitide has been dosed in over 25 patients with congenital hyperinsulinism at Children’s Hospital of Philadelphia (CHOP).

Avexitide has been granted Orphan Drug designation by the EMA for the treatment of CHI and Orphan Drug designation by the FDA for the treatment of hyperinsulinemic hypoglycemia, which includes congenital hyperinsulinism. Avexitide has also been granted Rare Pediatric Disease designation by FDA.

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

Our current product candidate pipeline has been obtained by in-licensing from pharmaceutical companies and academic institutions. With our focus on rare and ultra-rare diseases, our strategy is to acquire and retain some or all commercialization rights to our products in significant territories to diversify risk, identify a rapid regulatory pathway to approval and minimize the development investment in order to maximize long-term value for our stockholders. Over time, depending upon the data and potential market opportunity, we expect to develop an integrated commercial organization, which we believe can be targeted and cost effective for selected, promising orphan disease designated programs. We plan to balance these interests with opportunities to out-license assets from our portfolio enhance stockholder value through partnerships and other strategic relationships.

We plan to continue evaluating in-licensing opportunities in order to enhance our pipeline and leverage our business development, clinical development, regulatory and commercial expertise. We believe our management team has the capability and experience to continue to execute this model. Our management team has worked in other private and public biotechnology companies such as Prestwick Pharmaceuticals, New River Pharmaceuticals, Clinical Data Inc., CoTherix, InterMune, Salix Pharmaceuticals, Inc., and Questcor, each of which was acquired by a larger pharmaceutical industry company. Our management also has previous work experience, in some cases working together, at pharmaceutical companies, including The Upjohn Company, Glaxo, Glaxo Wellcome, Glaxo Smith Kline, BioDelivery Sciences, Inc., BioTime, Inc., Halozyme, Merck, Schering-Plough, Amylin, Zeneca, Aimmune Therapeutics, Jazz Pharmaceuticals, Onyx, Rigel, Questcor, Theravance and Amgen.

Our Strategy

Our strategy is to identify, develop, and, directly or through collaborations, bring to market novel products for the treatment of rare and ultra-rare diseases or conditions. We currently have a diverse portfolio of well-characterized product candidates with the potential to address life-threatening diseases for which the unmet medical need is high and, for which there is no approved therapy. Our goal is to be a leader in the development and commercialization of novel therapeutics for serious unmet medical needs in rare and ultra-rare diseases. Our focus to achieve this goal will be to utilize our experience and capabilities to:

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

Hepatitis Delta Virus Overview

About Hepatitis Delta Virus

Hepatitis delta infection is caused by HDV, a small circular ribonucleic acid (RNA) that expresses only one protein, the hepatitis delta antigen (HDAg). There are two forms of HDAg – small and large. Together, these two forms of HDAg and the single-stranded RNA genome are surrounded by a lipid envelope, which is embedded with Hepatitis B Virus (HBV) surface antigen (HBsAg) proteins. HDV does not encode its own envelope proteins and must acquire them from HBV during the final steps of replication. Hence, natural HDV infections always occur in the presence of a co-existing HBV infection. HBsAg is the only element of HBV relied upon by HDV. HDV replication can occur independently of HBV replication.

HDV is the most severe form of viral hepatitis. HDV can be acquired either by co-infection (a simultaneous co-infection with HDV and HBV) or by super-infection (HDV infection of someone already harboring a chronic HBV infection). Both co-infection and super-infection with HDV result in more severe complications compared to infection with HBV alone. These complications include a greater likelihood of experiencing liver failure in acute infections and a rapid progression to liver cirrhosis, with an increased chance of developing liver cancer in chronic infections. HDV has the highest fatality rate of all the hepatitis infections at up to 20%. Although HDV/HBV simultaneous co-infection in adults usually resolves completely, in some cases it can become fulminant hepatitis, which carries a very high mortality rate. In the case of super-infections, the predominant form of HDV, HDV super-infection leads to a more severe form of disease than chronic HBV mono-infection. In a study published in 1987 in the Journal of Infectious Diseases, histological liver deterioration was observed in 77% of HBV patients co-infected with HDV over a 15-year follow-up period, versus 30% of patients infected with HBV alone (p<0.01). In a 2013 study of chronic HBV patients published in the Journal of Gastroenterology and Hepatology, cirrhosis was present in 73% of HBV patients co-infected with HDV, compared to only 22% of those infected with HBV alone. Patients co-infected with HDV are more than twice-as-likely to develop liver-related complications, cirrhosis, or require liver transplants than matched patients infected with HBV alone.

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

The Role of HDV Screening in Identifying Patients Who May Benefit from LNF and/or Lambda

There are diagnostic tests in use today in clinical laboratories to detect anti-HDV antibodies in serum. These tests are currently able to detect acute HDV infections after four weeks, but they are poor tests for active HDV infections. Active HDV infections are best detected by reverse transcriptase-polymerase chain reaction (RT-PCR) assays for genomic RNA. These assays yield a quantitative assessment of the number of viral particles, or viral load, in serum. A commercial assay for quantitative HDV RNA has been available in Europe (Robogene®) since 2015. Quest Diagnostics and ARUP Laboratories offer commercial assays for quantitative HDV RNA testing in the United States. Both assays are calibrated using the World Health Organization HDV standard provided by the Paul Erhlich Institute in Germany.

Our initial discussions with payors have indicated that they would be willing to reimburse healthcare providers for HDV RNA quantitative assays that are carried out following a positive HBsAg test for HBV. A commercially available assay will increase the number of assays performed and increase the number of identified patients who can potentially benefit from an HDV therapy such as LNF.

Current Therapy for HDV

Currently, there is no approved therapy for hepatitis delta virus infection. The American Association for the Study of Liver Diseases (AASLD) guidelines suggest treatment of chronic hepatitis delta infections with IFN-alfa. In clinical trials of IFN-alfa or PEG IFN-alfa, between 25% and 33% of HDV infected patients were able to achieve undetectable HDV RNA after a minimum of 48 weeks of therapy, with some requiring two years of therapy. However, long-term therapy with IFN-alfa is known to be associated with numerous adverse events and tolerability is a significant problem for some of these patients. In addition, rebound of HDV RNA occurs in greater than 50% of patients. HBV nucleoside analogs that suppress HBV DNA are ineffective against HDV since they are ineffective in suppressing the expression HBsAg. Current development programs targeting HBV functional cures are in early stages and are not expected to eliminate extra-hepatic reservoirs of HBsAg. Given that HDV only requires small amounts of HBsAg for virion assembly, functional cures, if achieved, will not eradicate HDV.

HDV Replication and Farnesylation

After HDV enters a target cell hepatocyte, the genome is translocated to the nucleus where genome replication occurs and the two forms of HDAg small delta antigen (SHDAg) and large delta antigen (LHDAg) are produced. The newly formed HDV genome and the small and large delta antigen must acquire a lipid envelope from HBV to complete the assembly process. An important interaction between HDV and HBV proteins has been shown to depend on the presence of the last four amino acids of the large delta antigen, comprising a CXXX box motif, where C represents cysteine and X denotes any other amino acid. This amino acid sequence is required for LHDAg to be farnesylated by a host enzyme which covalently attaches a 15-carbon prenyl lipid (farnesyl-moiety) to the cysteine of the CXXX box. Farnesylation of the large delta antigen renders it more lipophilic, promotes its association with HBsAg and is essential for initiating the HDV particle formation process. Our approach involves targeting this host process called farnesylation, or protein farnesylation, which has been shown to be essential for the last steps in HDV replication, the assembly and release of new virus progeny.

In the 1980s farnesyltransferase inhibitors were developed by multiple pharmaceutical companies for oncology indications. Addition of a farnesyl or prenyl lipid group to the Ras protein (Ras) a well-known and important regulator of cellular proliferation, allows for membrane association. Once membrane bound, Ras may then be activated. The importance of activated Ras in tumor development was demonstrated by sequence analyses of tumors from patients where up to 30% have mutations involving Ras. Several farnesylation inhibitors were developed in oncology and taken into the clinic and in some cases through late-stage clinical development. However, these programs did not lead to approvals, due to a lack of compelling efficacy. The class-related, dose-limiting toxicity has been gastrointestinal side effects including nausea, vomiting, diarrhea and weight loss.

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

Our Lead HDV Opportunity: Lonafarnib

Lonafarnib (LNF) is a well-characterized, orally active inhibitor of farnesyl transferase. LNF inhibits the farnesylation step of HDV replication inside liver cells and blocks the ability of the virus to multiply. Since farnesylation is a host process, not under control of HDV, and LNF inhibits farnesylation, we believe that there is also a potentially higher barrier to resistance with LNF therapy. LNF for the treatment of HDV infection has been granted Orphan Drug designation in Europe and the United States, and LNF in combination with RTV has been granted Fast Track and Breakthrough Therapy designations from FDA for the treatment of chronic HDV infections. In the United States, we have an issued patent, U.S. Patent No. 10,076,512, entitled Treatment of Hepatitis Delta Virus Infection. The issued claims cover a broad range of RTV-boosted LNF doses and durations. The European Patent Office and the Japan Patent Office have also granted patents with claims covering a broad range of lonafarnib boosted with RTV dosing regimens for the treatment of HDV infection. With the grant of these new European and Japanese patents, LNF boosted with RTV has now obtained patent protection with claims covering treatment with LNF boosted with RTV in key major pharmaceutical markets including the U.S., Europe, and Japan.

LNF Phase 2 Clinical Data

We licensed LNF from Merck in 2010, and have relied upon Merck’s prior Phase 1, 2 and 3 clinical experience with LNF in over 2,000 patients to understand safety and pharmacokinetics.

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

The Phase 2 LOWR studies demonstrated benefits of twice daily RTV-boosting of LNF for up to 24 weeks of dosing. RTV is a pharmacokinetic (PK) enhancer known to inhibit the metabolism of LNF, allowing lower doses of LNF to be administered, while resulting in higher systemic concentrations of LNF. The Phase 2 LOWR HDV studies identified two LNF-based regimens that can achieve clinically meaningful composite endpoints of HDV RNA decline ≥ 2 logs from baseline and normalized ALT at Week 24: all-oral regimen of LNF 50 mg BID boosted with RTV twice daily and combination regimen of LNF 50 or 25 mg BID boosted with RTV combined with PEG IFN-alfa-2a (see figures below). These dosing regimens were associated with predominantly grade 1 GI AEs amongst per-protocol treated patient.

Phase 3 D-LIVR Study

D-LIVR (Delta-Liver Improvement and Virologic Response in HDV) is an international, multi-center, Phase 3 study of approximately 300 LNF-treated patients (total N=400 patients including controls) to evaluate an all-oral arm of LNF boosted with RTV and a combination arm of LNF boosted with RTV combined with pegylated interferon-alfa-2a (PEG IFN-alfa-2a), with each arm to be compared to a placebo arm (background HBV nucleos(t)ide only), in HDV-infected patients. A PEG IFN-alfa-2a alone arm will be dosed to demonstrate contribution of effect only. The LNF containing arms will not be required to demonstrate superiority over PEG IFN-alfa-2a alone. A combined primary endpoint of ≥ 2 log decline in HDV RNA and ALT normalization at end of 48 weeks of treatment will be used to assess activity of LNF-based regimens versus placebo in the D-LIVR study.

The first D-LIVR site was initiated in December 2018. The 48-week study includes planned enrollment of 400 patients across 20 countries and approximately 100 sites. We plan to complete enrollment of D-LIVR in 2020.

*	biopsy

Our Second HDV Therapeutic Approach: Lambda for HDV

Lambda is a well-characterized, late-stage, first in class, type III interferon (IFN) that we in-licensed from Bristol-Myers Squibb in April 2016 for the treatment of HDV infection. Lambda is being developed as a better tolerated interferon. Lambda stimulates immune responses that are critical for the development of host protection during viral infections. Lambda targets type III IFN receptors which are distinct from the type I IFN receptors targeted by IFN-alfa. These type III receptors are highly expressed on hepatocytes with limited expression on hematopoietic and central nervous system cells, which has been demonstrated to reduce the off-target effects associated with other IFNs and improve the tolerability of lambda (Chan 2016). Although lambda does not use the IFN-alfa receptor, signaling through either the IFN-lambda or IFN-alfa receptor complexes results in the activation of the same Jak-STAT signal transduction cascade.

In clinical trials of IFN-alfa or PEG IFN-alfa-2a, after 48-72 weeks of therapy, between 25% and 33% of HDV-infected patients were HDV RNA undetectable 24 weeks after stopping therapy. However, IFN-alfa is known to be associated with numerous adverse events and tolerability is a significant problem for some of these patients. We believe lambda will be a safer and better tolerated pegylated interferon compared to PEG IFN-alfa-2a. We are developing lambda as a monotherapy and in a combination therapy with LNF. We recently completed a positive end of Phase 2 meeting with agreement from FDA on a single, pivotal Phase 3 study. Eiger plans to finalize scientific advice with EMA and the global development plan for lambda in 2020.

Lambda Clinical Data

LIMT HDV Monotherapy Phase 2 Clinical Trial

LIMT was a 1:1 randomized, open-label Phase 2 study of lambda 120 μg or 180 μg subcutaneous injections administered weekly for 48 weeks in 33 patients with chronic HDV. End of treatment was followed by a treatment-free 24-week observation period. The primary objective of the Phase 2 study was to evaluate the safety, tolerability, and efficacy of treatment with two dose levels of lambda in patients with chronic HDV infection. All patients were administered an anti-HBV nucleos(t)ide analog throughout the study. The trial was conducted at four international sites in New Zealand, Israel and Pakistan.

Week 48 end-of-treatment data were presented in November 2018 at AASLD. At Week 48, patients in the 180 μg lambda treated group experienced a 2.4 log mean decline in HDV-RNA, with 6 of 10 (60%) experiencing ≥ 2 log decline, 4 of 10 (40%) patients were HDV-RNA negative at end of treatment. At Week 48, patients in the 120 μg lambda treated group experienced a 1.5 log mean decline in HDV RNA, with 6 of 14 (42.9%) experiencing ≥ 2 log decline, 2 of 14 (14.3%) patients were HDV-RNA negative at end of treatment. The most commonly reported AEs were moderate headache, pyrexia, fatigue, and myalgia. Observed ALT flares result from vigorous antiviral immunological response to treatment, not due to direct hepatotoxicity. End of 24-week follow-up data, presented in April 2019 at EASL, demonstrated that 36% of HDV infected patients were able to maintain HDV RNA below limit of quantitation (BLQ) 24-weeks post-treatment, or a Durable Virologic Response (DVR), and achieve ALT normalization. These data are illustrated in the table below.

LIFT HDV Combination of Therapy Phase 2 Clinical Trial

LIFT (Lambda Interferon combination Therapy) is an open-label, Phase 2 study evaluating lambda in combination with lonafarnib boosted with ritonavir in 26 HDV-infected patients. Patients are dosed for 24 weeks and undergo off-treatment follow-up for 24 weeks. The primary endpoint is >2 log decline in HDV RNA at end of 24-weeks of treatment. Secondary endpoints include histology (>2-point improvement in histological activity index and no progression in fibrosis) at end of follow-up. LIFT is being conducted within the National Institutes of Health (NIH) at the NIDDK. Interim end-of-treatment data were reported in November 2019 at the AASLD conference and are summarized in the table and graph below. 95% of patients met the primary end point of >2log reduction in HDV RNA, and 53% of patients achieved HDV RNA BLQ or undetectable. We expect to report additional LIFT data, including complete end of treatment and end-of-study results, in 2020.

Potential for Registration in HDV for LNF and Lambda

Our current goal in developing LNF and lambda is to suppress the virus and reduce liver inflammation. Therefore, we have defined a primary endpoint for D-LIVR as a ≥ 2 log reduction in HDV RNA and ALT normalization. Our long-term goal in developing LNF and lambda is to reduce viral load in such a manner as to achieve durable suppression of the virus to BLQ, the point where, upon withdrawal of the therapy, the infection does not return to quantifiable levels. Evidence that academic investigators have gathered suggests that combinations of LNF and lambda with other antiviral agents may hold promise for longer duration treatment and sustained, long-term reduction of viral load.

PBH Overview

As the use of bariatric surgical procedures has increased worldwide due to rising obesity and Type 2 diabetes, a new post-surgical complication, hypoglycemia associated with bariatric surgery, has been increasingly diagnosed and reported in the procedures that involve reducing the size of the stomach with a vertical sleeve gastrectomy (SG) or by resecting and re-routing the small intestine to a small stomach pouch (Roux-en-Y gastric bypass). This disorder leads to frequent symptomatic hypoglycemia, often resulting in glucose concentrations low enough to cause seizures, altered mental status, loss of consciousness, cognitive dysfunction, disability and death. Quality of life can be severely diminished, and many patients cannot care for themselves or others, work, drive, or be left alone. There is no approved treatment for this condition. Severe cases have historically been surgically managed with near-total to total pancreatectomy, which results in insulin dependent diabetes and is associated with a greater than 6% surgical mortality risk.

Research suggests that elevated GLP-1 may play an important role in mediating the glucose-lowering effect associated with bariatric surgery. Surgically altered nutrient transit, resulting from bariatric surgeries can cause early nutrient sensing by the intestinal “L” cells, leading to enhanced secretion of GLP-1 causing elevated insulin secretion. This effect may play a primary role in the early resolution of Type 2 diabetes after surgery. A number of synthetic analogs of GLP-1, or agonists, have been approved for the treatment of Type 2 diabetes including Byetta™

(exenatide), Victoza™ (liraglutide), and Trulicity™ (dulaglutide). These drugs, all agonists, bind to the GLP-1 receptor and enhance the release of insulin in a glucose-dependent manner. In patients with PBH, excessive secretion of GLP-1 and/or exaggerated sensitivity to GLP-1 results in dysfunctional insulin release, leading to severe, debilitating hypoglycemia. GLP-1 receptor antagonists compete with endogenous GLP-1 and has the potential to prevent dysfunctional insulin release and resultant symptomatic hypoglycemia.

Approximately 240,000 bariatric surgical procedures are performed each year in the United States, and another 900,000 are performed each year in Europe. It is estimated that PBH can impact 10% of Roux-en-Y gastric bypass and 2.5% of SG patients.

Clinical Data to Date

We have demonstrated in four clinical studies in 54 patients with avexitide that pharmacologic blockade of the GLP-1 receptor can prevent hypoglycemia in affected patients and mitigate symptoms of hypoglycemia. We believe that avexitide may represent the first targeted medical treatment for patients with PBH. In the four completed studies, there were no significant adverse drug reactions attributed to avexitide.

We completed our most recent Phase 2 study called PREVENT in October 2018. The PREVENT study was a Phase 2, multicenter, randomized, single-blind, placebo-controlled cross-over study to assess the efficacy and safety of 28-day dosing of avexitide in patients with PBH. A total of 18 patients were enrolled and treated with two dosing regimens (once daily and twice daily) of avexitide for 28 days. All patients participated in three 14-day treatment periods, involving placebo SC injections, once-daily avexitide SC injections, and twice-daily avexitide SC injections. Patients self-administered injections in an outpatient setting. Participants underwent in-clinic MMTT provocations with concomitant blood draws and symptom assessments following each treatment period. Metabolic and clinical improvements were monitored during each patients’ daily routines in the outpatient setting and assessed by electronic diary and continuous glucose monitoring (CGM). Outcomes include improvement in plasma glucose nadir levels, reduction in peak insulin concentrations, and the requirement for rescue during MMTT provocation.

The primary efficacy endpoint of improved postprandial glucose nadir during MMTT was achieved with statistical significance with avexitide 30 mg BID and 60 mg QD, with fewer participants requiring glycemic rescue during each of the active dosing regimens than during placebo dosing. The secondary endpoint of reduced postprandial insulin peak during MMTT was also statistically significant with avexitide 30 mg BID and 60 mg QD. The primary and secondary endpoints are shown in the figure below.

Metabolic and clinical improvements were also monitored during each patients’ daily routine in the outpatient setting and assessed by electronic diary and continuous glucose monitoring (CGM). Patients experienced fewer episodes of hypoglycemia and severe hypoglycemia during both dosing regimens of avexitide as compared to placebo as shown in the table below.

Avexitide was well-tolerated. There were no treatment-related serious adverse events and no participant withdrawals. Adverse events were typically mild to moderate in severity. The most common adverse events were injection site bruising, nausea, and headache, all of which occurred with lower frequency during avexitide dosing periods than during the placebo dosing period.

CHI Overview

CHI is an ultra-rare pediatric metabolic disease. CHI presents with severe hypoglycemia in the neonatal period requiring intensive care hospitalization, administration of high rates of intravenous glucose through central lines, continuous intravenous administration of glucagon and in most instances surgical treatment by pancreatectomy during the neonatal period or during infancy. The most common and severe form of CHI is refractory to medical treatment with diazoxide and affects approximately 60% of all patients. Diazoxide unresponsive CHI arises out of inactivating mutations in the genes encoding the KATP channel, resulting in focal and diffuse forms of CHI. Focal disease, occurring in approximately 50% of patients with KATP CHI, resolves in 97% of cases after partial pancreatectomy. Diffuse disease persists in 41% of cases after subtotal (98%) pancreatectomy. However, by the age of 14 years old, 91% of patients undergoing subtotal pancreatectomy develop insulin-dependent diabetes, at which point hyperinsulinism is no longer present. Thus, CHI is a congenital, rare pediatric disease with life-threatening manifestations of severe hyperinsulinemic hypoglycemia occurring primarily during the neonatal period, infancy, childhood and adolescence.

Clinical Data to Date

To date, a total of 39 patients with KATP CHI enrolled in 3 clinical investigations at CHOP have received avexitide administered by continuous IV infusion: 10 adolescents and adults, 16 children, and 13 neonates. Data generated across all 3 clinical investigations suggest that treatment with avexitide may effectively reduce fasting and postprandial hypoglycemia in patients with diazoxide unresponsive CHI. Avexitide treatment was well tolerated, with no serious drug-related adverse events (AEs) reported. Data from each of the three studies are presented in the figures below.

Manufacturing

We currently contract with third parties for the manufacturing of all of our product candidates for preclinical and clinical studies and intend to do so in the future. We do not own or operate manufacturing facilities for the production of clinical trial quantities of our product candidates and have no plans to build our own clinical or commercial scale manufacturing capabilities. We believe that the use of contracted manufacturing organizations (CMOs) eliminates the need for us to directly invest in manufacturing facilities, equipment and additional staff. Although we rely on contract manufacturers, our personnel and consultants have extensive manufacturing experience overseeing our CMOs.

To date, our third-party manufacturers have met the manufacturing requirements for the product candidates. We expect third-party manufacturers to be capable of providing sufficient quantities of our product candidates to meet anticipated full-scale commercial demands but have not assessed these capabilities beyond the supply of clinical material for certain products. We have identified or plan to identify commercial contract manufacturers as we move our product candidates to Phase 3 clinical trials. We believe there are alternate sources of manufacturing that could be identified and enabled to satisfy our clinical and commercial requirements, however, we cannot be certain that identifying and establishing alternative relationships with such sources can be successful, cost effective, or completed on a timely basis without significant delay in the development or commercialization of our product candidates. All of our third-party manufacturers are subject to periodic audits to confirm compliance with applicable regulations and must pass inspection before we can manufacture our drugs for commercial sales.

Commercial contract manufacturers for lonafarnib and lambda have been identified and plan to proceed with qualifications.

Lonafarnib

The drug product for completed lonafarnib (LNF) Phase 2 clinical studies for the treatment of HDV was manufactured by Merck. We have successfully completed the technology transfer for manufacture of the LNF drug substance and the LNF drug product to our third-party manufacturers. All future clinical trials will be conducted with product manufactured by these CMOs. We also plan to have these manufacturers produce our commercial supply for progeria and progeroid laminopathies, if approved.

Lambda

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

Intellectual Property

We strive to protect and in-license those proprietary technologies, inventions, and improvements we believe are important to our business. We seek and maintain, where available, patent protection for our product candidates including: composition dosage, formulation, use, manufacturing process, among others. We have also licensed patents and patent applications that cover certain of our product candidates and/or their manufacture, use, or formulation. We also rely on trade secrets, know-how, and continuing innovation to develop and maintain our competitive position. We cannot be certain that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents granted to us in the future will be commercially useful in protecting our technology.

We also rely, or plan to rely, on regulatory exclusivity, including Orphan Drug designation and New Chemical Entity (NCE) and Biologic License Application (BLA) exclusivities, as well as trade secrets and carefully monitor our proprietary information to protect all aspects of our business.

We plan to continue to expand our intellectual property portfolio by filing patent applications for our product candidates. We file and prosecute patent applications in the United States and Europe and, when appropriate, additional countries, including Japan, Korea, Canada and China.

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

The patent positions of pharmaceutical/biotechnology companies like us are generally uncertain and involve complex legal, scientific, and factual issues. In addition, the scope claimed in a patent application can be significantly reduced during the patent prosecution process before any patent issues. After issuance of a patent, if the issued patent is challenged, then the courts or a patent office can redefine the scope of the patent, including by invalidating some or all of the patent claims, or rendering the patent unenforceable in its entirety. Consequently, we do not know with certainty whether patents will issue in each country in which we or our licensors file patent applications, or if those patent applications, if ever issued, will issue with claims that cover our product candidates, or, even if they do issue, whether the patent or its relevant claims will remain enforceable upon challenge. Accordingly, we cannot predict with certainty whether the patent applications we are currently pursuing will issue as patents in a particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from potential competitors to make any of our products commercially successful. Any of our patents, including already issued in-licensed patents or any patents that may issue to us or our licensors in the future, could be challenged, narrowed, circumvented, or invalidated by third parties. Newly filed patent applications in the United States Patent and Trademark Office (the USPTO) and certain other patent offices are maintained in secrecy for a minimum of 18 months, and publications of discoveries in the scientific or patent literature often lag far behind the actual discoveries themselves. For these reasons, we cannot be certain that inventions claimed in pending patent applications were not invented by another party prior to our invention or disclosed or claimed in a patent application filed before the effective filing date of our applications, in either of which case the claims may not be patentable to us. For certain applications with an effective filing date prior to March 13, 2013, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention. Also, while we are not currently participating in any interferences or post-grant challenge proceedings, such as patent oppositions, post-grant reexamination proceedings, inter parties review proceedings and patent litigation, that seek to invalidate claims of pending patent applications or issued patents, we may have to participate in such proceedings in the future. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us.

The term of individual patents depends upon the legal term of the patents in the countries where they are issued. In most countries, the standard patent term for inventions relating to human drugs and their formulation and use is 20 years from the date of filing the first non-provisional patent or international application under the Patent Cooperation Treaty of 1970 (PCT).

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

We own or in-license a number of patents in the U.S. and foreign countries that cover our products, product candidates, and methods of their use. With respect to our owned or in-licensed issued patents in the U.S. and Europe, we may be entitled to obtain an extension of patent term to extend the patent expiration date. For example, in the U.S., this extended coverage period is known as patent term extension (PTE) and can only be obtained provided we apply for and receive a marketing authorization for a product. The period of extension may be up to five years beyond the expiration of the patent, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended. In Europe, Supplementary Protection Certificates (SPC) may also be available to patents, which would be available by applying to the member states. However, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. The exact duration of the extension depends on the time we spend in clinical studies as well as getting marketing approval from the FDA.

Patent Protection of Our Product Candidates

The exclusivity positions for our clinical-stage product candidates as of December 31, 2019 are summarized below.

LNF. We have licensed from Merck a portfolio of patents and know how covering the compound, formulations of the compound, and synthesis, but these expire before the anticipated launch date of the LNF product candidate.

In the United States, we have obtained patent protection for the use LNF in combination with RTV for the treatment of HDV infection. Eiger’s U.S. Patent No. 10,076,512 entitled, Treatment of Hepatitis Delta Virus Infection, includes claims covering broad range of RTV-boosted LNF doses and durations. The patent has a term that extends to 2035. Additional claims are being pursued in a continuation application. The European Patent Office and the Japan Patent Office have also both granted patents with claims covering a broad range of LNF boosted with RTV dosing regimens for the treatment of HDV infection. These patents will have a term that extends to 2035. In Europe and Japan, additional claims are being pursued in a divisional application. With the grant of these new European and Japanese patents, we have now obtained patent protection with claims covering treatment with LNF boosted with RTV in key major pharmaceutical markets including the U.S., Europe, and Japan.

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

We have in-licensed from The Progeria Research Foundation patents covering the methods of treating Hutchinson-Gilford Progeria Syndrome (HGPS or Progeria), and progeroid laminopathies. The patents provide protection until at least 2024 and may be eligible for patent term extension (PTE) that could extend the protection for one of the patents until 2029. We have also filed a patent application in the US related to method of treating progeria and progeroid laminopathies that if issued would provide further protection until 2039.

Lambda. We have in-licensed from BMS a portfolio of patents relating to the manufacture, use, and compositions of lambda modified by polyethylene glycol derivatization (lambda). The key United States composition of matter patent in this portfolio expires in 2025, but we expect to be eligible for the full five years of patent term extension for that patent. In addition, we expect lambda to be filed under a BLA and so lambda would be eligible for 12 years reference product exclusivity (4 years in filing exclusivity; 12 years for data), as well as orphan drug exclusivity for this indication.

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

We filed a PCT application for formulations of avexitide and the use of these formulations in the treatment of hypoglycemia associated with bariatric surgery. This application is still pending. Any patents that issue from this application will expire in 2037. We have also filed an additional PCT related to method of treating PBH, that if issued would provide protection until 2039.

We have in-licensed patents and patent applications from the Trustees of the University of Pennsylvania (UPenn) and CHOP, relating to hyperinsulemic hypoglycemia. The in-licensed patents and applications relate to multiple hyperinsulinemic disorders, including PBH and CHI. The patents, which are issued in the US and Europe, and provide protection until 2028.

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

Our potential competitors and the related stage of development of their product candidates in target indications is as follows:

•	HDV: Myr (Phase 3), Replicor, Inc. (Phase 2)
•	Progeria and Progeroid Laminopathies: none
•	PBH: Xeris Pharmaceuticals (Phase 2)
•	CHI: Zealand Pharmaceuticals (Phase 3), Xeris Pharmaceuticals (Phase 2), Resolute, Inc (Phase 2)

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

License and Asset Purchase Agreements

License Agreement with Merck

In September 2010, we entered into an exclusive license agreement with Schering Corporation, subsequently acquired by Merck, which provides us with the exclusive right to develop and commercialize lonafarnib. As consideration for such exclusive right, we issued Private Eiger convertible preferred stock with a fair value of $0.5 million when the agreement was executed in September 2010. This preferred stock was converted to 27,350 shares of common stock upon the Merger. In addition, we are obligated to pay Merck up to an aggregate of $27.0 million in development milestones and will be required to pay tiered royalties based on aggregate annual net sales of all licensed products ranging from mid-single to low double-digit royalties on net sales. Our obligation to pay royalties to Merck expires on a country-by-country and product-by-product basis on the later of the expiration of the last to expire patent assigned to us under the agreement on the tenth anniversary of the first commercial sale of the product. In May 2015, the first regulatory milestone was achieved, and we paid the related milestone payment of $1.0 million to Merck. No additional milestone payments were incurred during the year ended December 31, 2019.

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

On May 15, 2018, we entered into an amendment to the exclusive license agreement with Merck, which provides for expansion of the existing exclusively licensed field of use under the license agreement with Merck to include all uses of lonafarnib related to the treatment of Hutchinson-Gilford Progeria Syndrome in humans at no cost to us. We have the sole responsibility and the continuing obligation for the manufacture and supply of lonafarnib to The Progeria Research Foundation. Merck will not receive milestone payments in relation to lonafarnib for the treatment of progeria and progeroid laminopathies or any royalty payments for sales of lonafarnib to treat the currently estimated progeria and progeroid laminopathies patient population worldwide.

Asset Purchase Agreement with Eiger Group International, Inc.

In December 2010, we entered into an Asset Purchase Agreement with Eiger Group International, Inc. (EGI) dated December 8, 2010 (the EGI APA). Dr. Jeffrey Glenn is the sole owner of EGI.

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

In November 2012, we entered into an agreement with EGI whereby we sold all of the assets related to the compound clemizole, including any related intellectual property. EGI is obligated to pay to us a high single-digit royalty on future aggregate annual net sales, subject to certain reductions and exceptions. EGI’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of either expiration of the last to expire patent sold to EGI under the agreement or the earliest of the tenth anniversary of the first commercial sale of the product. As of December 31, 2019, the product has not achieved regulatory approval.

Asset Purchase Agreement with Tracey McLaughlin and Colleen Craig

We entered into an Asset Purchase Agreement with two individuals, Dr. Tracey McLaughlin and Dr. Colleen Craig (the Sellers) dated September 25, 2015 (Exendin APA). We also entered into a consulting agreement with the Sellers as part of the agreement.

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

Under the Exendin APA, we are obligated to pay development milestone payments in aggregate up to $1.0 million to each of the Sellers and a low, single-digit royalty based on aggregate annual net sales of all products developed based on avexitide subject to certain reductions and exceptions. Our obligation to pay royalties expires on the expiration of the last to expire patent assigned to us under the agreement. We also agreed to retain each of the Sellers as consultants pursuant to consulting agreements, each with a term of one year, subject to annual renewal. The consulting agreements related to the APA have expired. During the year ended December 31, 2017, upon the successful completion of the Phase 2 trials, the development milestone was achieved, and we paid the related milestone payment of $0.1 million to each of the Sellers.

License Agreement with Bristol-Myers Squibb Company

In April 2016, we entered into a License Agreement and a Common Stock Purchase Agreement with Bristol-Myers Squibb Company, together BMS, the BMS Purchase Agreement and the BMS License Agreement.

Under the BMS License Agreement, BMS granted us an exclusive, worldwide, license to research, develop, manufacture, and sell products containing the proprietary BMS molecule known as PEG-interferon Lambda-1a (the Licensed Product) for all therapeutic and diagnostic uses in humans and animals.

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

Under the BMS License Agreement, we are obligated to make development and regulatory milestone payments totaling $61.0 million and commercial sales milestones of up to $128.0 million after the achievement of specified milestones. We are also obligated to pay BMS annual net sales royalties in the range of mid-single to mid-teens, depending on net sales levels. If we grant a sublicense, we are obligated to pay BMS a portion of the sublicensing income received. As of December 31, 2019, the product has not reached commercialization and no milestones have been paid. The next potential milestone relating to this agreement is a $3.0 million payment, payable if and when we are able to successfully demonstrate proof of concept, as defined by the BMS License Agreement, in a Phase 2 clinical trial or if and when we initiate a Phase 3 clinical trial. If the milestone is triggered on the initiation of a Phase 3 clinical trial, the amount payable increases by $5.0 million.

License Agreement with the Trustees of the UPEnn and the CHOP

In May 2019, the Company entered into a license agreement (the UPenn/CHOP Agreement) with the Trustees of the UPenn and the CHOP, under which we obtained an exclusive, royalty-bearing, worldwide license to develop, manufacture and sell certain GLP-1 receptor antagonist(s) products to treat all human and animal conditions. We also obtained an exclusive, royalty-bearing, sublicenseable, worldwide license to certain data developed by CHOP. We are responsible for the development and commercialization of the licensed products at our sole cost and expense.

As part of the consideration for the rights granted to us under the UPenn/CHOP Agreement, we paid UPenn a one-time, non-refundable issue fee of $1.0 million, which is recorded in research and development expenses for the year ended December 31, 2019. In addition, we are obligated to pay UPenn a specified annual license maintenance fee, up to $2.5 million in certain regulatory milestones, and up to $18.0 million in commercial milestones. We will also be required to pay UPenn a flat royalty in the low-single digits on our net sales of all licensed products, subject to specified reductions and offsets, and specified minimum annual royalty payments. Our obligation to pay royalties expires on a product-by-product and country-by-country basis, on the later of: (i) the expiration of the last valid claim in the licensed patents in any country, or (ii) the tenth anniversary of the first commercial sale of the product in such country. No milestones have been achieved as of December 31, 2019.

We may terminate the UPenn/CHOP Agreement in its entirety for any reason by providing prior written notice to UPenn and CHOP. UPenn or CHOP may terminate the UPenn/CHOP Agreement, upon a written notice, for our failure to achieve the specified diligence milestones within the specified periods, subject to our extension rights.

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

FDA Approval Process

All of our current product candidates are subject to regulation in the United States by the FDA under the Federal Food, Drug, and Cosmetic Act (FDC Act) and its implementing regulations. Our lambda product candidate is additionally subject to regulation as a biologic under the Public Health Service Act. The FDA subjects drugs and biologics to extensive pre and post market regulation. Failure to comply with the FDC Act and other federal and state statutes and regulations may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, BLAs, withdrawal of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal penalties.

FDA approval is required before any new biologic, drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. The process required by the FDA before a new drug may be marketed in the United States is long, expensive, and inherently uncertain. Drug development in the United States typically involves completion of preclinical laboratory and animal tests, submission to the FDA of an IND application, which must become effective before clinical testing may commence, approval by an independent institutional review board (IRB) at each clinical site before each trial may be initiated, performance of adequate and well controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought, submission to the FDA of an NDA or BLA, satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced, and FDA review and approval of the NDA or BLA. Developing the data to satisfy FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product, disease or indication.

Preclinical tests include laboratory evaluation of the product’s chemistry, formulation, and toxicity, as well as animal studies to characterize and assess the potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practice (GLP) regulations. These preclinical results are submitted to the FDA as part of an IND along with other information, including information about the product’s chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long term preclinical studies including reproductive toxicity and carcinogenicity may be initiated or continue after the IND is submitted.

An IND must become effective before United States clinical trials may begin. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the IND automatically becomes effective and the clinical trial proposed in the IND may begin. If the FDA raises any concerns or questions and places the clinical trial on a clinical hold, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, a submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations, including good clinical practice (GCP) requirements for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials; and (ii) with protocols that detail, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

Concurrent with clinical trials, companies usually finalize a process for manufacturing the drug in commercial quantities in accordance with current good manufacturing practice (cGMP) requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

Under the Prescription Drug User Fee Act (PDUFA), guidelines that are currently in effect, the FDA has agreed to certain performance goals in the review of applications. Standard applications are generally reviewed within ten months of filing, or twelve months from submission. Although FDA often meets its user fee performance goals, the FDA can extend these timelines if necessary, and FDA review may not occur on a timely basis. The FDA usually refers applications for novel drugs, or drugs that present difficult questions of safety or efficacy, to an advisory committee—a panel of independent experts, typically including clinicians and other scientific experts—for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of the advisory committee, but it generally follows its recommendations. Before approving an NDA or BLA, the FDA will typically inspect one, or more, clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the product is manufactured. The FDA will not approve an application unless it verifies that compliance with cGMP requirements is satisfactory and that the manufacturing processes and facilities are adequate to assure consistent production of the product within required specifications. The FDA will not approve a product unless the application contains data showing substantial evidence that it is safe and effective in the indication studied.

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

In addition, as a condition of approval, the FDA may require a risk evaluation and mitigation strategy (REMS) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guidelines, communication plans for healthcare professionals, and elements to assure safe use (ETASU). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, including dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS or use of a companion diagnostic with a drug can materially affect the potential market and profitability of the drug. Moreover, product approval may require, as a condition of approval, substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. The FDA may also condition approval on, among other things, changes to proposed labeling or development of adequate controls and specifications.

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

Rare Pediatric Disease (RPD) designation by FDA enables priority review voucher (PRV) eligibility upon U.S. market approval of a designated drug for rare pediatric diseases. The RPD-PRV program is intended to encourage development of therapies to prevent and treat rare pediatric diseases. The voucher, which is awarded upon NDA or BLA approval to the sponsor of a designated RPD can be sold or transferred to another entity and used by the holder to receive priority review for a future NDA or BLA submission, which reduces the FDA review time of such future submission from ten to six months.

Expedited Development and Review Programs

The FDA offers several expedited development and review programs for qualifying product candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for frequent interactions with the review team during product development and, once an NDA or BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to or approval by the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes any request or demand for money or property presented to the U.S. government. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses. In addition, the civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Physician Payments Sunshine Act imposes, among other things, annual reporting requirements for covered manufacturers for certain payments and “transfers of value” provided to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Covered manufacturers must submit reports by the 90th day of each calendar year.

Many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. For example, states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply regardless of payer. In addition, state data privacy laws that protect the security of health information may differ from each other and may not be preempted by federal law. In addition, certain states require implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or tracking and reporting of gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities. Moreover, several states and local jurisdictions require the registration of sales representatives. These laws may adversely affect our sales, marketing and other activities with respect to any product candidate for which we receive approval to market in the United States by imposing administrative and compliance burdens on us.

If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to it, we may be subject to penalties, including potentially significant criminal, civil and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

International data protection laws, including, without limitation, the European Union’s General Data Protection Regulation (GDPR) and European Union (EU) member state data protection legislation, also apply to health-related and other personal data that we process, including, without limitation, personal data relating to clinical trial participants in the EU. The GDPR imposes, significant obligations on controllers and processors of personal data, including, among other things, standards relating to the privacy and security of personal data, which require the adoption of administrative, physical, and technical safeguards to protect such information. These laws may also include, without limitation, requirements for establishing an appropriate legal basis for processing personal data, transparency requirements related to communications with data subjects regarding the processing of their personal data, notification requirements to individuals about the processing of their personal data, an individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data, increased requirements pertaining to health data, requirements related to obtaining consent for processing personal information, and rules and restrictions on the transfer of personal data outside of the EU, including to the U.S. The GDPR also imposes obligations and required contractual provisions to be included in contracts between companies subject to the GDPR and that process personal data on behalf of such companies. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with these laws, where applicable, can result in the imposition of significant regulatory fines and penalties.

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

Healthcare Reform

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the ACA) was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. There remain judicial and Congressional challenges to numerous provisions of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.

Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products For example, the Trump administration released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers.  In addition, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020.This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Research and Development Expenses

Our research and development expenses were $51.8 million, $37.1 million and $29.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Employees

As of December 31, 2019, we had a total of 24 full-time employees in the United States, 13 of whom were primarily engaged in manufacturing and research and development activities, and 11 of whom were engaged in general management and administration. Five of our employees have either an M.D. or a Ph.D. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced any work stoppage and consider our relations with our employees to be good.

Corporate Information

We were originally incorporated in California in December 2000 as Celladon Corporation. In April 2012, Celladon reincorporated in Delaware and had its initial public offering in February of 2014. On March 22, 2016, Private Eiger completed its merger with Celladon in accordance with the terms of the Merger Agreement. Pursuant to the Merger Agreement, Merger Sub merged with and into Private Eiger, with Private Eiger becoming a wholly-owned subsidiary of Celladon and the surviving corporation of the Merger. Immediately following the Merger, Celladon changed its name to Eiger BioPharmaceuticals, Inc. In connection with the Merger, our common stock began trading on The Nasdaq Global Market with the ticker symbol EIGR on March 23, 2016. Our principal executive offices are located at 2155 Park Blvd in Palo Alto, California 94306, and our telephone number is 650-272-6138. Our corporate website address is www.eigerbio.com. The contents of our website are not incorporated into this Annual Report on Form 10-K and our reference to the URL for our website is intended to be an inactive textual reference only.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the years ended December 31, 2019, 2018 and 2017, we reported a net loss of $70.3 million, $52.4 million and $42.4 million, respectively. As of December 31, 2019, we had an accumulated deficit of $241.4 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including manufacturing of clinical supplies, conducting clinical studies and providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and debt facilities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect losses to increase as we complete submission of our rolling NDA and MAA for regulatory approval for lonafarnib in Progeria and Progeroid Laminopathies and advance our clinical development programs in various clinical studies, particularly the D-LIVR pivotal study to support the submission of an NDA for lonafarnib for use in a hepatitis D virus indication. We may need significant additional resources in order to aggressively move lonafarnib forward successfully based on the discussions with the FDA. It may be several years, if ever, before we complete pivotal clinical studies and have a product candidate approved for commercialization. We expect to invest significant funds into our clinical candidates to advance these compounds to potential regulatory approval.

If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. Even if we obtain adequate market share for our product candidates, because the potential markets in which our product candidates may ultimately receive regulatory approval could be very small, we may never become profitable despite obtaining such market share and acceptance of our products. We have also agreed with The Progeria Research Foundation to make lonafarnib available to Hutchinson-Gilford progeria syndrome (HGPS or Progeria) and Progeroid Laminopathies patients under an Expanded Access Program that may not result in payment to us.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:

•	continue the clinical development of our product candidates and complete rolling submission of an NDA for lonafarnib in Progeria and Progeroid Laminopathies in the first quarter of 2020;
•	in-license or acquire additional product candidates;
•	undertake the manufacturing or have manufactured our product candidates;
•	advance our programs into larger, more expensive clinical studies;
•	initiate additional nonclinical, clinical, or other studies for our product candidates;
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

To the extent that we raise additional capital through the sale of equity, debt or other securities convertible into equity, your ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder such as the Loan and Security Agreement we entered into with Oxford Finance LLC (Oxford Finance) in December 2016 (the Oxford Loan). The Oxford Loan was a $25.0 million debt financing arrangement with Oxford Finance wherein we borrowed the first tranche of $15.0 million upon closing of the debt financing in December 2016. In May 2018, we entered into an amendment to the Oxford Loan and borrowed $5.0 million. In August 2018, we drew the final $5.0 million upon achievement of certain clinical milestones. In March 2019, we entered into the third amendment to the Oxford Loan to refinance our outstanding principal balance of $23.3 million. Upon refinancing, the Oxford Loan was increased to $35.0 million in aggregate commitments, of which $30.0 million in principal is outstanding. The Oxford Loan is secured by perfected first priority liens on our assets, excluding intellectual property but including a commitment by us to not allow any liens to be placed upon such intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency.

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. We cannot assure you that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of product candidates to meet our projected plans. If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially affect our business, financial condition, and results of operations.

Covenants in the Oxford Loan restrict our business and operations in many ways and if we do not effectively comply with our covenants, our financial conditions and results of operations could be adversely affected.

The Oxford Loan provides for up to $35.0 million in term loans due on March 1, 2024, of which $30.0 million in principal is outstanding. All of our current and future assets, except for intellectual property, secure our borrowings under the Oxford Loan. The Oxford Loan requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Oxford Loan, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable. If we are unable to repay those amounts, the lenders under the Oxford Loan could proceed against the collateral granted to them to secure that debt, and our inability to use or dispose of those assets would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty, restrict access to additional borrowings under the loan and security agreement, and accelerate the maturity of the debt. Any default under the Oxford Loan would materially affect our liquidity and ability to fund our operations and complete our planned clinical trials and regulatory filings would be substantially impaired.

If the London Inter-Bank Offered Rate, or LIBOR, is discontinued, interest payments under the Oxford Loan may be calculated using another reference rate.

In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (FCA), which regulates LIBOR, announced that the FCA intends to phase out the use of LIBOR by the end of 2021. In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been certain issuances utilizing SOFR, it is unknown whether this or any other alternative reference rate will attain market acceptance as a replacement for LIBOR. LIBOR is used as a benchmark rate throughout the Oxford Loan, and our credit agreement does not provide fallback language for all circumstances in which LIBOR ceases to be published. There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, and any potential effects of the transition away from LIBOR on us are not known. The transition process may involve, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR and may result in increased borrowing costs, the effectiveness of related transactions such as hedges, uncertainty under applicable documentation, including the Oxford Loan, or difficult and costly processes to amend such documentation. As a result, our ability to refinance our credit agreement or other indebtedness or to hedge our exposure to floating rate instruments may be impaired, which would adversely affect the operations of our business.

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

To date, we have invested substantially all of our efforts and financial resources to identify, acquire, and develop our portfolio of product candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more of these product candidates. We initiated the submission of an NDA to the FDA in December 2019 for lonafarnib in Progeria and Progeroid Laminopathies, and plan to complete NDA submission in the first quarter of 2020. We submitted the MAA to the EMA in March 2020, which was granted accelerated assessment. We currently generate no revenue from sales of any drugs, and we may never be able to develop or commercialize a product candidate. In addition, to the extent that we receive regulatory approval for lonafarnib in Progeria and Progeroid Laminopathies, we expect our commitment to provide access for patients with Progeria and Progeroid Laminopathies for no or minimal cost to those patients to result in a loss to us.

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

We may not be able to obtain FDA approval of our NDA for lonafarnib or any future NDA for our product candidates.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to lonafarnib, lambda, avexitide and any other product candidate that we may develop in the future are subject to extensive regulation in the United States. Prior to the recent initiation of submission of our NDA for lonafarnib for the treatment of progeria and progeroid laminopathies, we have not submitted an application for approval or obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner. FDA may not accept our NDA for filing and instead issue a refusal-to-file letter or we could decide to withdraw our NDA if we determine that it will not be accepted for filing, which indicates that the NDA is not sufficiently complete so as to permit substantive review by the agency. Even if accepted for filing, we may receive requests for additional information during FDA’s review of the NDA or the FDA may request advisory committee input, which may be unfavorable to approval and may adversely impact our stock price. FDA may extend or be unable to meet its PDUFA goal date for the NDA, and may issue a complete response letter, rather than an approval.

Approval of an NDA is not guaranteed, and the approval process is an expensive and uncertain process that may take several years. The FDA and foreign regulatory entities also have substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. Data are subject to varying interpretation and the FDA may not agree that our clinical data support that any of our product candidates are safe and effective for the proposed therapeutic use. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage, and we could encounter problems that require us to repeat or perform additional preclinical studies or clinical trials or generate additional chemistry, manufacturing and controls data, including drug product stability data. HGPS and PL patients have accelerated or extensive cardiovascular disease.  In previous studies, ECG abnormalities were reported, and were also observed in our lonafarnib program.  We do not believe this will impact the approval, but we expect it to be reflected in the product labeling for HGPS and PL.  We do not expect that this will impact the conduct D-LIVR HDV study. The FDA and similar foreign authorities could delay, limit or deny approval of a product candidate, and may ultimately approve the product for narrower indications or with unfavorable labeling that would impede our commercialization of the drug.

Approval procedures vary among countries and can involve additional product testing and additional administrative review periods, including obtaining reimbursement and pricing approval in select markets. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional, presently unanticipated, risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others, including the risk that our product candidates may not be approved for all indications requested and that such approval may be subject to limitations on the indicated uses for which the product may be marketed.

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
•

the data collected from clinical studies of our product candidates may not be sufficient or complete or meet the regulatory requirements to support the submission of a new drug application (NDA) or other submission or to obtain regulatory approval in the United States or foreign jurisdictions;

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

The lengthy and uncertain regulatory approval process, as well as the unpredictability of the results of clinical studies, may result in our failing to obtain regulatory approval to market any of our product candidates or to be significantly delayed from our expectations for potential approval, which would significantly harm our business, results of operations, and prospects. In addition, although we have obtained orphan drug designation for five of our development programs to date, there can be no assurance that the FDA will grant our similar status for our other proposed development indications or other product candidates in the future.

Although the FDA has granted Rare Pediatric Disease Designation to lonafarnib for the treatment of progeria and progeroid laminopathies and to avexitide for the treatment of congenital hyperinsulinism, NDA approvals for these programs may not meet the eligibility criteria for a priority review voucher.

Our lonafarnib and avexitide compounds have received Rare Pediatric Disease (RPD) designation from the FDA for the treatment of Progeria and Progeroid Laminopathies and Congenital Hyperinsulinism (CHI), respectively. The FDA defines a “rare pediatric disease” as a disease that affects fewer than 200,000 individuals in the United States primarily under the age of 18 years. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval. In addition, the priority review voucher is only awarded to an NCE, thus if a compound is approved first for an indication that is not a rare pediatric disease the compound may not be eligible to receive the voucher.

Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until September 30, 2020. However, if a drug candidate receives Rare Pediatric Disease Designation before October 1, 2020, it is eligible to receive a voucher if it is approved before October 1, 2022. Lonafarnib or avexitide may not be approved by that date, or at all, and, therefore, we may not be in a position to obtain a priority review voucher prior to expiration of the program, unless Congress further reauthorizes the program.

There is no assurance we will receive a Rare Pediatric Disease Priority Review Voucher. Also, although Priority Review Vouchers may be sold or transferred to third parties, there is no guarantee that we will be able to realize any value if we were to sell a Priority Review Voucher.

Although we have received breakthrough therapy designation for four of our development programs, this may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that any of our product candidates will receive marketing approval in the United States.

We have received breakthrough therapy designation for lonafarnib and lambda for the treatment of HDV, lonafarnib for the treatment of progeria and progeroid laminopathies and for avexitide for the treatment of post-bariatric hypoglycemia. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. The breakthrough therapy designations we have obtained may not result in faster development processes, reviews or approvals compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that any of our development programs no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.

Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of preclinical studies and early clinical studies of our product candidates may not be predictive of the results of larger, later-stage controlled clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. Our clinical studies to date have been conducted on a small number of patients in limited numbers of clinical sites and in academic settings or for other indications. We will have to conduct larger, well-controlled studies in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical studies. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase 2, Phase 3, or other clinical studies we have conducted or may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to obtain regulatory approval to receive regulatory approval or market our drug candidates. For example, in 2018 we announced negative results from two of our Phase 2 clinical trials of ubenimex in two different indications and as a result we have terminated further development of ubenimex.

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

•

delays in reaching agreement on acceptable terms with contract research organizations (CROs) and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;

•	delays in obtaining required Institutional Review Board (IRB) approval at each clinical study site;
•	failure to permit the conduct of a study by regulatory authorities, after review of an investigational new drug (IND) or equivalent foreign application or amendment;
•	delays in recruiting qualified patients in our clinical studies;
•	failure by clinical sites or our CROs or other third parties to adhere to clinical study requirements or report complete findings;
•	failure to perform the clinical studies in accordance with the FDA’s GCP requirements, or applicable foreign regulatory guidelines;
•	patients dropping out of our clinical studies;
•	occurrence of adverse events associated with our product candidates;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	the cost of clinical studies of our product candidates;
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

Our lonafarnib product candidate has been studied in thousands of oncology patients and the most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), weight loss, fatigue and rash. Our lonafarnib product candidate for HGPS and PL has been reported to cause ECG abnormalities, but these ECG abnormalities have not resulted in a risk of mortality for these patients.  There is no guarantee that additional or more severe side effects or other properties will not be identified through ongoing clinical studies by other uses of lonafarnib for other indications or our own clinical trials. Our lambda product candidate is well-characterized and has been studied in thousands of HBV and HCV patients and the most common adverse events seen are moderate headache, pyrexia, fatigue, and myalgia. ALT flares that were seen result from vigorous antiviral immunological response to treatment, not due to direct hepatotoxicity. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies for other uses of lambda. Undesirable side effects, other properties, and negative results for other indications may negatively impact the development and potential for approval of our product candidates for our proposed indications. For example, the ECG abnormalities seen with lonafarnib in HGPS and PL patients has the potential to impact the labeling for lonafarnib boosted with ritonavir for HDV. Our avexitide product candidate has been studied in 54 PBH patients and 39 CHI patients and the most common adverse events are injection site bruising, nausea, and headache.  There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies for other uses of avexitide in clinical trials.

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
•

we may be required to create a Risk Evaluation and Mitigation Strategy (REMS) plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;

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

Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (cGMP) regulations and corresponding foreign regulatory manufacturing requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA or MAA.

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

In addition, prescription drugs may be promoted only for the approved indications in accordance with the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products.

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

With respect to our lonafarnib program, we procured an inventory of product from Merck to supply our initial clinical study needs. In 2016, we transferred the manufacturing of drug substance and drug product to our third-party contractors. The material used for lonafarnib HDV pivotal trials and Progeria clinical studies are sourced from Eiger-controlled CMOs. These same vendors are currently under development for commercial qualification. Materials used for our avexitide clinical trials are also sourced from CMOs. Our vendors have successfully made GMP batches for our clinical studies.

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

The facilities used by our contract manufacturers to manufacture our product candidates will be subject to pre-approval inspection by the FDA that will be conducted after we submit our marketing applications to the FDA or comparable foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, our NDA and MAA for lonafarnib and future applications may not be approved by regulatory authorities, which would significantly delay our commercialization plans and increase our costs. We have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly approved products. In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for products such as ours and what reimbursement codes our products may receive.

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

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union (the EU), the EMA’s

Committee for Orphan Medicinal Products (COMP) grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

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

Even though we have orphan drug designations for each of our development programs in the United States and Europe, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan Drug designation neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process.

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

Patents have a limited term. In the United States, the statutory expiration of a patent is generally 20 years after it is filed. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic medications. In addition, upon issuance in the United States any patent term can be adjusted based on certain delays caused by the applicant(s) or the United States Patent and Trademark Office (USPTO). For example, a patent term can be reduced based on certain delays caused by the patent applicant during patent prosecution.

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

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. We therefore cannot be certain that it or our licensors were the first to make the invention claimed in our owned and licensed patents or pending applications, or that we or our licensor were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act (the Leahy-Smith Act) enacted on September 16, 2011, the United States has moved to a first to file system. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and may also affect patent litigation. The effects of these changes are currently unclear as the USPTO must still implement various regulations, the courts have yet to address any of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. In general, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Under the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application (ANDA) seeking approval of a generic copy of an approved innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) that references the FDA’s finding of safety and effectiveness of a previously approved drug. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. Innovative small molecule drugs may be eligible for certain periods of regulatory exclusivity (e.g., five years for new chemical entities, three years for changes to an approved drug requiring a new clinical study, seven years for orphan drugs), which preclude FDA approval (or in some circumstances, FDA filing and review of) an ANDA or 505(b)(2) NDA relying on the FDA’s finding of safety and effectiveness for the innovative drug. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the “Orange Book.” If there are patents listed in the Orange Book, a generic applicant that seeks to market its product before expiration of the patents must include in the ANDA or 505(b)(2) what is known as a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovator sues to protect its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.

If there are patents listed for our products in the Orange Book after approval by FDA, ANDAs and 505(b)(2) NDAs with respect to those products would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. We cannot predict whether any patents issuing from our pending patent applications will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents, or the outcome of any such suit.

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

As of December 31, 2019, we had 24 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may receive unintended health information in error from third parties (including research institutions from which we may obtain clinical trial data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). Depending on the facts and circumstances, we could be subject to criminal penalties, including if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

International data protection laws, including, without limitation, the EU General Data Protection Regulation (GDPR) that took effect in May 2018, and member state data protection legislation, may also apply to health-related and other personal information obtained outside of the United States. These laws impose strict obligations on the ability to process health-related and other personal information of data subjects in the EU, including in relation to use, collection, analysis, and transfer of such personal information. These laws include several requirements relating to obtaining the consent of the individuals to whom the personal data relates, limitations on data processing, establishing a legal basis for processing, notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, the security and confidentiality of the personal data and various rights that data subjects may exercise.

The GDPR prohibits the transfer, without an appropriate legal basis, of personal data to countries outside of the European Economic Area (EEA) such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, uncertainty about compliance with EU data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop and market our products and services. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the European Union-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, other countries have passed or are considering passing laws requiring local data residency and/or restricting the international transfer of data.

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

In addition, in June 2018, California enacted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, and HIPAA protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.

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

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology (IT) systems, and the availability of data related to our products, services and operations. IT systems and data are vulnerable to risks and damages from a variety of sources, including catastrophe or natural disaster, telecommunications or network failures, malicious human acts, breaches of security, cyber-attacks, loss of power or other natural or man-made events. Moreover, despite network security and back-up measures, some of our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. If our business continuity and disaster recovery plans and procedures were disrupted, inadequate or unsuccessful in the event of a problem, we could experience a material adverse interruption of our operations.

Specifically, data security breaches, whether inadvertent or intentional, by employees or others, may expose proprietary information, trade secrets, personal information, clinical trial data or other sensitive data to unauthorized persons, impact the integrity, availability or confidentiality of our IT systems or data (including, but not limited to, data loss), or disrupt or interrupt our IT systems or operations. Our partners and vendors face similar risks and any security breach of their systems could adversely affect our security posture. Malicious attacks by third parties are of ever-increasing sophistication and can be made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. Foreign, federal, and state laws or regulations allows for the imposition of civil liability, fines and/or corrective action on entities that improperly use or disclose the personal information of individuals, including through a data security breach. Accordingly, data security breaches experienced by us, our collaborators or contractors could lead to significant fines, required corrective action, loss of trade secrets or other intellectual property, or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to personal information, including personally identifiable information, patient information or protected health information, could result in civil liability, harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent data security breaches or privacy violations, respond appropriately or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer civil liability to our customers or individuals, loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access events can be difficult to detect, and any delay in identifying and responding to them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures designed to protect our data security and information technology systems, no set of security measures is infallible, and these measures may not prevent such events.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (ACA) was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. There remains judicial and Congressional challenges to numerous provisions of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products For example, the Trump administration released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers. In addition, the Trump administration’s budget proposal for fiscal year 2021 includes a $135.0 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020.This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation, could result in significant changes to the health care system, which may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates, or additional pricing pressures.

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
•

HIPAA and its implementing regulations impose certain requirements on certain covered entity healthcare providers, health plans, and healthcare clearinghouse as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, relating to the privacy, security, and transmission of individually identifiable health information;

•

The Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, as defined by such law,  and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations;

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payors, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and

•

the GDPR and other EU member state data protection legislation, which require data controllers and processors, to adopt administrative, physical and technical safeguards to protect personal data, including health-related data, including mandatory contractual terms with third-party providers, requirements for establishing an appropriate legal basis for processing personal data, transparency requirements related to communications with data subjects regarding the processing their personal data, standards for obtaining consent from individuals to process their personal data, notification requirements to individuals about the processing of their personal data, an individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data, increased requirements pertaining to health data, as well as strict rules and restrictions on the transfer of personal data outside of the EU, including to the United States.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply, we may be subject to penalties, including significant civil, criminal and administrative penalties, damages, disgorgement, fines, sanctions, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

The expected withdrawal of the United Kingdom from the EU, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the E.U.

On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted for the U.K. to leave the EU. The U.K’s withdrawal from the EU is commonly referred to as Brexit.  The U.K. and the EU have agreed a withdrawal agreement (the Withdrawal Agreement) which is expected to be approved by the U.K. Parliament in the near future. It is expected that the U.K. will formally leave the EU on or before January 31, 2020. Under the Withdrawal Agreement, the U.K. will be subject to a transition period until December 31, 2020 (the Transition Period), during which EU rules will continue to apply. Negotiations between the U.K. and the EU are expected to continue in relation to the customs and trading relationship between the U.K. and the EU following the expiry of the Transition Period.

Since a significant proportion of the regulatory framework in the U.K. applicable to our business and our product candidates is derived from EU directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the EU. For example, as a result of the uncertainty surrounding Brexit, the European Medicines Agency (EMA) relocated to Amsterdam from London. Following the Transition Period, the U.K. will no longer be covered by the centralized procedures for obtaining E.U-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the U.K., the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. or the EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the EU, or we may incur expenses in establishing a manufacturing facility in the EU in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. or the EU for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the U.K. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

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

We or the third parties upon whom we depend may be adversely affected by earthquakes, natural epidemics or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Earthquakes, health epidemics or other natural disasters could severely disrupt our operations and have a material adverse effect on our business. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, in December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China. Since certain starting materials of certain of our products obtained from third-party chemical suppliers are manufactured in China and Japan, an outbreak of communicable diseases in the region, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected, could adversely affect our business, financial condition or results of operations by limiting our ability to manufacture product within or outside China and Japan, forcing temporary closure of facilities that we rely upon or increasing the costs associated with obtaining starting materials and then clinical supplies of our product candidates. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In addition, our corporate headquarters is located in the San Francisco Bay Area, which has in the past experienced severe earthquakes and other natural disasters. We do not carry earthquake insurance. We have limited disaster recovery and business continuity plans in place currently and our business would be impaired in the event of a serious disaster or similar event. We may incur substantial expenses to develop and implement any disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 outbreak, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. We have a significant number of clinical trial sites in countries that have been directly affected by COVID-19 and depend on Chinese and Japanese manufacturing operations for various stages of our supply chain. COVID-19 has become a worldwide pandemic and it could materially affect our operations globally, including at our headquarters in the San Francisco Bay Area and at our clinical trial sites throughout the globe.

Our business could be adversely affected by health epidemics in regions where we have significant manufacturing facilities, concentrations of clinical trial sites or other business operations.

If the COVID-19 outbreak continues to spread, we may need to limit operations or implement limitations, including work from home policies. There is a risk that other countries or regions may be less effective at containing COVID-19, or it may be more difficult to contain if the outbreak reaches a larger population or broader geography, in which case the risks described herein could be elevated significantly.

In particular, some of our suppliers of certain materials used in the production of our drug products are located in China and Japan.  While many of these materials may be obtained by more than one supplier, including suppliers outside of China and Japan, port closures and other restrictions resulting from the coronavirus outbreak in the region may disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products.

In addition, our clinical trials may be affected by the COVID-19 outbreak. Site initiation and patient enrollment may be delayed, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. In our D-LIVR trial, the COVID-19 pandemic may delay enrollment in our global clinical trial, some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, we may be unable to obtain blood samples for testing, and we may not be able to provide study drug to patients.

Further, the FDA is suspending or delaying certain foreign inspections, and the EMA may also, and if there continues to be a suspension or delay in inspections, our product application reviews and potential approvals could be impacted or delayed.

The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

Effective December 31, 2019, we are no longer an “emerging growth company,” and the reduced reporting requirements applicable to “emerging growth companies” no longer apply, which increases our costs as a result of being a public company and places additional demands on management.

Effective December 31, 2019, we are no longer classified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the JOBS Act)  As such, we will incur significant additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act and rules implemented by the SEC. Because we are no longer being classified as an “emerging growth company,” the cost of compliance with Section 404 has required, and will continue to require, us to incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Furthermore, investor perceptions of our company may suffer if, in the future, material weaknesses are found, and this could cause a decline in the market price of our stock. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material effect on our stated operating results. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal control from our independent registered public accounting firm.

In addition, we have previously taken advantage of the JOBS Act’s reduced disclosure requirements applicable to “emerging growth companies” regarding executive compensation and exemptions from the requirements of holding advisory say-on-pay votes on executive compensation. Since we are no longer classified as an “emerging growth company,” we are no longer eligible for such reduced disclosure requirements and exemptions and as such, we are required to hold a say-on-pay vote and a say-on-frequency vote at our 2019 annual meeting of stockholders. As a result, we expect that because we are no longer classified as an “emerging growth company,” we will require additional attention from management with respect to our disclosures and will incur increased costs, which could include higher legal fees, accounting fees, consultant fees and fees associated with investor relations activities, among others.

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

If existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. Certain of our existing stockholders, including RA Capital, Vivo Ventures Fund VI, L.P. and Adage Capital Partners, and their respective affiliated entities, own substantial ownership interest in our common stock and any decision to sell a significant number of shares may negatively impact the price of our common stock.

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

On December 22, 2017, President Trump signed into U.S. law tax legislation (the Tax Act), which significantly changed the Internal Revenue Code of 1986, as amended (the Code). The Tax Act, among other things, contained significant changes to U.S. federal income corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; for net operating losses generated after December 31, 2017, limitation of the deduction to 80% of current year taxable income; mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits, including the reduction in the orphan drug credit from 50% to 25% of qualifying expenditures. We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The Tax Act could be amended or subject to technical correction, possibly with a retroactive effect, which could change the financial impacts that were recorded at December 31, 2019 or are expected to be recorded in future periods.

Our net operating loss carryforwards and certain other tax attributes are now subject to limitations.

Our federal and state net operating loss (NOL) carry-forwards will begin to expire, if not utilized, beginning in 2030 for federal income tax purposes and 2028 for California state income tax purposes. These NOL carry-forwards could expire unused and be unavailable to offset future income tax liabilities. While the Tax Act allows for federal net operating losses incurred in 2019 and in future years to be carried forward indefinitely, the deductibility of such federal net operating losses incurred in 2019 and in future years will be limited. Moreover, if a corporation undergoes an ownership change within the meaning of Section 382 of the Code (Section 382) the corporation’s NOL carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the “ownership change.” In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our merger with Celladon resulted in such an ownership change and, accordingly, Celladon’s NOL carryforwards and certain other tax attributes will be subject to further limitations on their use. In addition, we assessed whether Eiger had an ownership change, as defined by Section 382 of the Code, as a result of the Merger and other stock issuances that occurred from our formation through August 5, 2019. Based upon this assessment, we concluded that Eiger experienced ownership changes on April 20, 2016 and October 18, 2018. Due to these ownership changes, reductions were made to the Company’s net operating and tax credit carryforwards under these rules. We have not assessed limitations to state NOL carryforwards and tax credits as a result of this ownership change. Additional ownership changes in the future could result in additional limitations on our net operating loss and tax credit carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. A full valuation allowance has been provided for the entire amount of our remaining net operating losses.

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

Holders of Record

As of March 5, 2020, there were approximately 26 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2019:

Plan Category	(a) Number of Securities to be Issued Upon Execution of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options ($/share)	(c) Number of Shares Remaining Available For Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by stockholders(1)	2,767,617	$12.14	1,228,034
Equity compensation plans not approved by stockholders	—	—	—
Total	2,767,617	$12.14	1,228,034
(1)

As of December 31, 2019, 404,436 shares remained available for future issuance under our 2013 Employee Stock Purchase Plan (ESPP). As of March 5, 2020, 393,104 shares remained available for purchase in the current purchase period under the ESPP.

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

Overview

We are a late-stage biopharmaceutical company focused on the development and commercialization of well-characterized drugs for serious, rare and ultra-rare diseases with high unmet medical needs and no approved therapies. We have reported positive proof-of-concept clinical results across all our programs, with first-in-class drugs that are advancing towards submissions for regulatory approvals, in Phase 3 clinical development, or advancing towards Phase 3 clinical development. Four of our five programs have Breakthrough Therapy Designation.

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

Our lead program is in Phase 3, developing lonafarnib, a first-in-class prenylation inhibitor, boosted with ritonavir, for the treatment of Hepatitis Delta Virus (HDV) infection, the most severe form of human viral hepatitis, for which there is currently no approved therapy. The pivotal Phase 3 D-LIVR study (n=400) is ongoing and enrolling patients. The study spans twenty countries and approximately one hundred sites and has potential to generate data for two lonafarnib-based ritonavir-boosted regimens for approval. An all-oral arm of lonafarnib boosted with ritonavir and a combination arm of lonafarnib boosted with ritonavir combined with pegylated interferon-alfa-2a will each be compared to placebo. We are also developing lonafarnib monotherapy for treatment of Progeria and Progeroid Laminopathies. In December 2019, we initiated submission of a New Drug Application (NDA) to the Food & Drug Administration (FDA) under the rolling review process and plan to complete the submission in the first quarter of 2020. We also submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) in March 2020, which was granted accelerated assessment. Progeria, also known as Hutchinson-Gilford Progeria Syndrome (HGPS), and Progeroid Laminopathies, are ultra-rare and rapidly fatal genetic conditions of accelerated aging in children.

Peginterferon lambda (lambda) is our second program treating HDV. Lambda is a well-characterized, late-stage, first in class, type III interferon. We previously reported Phase 2 LIMT (lambda mono therapy) study results (n=33) that demonstrated a 36% durable virologic response at 24 weeks post-treatment. In the LIFT study, HDV patients were treated with a combination of our two proprietary products, lambda and lonafarnib boosted by ritonavir. The inter end-of-study results reported in November 2019 showed that >50% of patients were HDV RNA undetectable or below limit of quantitation (BLQ) at Week 24 and 95% of patients achieved the primary end point of >2 log decline in HDV RNA at Week 24. Adverse events were mostly mild to moderate.

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

Avexitide has also demonstrated proof of concept for treatment of Congenital Hyperinsulinism (CHI), an ultra-rare pediatric metabolic genetic disorder.

We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception, and we do not anticipate that we will achieve profitability in the near term. Our net losses were $70.3 million, $52.4 million, and $42.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $241.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Recent Developments

Lonafarnib for Treatment of Progeria and Progeroid Laminopathies

Submitted Marketing Authorization Application (MAA) to European Medicines Agency (EMA) and Granted Accelerated Assessment

In March 2020, we submitted the MAA to the EMA for lonafarnib for the treatment of Progeria and Progeroid Laminopathies. We also received notice of accelerated assessment, which was granted accelerated assessment.

Peginterferon Lambda (lambda) for Treatment HDV Infection

Completed End of Phase 2 Meeting with FDA for lambda as a monotherapy for treatment of HDV infection

In February 2020, we completed a positive End of Phase 2 Meeting with FDA for lambda as a monotherapy for treatment of HDV infection. We have agreement with FDA on a Phase 3 study design and endpoints and expect to finalize scientific advice with EMA and the global development plan for lambda in 2020.

Appointment of Industry Veteran Eldon Mayer as Executive Vice President and Chief Commercial Officer

On January 7, 2020 we announced the appointment of Eldon Mayer as Executive Vice President and Chief Commercial Officer. We concurrently announced that Mr. Mayer has resigned from our Board to focus on his new role as a member of the executive team.

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

The largest component of our operating expenses has historically been the investment in clinical trials, including contract manufacturing arrangements, clinical trial material related costs and other research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Product candidates:
Lonafarnib	$37,775	$21,647	$4,284
Avexitide	3,834	3,009	3,173
Lambda	1,935	1,945	3,892
Ubenimex	—	4,116	11,921
Internal research and development costs	8,247	6,374	6,249
Total research and development expense	$51,791	$37,091	$29,519

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

Other (Expense) Income, Net

Other (expense) income, net in 2019 is not material.

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

Stock-Based Compensation

We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. We record forfeitures when they occur.

The Black-Scholes option-pricing model includes the following assumptions:

Expected Term. Our expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Expected Volatility. Since we have only been publicly traded for a short period and do not have adequate trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle, or area of specialty. Beginning in the third quarter of 2019, as we had been publicly traded for four and a half years, we began to layer in our historical volatility in the calculation of expected volatility.

Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

Expected Dividend. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

Prior to adoption of ASU 2018-07, Compensation—Stock Compensation (Topic 718), on January 1, 2018, stock options granted to non-employee consultants were recorded at fair value and remeasured at the end of each period as they vest using the Black-Scholes option-pricing model. After the adoption of ASU 2018-07, we elected to use the contractual term to determine the non-employee awards’ fair value at the grant date. The contractual term of options granted under the Plan is ten years. Our Board of Directors determined the fair value of each share of underlying common stock based on the closing price of our common stock as reported by the Nasdaq Global Market on the date of grant.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,		Increase / (Decrease)	% Change
	2019	2018
Operating expenses:
Research and development	$51,791	$37,091	$14,700	40%
General and administrative	17,113	13,956	3,157	23%
Total operating expenses	68,904	51,047	17,857	35%
Loss from operations	(68,904)	(51,047)	(17,857)
Interest expense	(3,406)	(2,329)	(1,077)	46%
Interest income	2,073	997	1,076	108%
Other expense, net	(15)	(12)	(3)	25%
Net loss	$(70,252)	$(52,391)	$(17,861)	34%

Research and development expenses

Research and development expenses increased by $14.7 million to $51.8 million for the year ended December 31, 2019, from $37.1 million for the same period in 2018. The increase was primarily due to a $12.3 million increase in contract manufacturing and clinical expenditures due to increased clinical program activity, a $1.2 million increase in compensation and personnel related expenses due to an increase in headcount to support clinical programs, a $1.0 million in regulatory expenses for the UPenn/CHOP agreement, and a $0.3 million increase in other regulatory related expenses. The increase was partially offset by a $0.2 million decrease in allocated facility related expenses.

General and administrative expenses

General and administrative expenses increased by $3.1 million to $17.1 million for the year ended December 31, 2019, from $14.0 million for the same period in 2018. The increase was primarily due to a $1.6 million increase in compensation and personnel related expenses, including stock-based compensation, due to an increase in headcount, a $1.0 million increase in outside services for legal, consulting, advisory and accounting services, and a $0.5 million increase in insurance expenses.

Interest expense

Interest expense increased by $1.1 million to $3.4 million for the year ended December 31, 2019, from $2.3 million for the same period in 2018. Interest expense primarily increased due to the additional funds borrowed under the Oxford Loan in 2018 and 2019.

Interest income

Interest income increased by $1.1 million to $2.1 million for the year ended December 31, 2019, from $1.0 million for the same period in 2018. The increase was primarily due to a higher invested cash balance.

Sources of Liquidity

As of December 31, 2019, we had $39.4 million of cash and cash equivalents, $55.6 million of short-term debt securities and an accumulated deficit of $241.4 million. We believe that the currently available resources will be sufficient to fund our operations for at least the next 12 months following the issuance date of these consolidated financial statements. However, if our anticipated operating results are not achieved in future periods, we believe that planned expenditures may need to be reduced or we would be required to raise funding in order to fund our operations.

In December 2019, we filed a shelf registration statement on Form S-3 (File No. 333-235655) with the Securities and Exchange Commission which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock, preferred stock, debt securities and warrants. Up to a maximum of $50.0 million of the maximum aggregate offering price of $150.0 million may be issued and sold pursuant to an ATM financing facility under a sales agreement with Jefferies LLC.

As of December 31, 2019, an aggregate of approximately $150.0 million of securities remain available for issuance by us under the shelf registration statements, including up to approximately $50.0 million of our common stock that we may offer and sell, from time to time, at our discretion, through Jefferies LLC as our sales agent under the ATM financing facility sales agreement.

In March 2019, we entered into the third amendment to the Oxford Loan (the Amended Oxford Loan) to refinance the Oxford Loan. The Amended Oxford Loan increased the aggregate amount available to be borrowed to $35.0 million and extended the maturity date to March 1, 2024. At the time of entering into the Amended Oxford Loan, we borrowed an additional $6.7 million in principal under the Amended Oxford Loan, which increased the total amount borrowed to $30.0 million (Amended Tranche A). The remaining $5.0 million (Amended Tranche B) will be available to us upon the latest to occur of (i) achievement of positive lonafarnib Phase 3 HDV topline data sufficient to file new drug application (Clinical Milestone) and (ii) January 1, 2021.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(63,614)	$(42,671)
Investing activities	(16,471)	(29,085)
Financing activities	58,196	100,983
Net (decrease) increase in cash and cash equivalents	$(21,889)	$29,227

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2019 was $63.6 million and primarily consisted of a net loss of $70.3 million and amortization of debt securities discounts of $0.5 million, which was partially offset by $5.7 million of stock-based compensation expense, $0.7 million of non-cash interest related to amortization of debt discount and $0.4 million of amortization of operating lease right-of-use assets. Additionally, cash used in operating activities reflected changes in net operating assets due to an increase of $3.7 million in prepaid expenses and other current assets primarily due to the timing of payments and an increase of $2.1 million in other assets primarily due to an increase in long-term deposits to IQVIA, which was partially offset by an increase of $6.2 million in accounts payable and accrued liabilities primarily associated with increase in business activity.

Cash used in operating activities for the year ended December 31, 2018 was $42.7 million and primarily consisted of a net loss of $52.4 million and amortization of debt securities discounts of $0.4 million, which was partially offset by $5.0 million of stock-based compensation expense, $0.6 million of non-cash interest related to amortization of debt discount, and $0.4 million expense related to the vesting of common stock issued under the Product Development Agreement. Additionally, cash used in operating activities reflected changes in net operating assets due to an increase of $5.0 million in accounts payable, accrued liabilities, and other long term liabilities primarily associated with increase in business activity, which was partially offset by an increase of $0.8 million in prepaid expenses and other current assets primarily due to the timing of payments, and an increase of $0.1 million in other non-current assets.

Cash flows from investing activities

Cash used in investing activities for the year ended December 31, 2019 was $16.5 million. The net cash decrease was primarily due to $96.3 million purchases of debt securities and $0.5 million purchases of property and equipment, which was partially offset by $80.3 million proceeds from maturities of debt securities.

Cash used in investing activities for the year ended December 31, 2018 was $29.1 million. The net cash decrease was primarily due to $57.2 million purchases of debt securities and $0.1 million purchases of property and equipment, which was partially offset by $28.2 million proceeds from maturities of debt securities.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2019 was $58.2 million and primarily consisted of $53.2 million of net proceeds from the issuance of common stock upon public offering, $4.0 million of  proceeds from borrowings, net of repayments, in connection with the Oxford Loan, and $0.8 million of proceeds from the issuance of common stock upon stock option exercises.

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

Contractual Obligations and Other Commitments

Leases and Term Loan

Refer to Notes 8 and 13 to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for a description of our contractual obligations at December 31, 2019.

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

Oxford Finance Term Loan

On December 30, 2016, we entered into an aggregate $25.0 million loan with Oxford Finance LLC (the Oxford Loan). We borrowed $15.0 million in December 2016 (Tranche A), $5.0 million in May 2018 (Tranche B), and $5.0 million in August 2018 (Tranche C). The Oxford Loan bears interest at a floating rate per annum equal to the greater of either the 30-day U.S. Dollar LIBOR reported in the Wall Street Journal plus 6.41% or 6.95%, with interest only payments through July 1, 2018 followed by 36 equal monthly payments of principal and interest until maturity at July 1, 2021. Upon the receipt of Tranche B in May 2018, the interest only period for borrowed funds was extended by six months until February 1, 2019, followed by 30 equal monthly payments of principal plus accrued interest. In addition, at the time of final payment of Tranche B, we were required to pay an additional exit fee of $0.1 million. On March 5, 2019, we entered into the third amendment to the Oxford Loan (the Amended Oxford Loan) to refinance the Oxford Loan. The Amended Oxford Loan increased the aggregate amount available to be borrowed to $35.0 million and extended the maturity date to March 1, 2024. On March 5, 2019, prior to entering into the Amended Oxford Loan, the outstanding balance of the Oxford Loan was $23.3 million. At the time of entering into the Amended Oxford Loan, we borrowed an additional $6.7 million in principal under the Amended Oxford Loan, which increased the total amount borrowed to $30.0 million (Amended Tranche A). The remaining $5.0 million (Amended Tranche B) will be available to us upon the latest to occur of (i) achievement of positive lonafarnib Phase 3 HDV topline data sufficient to file new drug application (Clinical Milestone) and (ii) January 1, 2021.

The Amended Oxford Loan bears interest at a floating rate per annum equal to the greater of either the 30-day U.S. Dollar LIBOR reported in the Wall Street Journal plus 6.64% or 9.15%. The Amended Oxford Loan has an interest only period until April 1, 2021, followed by 36 equal monthly payments of principal and interest. Upon the receipt of Amended Tranche B, the interest only period for borrowed funds will be extended by one year until April 1, 2022, followed by 24 equal monthly payments of principal plus accrued interest. At the time of final payment, we are required to pay an exit fee of 7.5% of the original principal balance of borrowed funds, or $2.3 million. In addition, we are required to pay an additional exit fee of $1.0 million.

The loan is secured by perfected first priority liens on our assets, including our commitment to not allow any liens to be placed upon our intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. As of December 31, 2019, we did not meet a customary affirmative reporting covenant. In March 2020, we received a full waiver for such breach from Oxford.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC and do not have any holdings in variable interest entities.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements adopted and not yet adopted for the year ended December 31, 2019.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Eiger BioPharmaceuticals, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Eiger BioPharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

San Francisco, California

March 13, 2020

Eiger BioPharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$39,373	$61,262
Debt securities, available-for-sale	55,621	39,091
Prepaid expenses and other current assets	5,390	1,492
Total current assets	100,384	101,845
Property and equipment, net	590	167
Operating lease right-of-use assets	1,654	—
Other assets	2,511	436
Total assets	$105,139	$102,448
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,414	$5,830
Accrued liabilities	10,001	4,194
Current portion of operating lease liabilities	534	—
Total current liabilities	16,949	10,024
Long term debt, net	30,390	25,620
Operating lease liabilities	1,320	—
Other long term liabilities	—	212
Total liabilities	48,659	35,856
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized as of December 31, 2019 and 2018; 24,523,381 and 19,211,759 shares issued and outstanding as of December 31, 2019 and 2018, respectively	24	19
Additional paid-in capital	297,863	237,795
Accumulated other comprehensive income (loss)	42	(25)
Accumulated deficit	(241,449)	(171,197)
Total stockholders’ equity	56,480	66,592
Total liabilities and stockholders’ equity	$105,139	$102,448

See accompanying notes to the consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Operating expenses:
Research and development	$51,791	$37,091	$29,519
General and administrative	17,113	13,956	12,001
Total operating expenses	68,904	51,047	41,520
Loss from operations	(68,904)	(51,047)	(41,520)
Interest expense	(3,406)	(2,329)	(1,524)
Interest income	2,073	997	410
Other (expense) income, net	(15)	(12)	186
Net loss	$(70,252)	$(52,391)	$(42,448)
Net loss per common share, basic and diluted	$(3.08)	$(3.84)	$(4.86)
Weighted-average common shares outstanding, basic and diluted	22,785,611	13,634,152	8,727,935

See accompanying notes to the consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(70,252)	$(52,391)	$(42,448)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale debt securities, net	67	(22)	12
Comprehensive loss	$(70,185)	$(52,413)	$(42,436)

See accompanying notes to the consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2016	8,356,659	$8	$117,086	$(15)	$(76,358)	$40,721
Issuance of common stock upon public offering, net of $376 of issuance costs	2,143,525	3	19,797	—	—	19,800
Issuance of common stock upon ESPP purchase	16,186	—	142	—	—	142
Issuance of common stock upon stock option exercise	10,229	—	52	—	—	52
Stock-based compensation expense	—		4,243	—	—	4,243
Unrealized gain on debt securities, net	—	—	—	12	—	12
Net loss	—	—	—	—	(42,448)	(42,448)
Balance at December 31, 2017	10,526,599	$11	$141,320	$(3)	$(118,806)	$22,522
Issuance of common stock upon public offering, net of $5,357 of issuance costs	8,510,918	8	90,634	—	—	90,642
Issuance of common stock upon ESPP purchase	17,508	—	96	—	—	96
Issuance of common stock upon stock option exercise	41,208	—	310	—	—	310
Issuance of common stock under Product Development Agreement	115,526	—	428	—	—	428
Stock-based compensation expense	—	—	5,007	—	—	5,007
Unrealized gain on debt securities, net	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(52,391)	(52,391)
Balance at December 31, 2018	19,211,759	$19	$237,795	$(25)	$(171,197)	$66,592
Issuance of common stock upon public offering, net of $3,731 of issuance costs	5,175,000	5	53,189	—	—	53,194
Issuance of common stock upon ESPP purchase	15,701	—	130	—	—	130
Issuance of common stock upon stock option exercise	120,921	—	844	—	—	844
Vesting of common stock under Product Development Agreement	—	—	226	—	—	226
Stock-based compensation expense	—	—	5,679	—	—	5,679
Unrealized gain on debt securities, net	—	—	—	67	—	67
Net loss	—	—	—	—	(70,252)	(70,252)
Balance at December 31, 2019	24,523,381	$24	$297,863	$42	$(241,449)	$56,480

See accompanying notes to the consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net loss	$(70,252)	$(52,391)	$(42,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	68	54	41
Amortization of debt securities discounts	(467)	(426)	(53)
Stock-based compensation	5,679	5,007	4,243
Non-cash interest expense	723	592	366
Gain on intellectual property sale	—	—	(200)
Amortization of operating lease right-of-use assets	418	—	—
Common stock issued under Product Development Agreement	226	428	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,698)	(780)	(131)
Other assets	(2,075)	(124)	(169)
Accounts payable	584	2,647	544
Accrued liabilities	5,610	2,110	(565)
Operating lease liabilities	(430)	—	—
Other long term liabilities	—	212	—
Net cash used in operating activities	(63,614)	(42,671)	(38,372)
Investing Activities
Purchase of debt securities available-for-sale	(96,267)	(57,193)	(24,524)
Proceeds from maturities of debt securities available-for-sale	80,271	28,250	47,025
Proceeds from intellectual property sale	—	—	200
Purchase of property and equipment	(475)	(142)	(44)
Net cash (used in) provided by investing activities	(16,471)	(29,085)	22,657
Financing Activities
Proceeds from issuance of common stock upon public offering, net of issuance costs	53,194	90,642	19,800
Proceeds from borrowings in connection with term loan, net of issuance costs	6,627	9,935	—
Repayment of accrued exit fee and second amendment fee	(913)	—	—
Repayment of term loan	(1,667)	—	—
Proceeds from issuance of common stock upon ESPP purchase	130	96	142
Proceeds from issuance of common stock upon stock option exercises	844	310	52
Payment of deferred offering costs	(19)	—	—
Net cash provided by financing activities	58,196	100,983	19,994
Net (decrease) increase in cash and cash equivalents	(21,889)	29,227	4,279
Cash and cash equivalents at beginning of year	61,262	32,035	27,756
Cash and cash equivalents at end of year	$39,373	$61,262	$32,035
Supplemental disclosure of cash flow information:
Interest paid	$2,638	$1,652	$1,038

See accompanying notes to the consolidated financial statements.

Eiger Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business

Eiger BioPharmaceuticals, Inc. (the Company or Eiger) was incorporated in the State of Delaware on November 6, 2008. Eiger is a late-stage biopharmaceutical company focused on the development and commercialization of well-characterized drugs for life-threatening, rare and ultra-rare diseases with high unmet medical needs and no approved therapies. Eiger has reported positive proof-of-concept clinical results in four programs: lonafarnib monotherapy, lonafarnib boosted with ritonavir, peginterferon lambda monotherapy and in combination with lonafarnib boosted with ritonavir, and avexitide, all with first-in-class drugs, now advancing into submission for regulatory approvals or Phase 3 clinical development.

Eiger’s lead program is in Phase 3, developing lonafarnib, a first-in-class prenylation inhibitor, boosted with ritonavir, for the treatment of Hepatitis Delta Virus (HDV) infection, the most severe form of human viral hepatitis for which there is currently no approved therapy. The Company is also developing lonafarnib monotherapy for treatment of Progeria and Progeroid Laminopathies. Progeria, also known as Hutchinson-Gilford Progeria Syndrome (HGPS), and Progeroid Laminopathies, are ultra-rare and rapidly fatal genetic conditions of accelerated aging in children. Peginterferon lambda (lambda) is the Company’s second program treating HDV. Lambda is a well-characterized, late-stage, first in class, type III interferon. The Company is developing avexitide, a well-characterized peptide, as a treatment for post-bariatric hypoglycemia (PBH). PBH is a debilitating and potentially life-threatening condition for which there is currently no approved therapy. Avexitide has also demonstrated clinical proof of concept for treatment of Congenital Hyperinsulinism (CHI), an ultra-rare pediatric metabolic disorder.

The Company’s principal operations are based in Palo Alto, California and it operates in one segment.

Liquidity

As of December 31, 2019, the Company had $95.0 million of cash, cash equivalents and investments, comprised of $39.4 million of cash and cash equivalents and $55.6 million of debt securities available-for-sale. The additional $5.0 million will be available to the Company under the Amended Oxford Loan upon the latest to occur of (i) achievement of positive lonafarnib Phase 3 HDV topline data sufficient to file new drug application and (ii) January 1, 2021 (Note 8). The Company had an accumulated deficit of $241.4 million and negative cash flows from operating activities as of December 31, 2019. The Company expects to continue to incur losses for the next several years.

Management believes that the currently available resources will be sufficient to fund its operations for at least the next 12 months following the issuance date of these consolidated financial statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Eiger BioPharmaceuticals, Inc. and its wholly owned subsidiaries, EBPI Merger Inc., EB Pharma LLC, Eiger BioPharmaceuticals Europe Limited, and EigerBio Europe Limited, have been prepared in accordance with accounting principles generally accepted in the United States of America, (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (the SEC) for annual reporting. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to clinical trial accrued liabilities, stock-based compensation, operating lease liabilities and income taxes. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Through December 31, 2019, the Company has not impaired any long-lived assets.

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

Leases

The Company has a real estate lease for its office space in Palo Alto, California. The Company determines the initial classification and measurement of its right-of-use assets (ROU assets) and lease liabilities at the lease commencement date and thereafter if modified. The lease term includes any renewal options and termination options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its incremental borrowing rate. The incremental borrowing rate is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment.

Rent expense for operating leases is recognized on a straight-line basis, unless the operating lease ROU assets have been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the consolidated statements of operations. For operating leases that reflect impairment, the Company will recognize the amortization of the operating lease ROU assets on a straight-line basis over the remaining lease term with rent expense still included in general and administrative expenses in the consolidated statements of operations.

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

Research and Development Costs

Research and development costs are expensed as incurred and consist of payroll expenses, stock-based compensation expense, lab supplies and allocated facility costs, as well as fees paid to third parties that conduct certain research and development and manufacturing activities on the Company’s behalf. Amounts incurred in connection with license and asset purchase agreements are also included in research and development expense.

Stock-Based Compensation

Stock-based awards to employees and directors, including stock options, are recorded at fair value as of the grant date using the Black-Scholes option pricing model and recognized as expense on a straight line-basis over the employee’s or director’s requisite service period (generally the vesting period). Stock-based awards to non-employees are recorded at their fair value as of the grant date, using the Black-Scholes option pricing model and recognized as expense over the period in which the related services are received. The determination of fair value for stock-based awards on the date of grant using an option pricing model requires management to make certain assumptions for Black-Scholes option pricing model inputs. The Company accounts for forfeitures of stock-based awards when they occur.

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

Internal Revenue Code Section 382 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event that the Company experiences a change of ownership, utilization of the net operating loss and tax credit carryforwards may be restricted.

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

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	December 31,
	2019	2018	2017
Options to purchase common stock	2,767,617	1,996,211	1,467,051
Warrants to purchase common stock	—	—	10,180
Total	2,767,617	1,996,211	1,477,231

Immaterial Error Correction

In connection with the preparation of the consolidated statements of operations for the year ended December 31, 2019, the Company identified immaterial errors in the calculation of the weighted-average number of common shares outstanding, basic and diluted, for the year ended December 31, 2018, resulting in an overstatement in the weighted average common shares outstanding and an understatement in the net loss per share, basic and diluted. These errors were revised as shown in the table below and are reflected in the revised prior period consolidated statement of operations and accompanying notes. The impact of the errors was as follows:

	Year Ended December 31, 2018
	As Reported	Adjustment	As Revised
Weighted average common shares outstanding, basic and diluted	13,711,034	(76,882)	13,634,152
Net loss per share, basic and diluted	$(3.82)	$(0.02)	$(3.84)

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheet. The new standard is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to Leases (Topic 842), which provides entities with an additional transition method. Under ASU No. 2018-11, entities have the option of recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Leases (Topic 842), which clarifies how to apply certain aspects of ASU 2016-02. Additionally, in March 2019, the FASB issued ASU No. 2019-01, Codification Improvements to Leases (Topic 842), which clarifies the transition disclosure requirements. The Company adopted this guidance on January 1, 2019 using the prospective transition method allowed per ASU 2018-11, and applied the standard only to leases that existed at that date. Under the prospective transition method, the Company does not need to restate the comparative period in transition and will continue to present financial information and disclosures for periods before January 1, 2019 in accordance with ASC Topic 840. The Company has elected the package of practical expedients allowed under ASC Topic 842, which permits the Company to account for its existing operating leases as operating leases under the new guidance, without reassessing the Company’s prior conclusions about lease identification, lease classification and initial direct cost. As a result of the adoption of the new lease accounting guidance, the Company recognized, on January 1, 2019, operating lease ROU assets of $2.0 million and operating lease liabilities of $2.2 million in the consolidated balance sheet. The adoption of the standard did not have an impact on the Company’s accumulated deficit and did not have a material impact on the consolidated statement of operations and the consolidated statement of cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The standard also removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The pronouncement is effective for the Company beginning January 1, 2021 with early adoption permitted. The Company early adopted this guidance in the fourth quarter of 2019. The adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. Additionally, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which defers the effective date for ASU No. 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for all periods beginning after December 15, 2018. The Company does not plan to early adopt and is currently in the process of evaluating the impact the standard will have on its consolidated financial statements.

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

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). At December 31, 2019 and 2018, the carrying amount of prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimate fair value due to their relatively short maturities. Management believes the terms of its long term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s debt securities consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of December 31, 2019 and 2018.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$35,854	$—	$—	$35,854
Corporate debt securities	—	16,644	—	16,644
Commercial paper	—	7,457	—	7,457
U.S. government bonds	—	31,520	—	31,520
Total	$35,854	$55,621	$—	$91,475

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$45,441	$—	$—	$45,441
Corporate debt securities	—	23,474	—	23,474
Commercial paper	—	15,617	—	15,617
Total	$45,441	$39,091	$—	$84,532

There were no financial liabilities as of December 31, 2019 and 2018.

The following tables summarize the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses (in thousands):

	December 31, 2019
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$35,854	$—	$—	$35,854
Total cash equivalents	$35,854	$—	$—	$35,854
Debt securities:
Corporate debt securities	$16,633	$11	$—	$16,644
Commercial paper	7,457	—	—	7,457
U.S. government bonds	31,489	31	—	31,520
Total debt securities	$55,579	$42	$—	$55,621

	December 31, 2018
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$45,441	$—	$—	$45,441
Total cash equivalents	$45,441	$—	$—	$45,441
Debt securities:
Corporate debt securities	$23,489	$1	$(16)	$23,474
Commercial paper	15,627	—	(10)	15,617
Total debt securities	$39,116	$1	$(26)	$39,091

As of December 31, 2019, the contractual maturity of the available-for-sale debt securities is less than one year. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of December 31, 2019, the Company did not recognize any other-than-temporary impairment losses. All debt securities with unrealized losses have been in a loss position for less than 12 months.

4.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2019	2018
Computer equipment and software	$160	$138
Furniture	111	98
Leasehold improvements	61	56
Lab equipment	36	36
Construction in progress	436	—
Total property and equipment	804	328
Less: accumulated depreciation	(214)	(161)
Property and equipment, net	$590	$167

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $68,000, $54,000 and $41,000, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Contract research costs	$5,288	$2,191
Contract manufacturing costs	2,510	—
Compensation and related benefits	1,707	1,705
Consulting costs	97	258
Franchise tax	40	40
Other	359	—
Total accrued liabilities	$10,001	$4,194

5.	License, Collaboration, and Product Development Agreements

License Agreement with the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia

In May 2019, the Company entered into a license agreement (the UPenn/CHOP Agreement) with the Trustees of the University of Pennsylvania (UPenn) and the Children’s Hospital of Philadelphia (CHOP), under which the Company obtained an exclusive, royalty-bearing, worldwide license to develop, manufacture and sell certain Glucagon Like Peptide-1 (GLP-1) receptor antagonist(s) products to treat all human and animal conditions. The Company also obtained an exclusive, royalty-bearing, sublicenseable, worldwide license to certain data developed by CHOP. The Company is responsible for the development and commercialization of the licensed products at its sole cost and expense.

As part of the consideration for the rights granted to the Company under the UPenn/CHOP Agreement, the Company paid UPenn a one-time, non-refundable issue fee of $1.0 million, which is recorded in research and development expenses for the year ended December 31, 2019. In addition, the Company is obligated to pay UPenn a specified annual license maintenance fee, up to $2.5 million in certain regulatory milestones, and up to $18.0 million in commercial milestones. The Company will also be required to pay UPenn a flat royalty in the low-single digits on net sales of all licensed products by the Company, subject to specified reductions and offsets, and specified minimum annual royalty payments. The Company’s obligation to pay royalties expires on a product-by-product and country-by-country basis, on the later of: (i) the expiration of the last valid claim in the licensed patents in any country, or (ii) the tenth anniversary of the first commercial sale of the product in such country. No milestones have been achieved as of December 31, 2019.

The Company may terminate the UPenn/CHOP Agreement in its entirety for any reason by providing prior written notice to UPenn and CHOP. UPenn or CHOP may terminate the UPenn/CHOP Agreement, upon a written notice, for the Company’s failure to achieve the specified diligence milestones within the specified periods, subject to the Company’s extension rights.

IQVIA General Services Agreement

On November 7, 2018, the Company entered into a General Services Agreement (the GSA) with IQVIA RDS, Inc. (IQVIA), pursuant to which the Company will receive professional services for the project management of the phase III EIG-LNG-011 clinical trial (the Study). The services are to be provided through November 2021. As consideration, the Company agreed to pay $14.2 million for the professional services to be performed and $12.2 million for pass-through and miscellaneous expense over the term of the GSA. The GSA can be terminated by either party due to material health risk to the Study, a material breach, or by the Company without cause with 45 days prior written notice.

Product Development Agreement

On August 11, 2018, the Company entered into a Product Development Agreement and a First Project Agreement (the Product Agreements), pursuant to which the Company will receive development program support services for its hepatitis Delta virus (HDV) program. The services are to be provided from July 1, 2018 through the completion of the Phase 3 Clinical Study Reports and the subsequent new drug application (NDA) filing. As consideration, the Company has committed to pay fees of approximately $10.0 million in cash and stock over four years, including approximately $0.8 million for expert consultant fees and pass through costs to vendors, plus certain incentive-based regulatory milestone fees up to $1.0 million. As part of the aggregate payment, the Company issued 115,526 shares of common stock subject to quarterly vesting requirements related to performance of the services and achievement of budget timeline set forth in the Product Agreements. The Product Agreements can be terminated by either party due to material breach or by the Company without cause with 90 days prior written notice. As of December 31, 2019, the Company recognized research and development expense of $0.2 million related to the shares issued under the Product Agreements. Additionally, as of December 31, 2019, the total unrecognized compensation expense related to unvested restricted shares was $0.5 million, which the Company expects to recognize over an estimated weighted-average period of 2.3 years.

Progeria Research Foundation (PRF) Collaboration Agreement

On May 15, 2018, the Company entered into a Collaboration and Supply Agreement (the PRF Collaboration Agreement) with PRF. Under the PRF Collaboration Agreement, the parties agreed to collaborate with respect to the development and pursuit of regulatory approval of lonafarnib for the treatment of progeria and progeroid laminopathies in humans. PRF granted the Company a non-exclusive, world-wide, royalty-free, sub-licensable license pertaining to all intellectual property and data controlled by PRF to prepare and file any NDA for a product containing lonafarnib for progeria and progeroid laminopathies. The Company is obligated to: (i) exclusively supply lonafarnib to PRF for use in clinical trials and non-clinical research in progeria and progeroid laminopathies at the Company’s expense, (ii) prepare and be the sponsor of any NDA submission for lonafarnib for the treatment of progeria and progeroid laminopathies to the FDA, (iii) use commercially reasonable efforts to file a NDA for progeria and progeroid laminopathies by a specified date, (iv) submit a rare pediatric disease designation and a request for expedited approval in connection with a NDA filing, (v) establish a patient support program in progeria and progeroid laminopathies, and (vi) use commercially reasonable efforts to develop a pediatric formulation of lonafarnib for use in progeria and progeroid laminopathies.

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

Clinigen Master Service Agreement

On April 26, 2018, the Company entered into a master service agreement with Clinigen Healthcare Ltd. (Clinigen) in anticipation of its obligations under the PRF Collaboration Agreement to establish an Expanded Access Program (EAP) for children with progeria and progeroid laminopathies. On May 23, 2018, the Company entered into the first statement of work (SOW) under the agreement. Pursuant to the SOW, Clinigen became an authorized non-exclusive worldwide distributor of lonafarnib, the unlicensed pharmaceutical product (the Product). The Company is responsible for supply of the Product to Clinigen, and Clinigen is responsible for providing the Product to patients as part of the patient support program. Clinigen is also obligated to set up, manage and close-out the patient support program. The agreement will continue on a country-by-country basis until the Product is commercially available in that country.

Bristol-Meyers Squibb License Agreement

On April 20, 2016, the Company and Bristol-Myers Squibb Company (BMS) entered into a License Agreement (the BMS License Agreement) and a Common Stock Purchase Agreement (the BMS Purchase Agreement).

Under the BMS License Agreement, BMS granted the Company an exclusive, worldwide, license to research, develop, manufacture, and sell products containing PEG-interferon Lambda-1a (the Licensed Product) for all therapeutic and diagnostic uses in humans and animals. The Company is responsible for the development and commercialization of the Licensed Product at its sole cost and expense. The Company paid BMS $2.0 million and issued 157,587 shares of its common stock at an aggregate fair value of $3.2 million in April 2016. The BMS License Agreement also includes development and regulatory milestone payments totaling $61.0 million and commercial sales milestones of up to $128.0 million. The Company is obligated to pay BMS annual net sales royalties in the range of mid-single to mid-teens, depending on net sales levels. The next potential milestone relating to this agreement is a $3.0 million payment, payable if and when the Company is able to successfully demonstrate proof of concept, as defined by the BMS License Agreement, in a Phase 2 clinical trial or if and when the Company initiates a Phase 3 clinical trial. If the milestone is triggered on the initiation of a Phase 3 clinical trial, the amount payable increases by $5.0 million.

Merck License Agreement

In September 2010, the Company entered into an exclusive license agreement with Schering Corporation, subsequently acquired by Merck & Co., Inc. (Merck), which provides the Company with the exclusive right to develop, manufacture, and sell products containing the compounds lonafarnib for the treatment of all human viruses except certain specified viruses such as hepatitis B and hepatitis C alone. As part of consideration, the Company issued 27,350 shares of common stock with a fair value of $0.5 million. The Company is obligated to pay Merck up to an aggregate of $27.0 million in development milestones and will be required to pay tiered royalties based on aggregate annual net sales of all licensed products ranging from mid-single to low double-digit royalties on net sales. In May 2015, the first regulatory milestone was achieved and the Company paid the related milestone payment of $1.0 million to Merck. No additional milestones have been achieved as of December 31, 2019.

On May 15, 2018, the Company entered into an amendment to the exclusive license agreement with Merck, which provides for expansion of the existing exclusively licensed field of use under the license agreement with Merck to include all uses of lonafarnib related to the treatment of Hutchinson-Gilford Progeria Syndrome (HGPS or Progeria) in humans at no cost to the Company. The Company has the sole responsibility and the continuing obligation for the manufacture and supply of lonafarnib to the PRF. Merck will not receive milestone payments in relation to lonafarnib for the treatment of progeria and progeroid laminopathies or any royalty payments for sales of a specified quantity of lonafarnib to treat the currently estimated progeria and progeroid laminopathies patient population worldwide.

6.	Asset Purchase Agreements and Related License Agreements

EGI Asset Purchase Agreement

In December 2010, the Company entered into an asset purchase agreement with Eiger Group International, Inc. (EGI). Dr. Jeffrey Glenn, a founder and director of the Company, is the sole owner of EGI. Pursuant to the agreement, the Company purchased all of the assets including the intellectual property rights related to the use of farnesyl transferase inhibitors as anti-viral agents and methods to treat viral infections with those inhibitors and inhibitors of prenylation, prenyl cysteine methyltranferase and a protease as anti-viral agents and methods to treat viral infection with those inhibitors. The Company paid EGI an upfront payment of $0.4 million when the agreement was executed in December 2010. Additionally, the Company will pay EGI a low single-digit royalty based on aggregate annual net sales of products developed using the intellectual property. Within the first ten years after commercialization, the Company may make a one-time payment of $0.5 million for each contract for the three types of product related to such intellectual property that would reduce the payment term for the three products to the tenth anniversary of the first commercial sale. The obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of either when the product is no longer sold in any country or the earliest of the tenth anniversary of the first commercial sale of the product. As of December 31, 2019, the product has not achieved regulatory approval.

Avexitide Purchase Agreement and Related Stanford License Agreement

In September 2015, the Company entered into an asset purchase agreement with two individuals, Dr. Tracey McLaughlin and Dr. Colleen Craig, (the Sellers), whereby the Company purchased all of the assets related to the compound avexitide (formerly known as exendin 9-39) including any related intellectual property from the Sellers (the Exendin APA). The Company also entered into a consulting agreement with the Sellers as part of the agreement. The Company issued 15,378 shares of common stock that were valued at $0.2 million and with the option to purchase 46,134 shares of common stock with an exercise price of $2.06 per share when the agreement was executed in September 2015.

Of the 46,134 options to purchase common stock, 15,378 shares vest monthly over four years as services are provided by the Sellers and 30,756 vest upon the earlier of the first commercial sale of the product or the approval of new drug application by the U.S. Food and Drug Administration (the milestone-vested options).

On March 22, 2016, immediately following the closing of the merger, the Company issued additional top-up options to the Sellers to purchase an aggregate of 48,544 shares of common stock, pursuant to the terms of the Exendin APA, with an exercise price of $17.25 per share. The top-up options consist of both time-vested and milestone-vested options.

The fair value of the time-vested options is recognized as stock-based compensation expense as the awards vest over time. The fair value of the milestone-vested options will be recognized as research and development expense when it is probable that the earliest milestone will be achieved at their fair value as of the ASU 2018-07 adoption date. During the years ended December 31, 2019, 2018 and 2017, the Company recognized $0.1 million, $0.1 million and $44,000 of compensation expense related to the time-vested options, respectively. No expense was recognized for the milestone vested options during the years ended December 31, 2019, 2018 and 2017.

The Company is also obligated to pay development milestone payments in an aggregate amount of up to $1.0 million to each Seller. Additionally, the Company is obligated to pay each Seller royalties of low single-digits based on aggregate annual net sales of all products developed based on avexitide, subject to certain reductions and exceptions. The Company’s obligation to pay royalties expires on the expiration of the last to expire patent assigned to the Company under the agreement. Additionally, the Company has assumed the license agreement the Sellers had previously entered into with the Board of Trustees of the Leland Stanford Junior University (Stanford). The Company is obligated to pay a royalty to Stanford in the low single-digits on annual net sales after the first commercial sale of any products developed based on avexitide. As of December 31, 2017, upon the successful completion of the Phase 2 trials, the development milestone was achieved and the Company paid the related milestone payment of $0.1 million to each of the Sellers.

7.	Sale of Assets

In May 2017, the Company and Theragene Pharmaceuticals, Inc. (Theragene) entered into an asset purchase agreement (Theragene APA), whereby the Company sold all of the assets related to MYDICAR including any related intellectual property for a cash payment of $0.2 million and 475,000 shares of common stock of Theragene. At any time after the Theragene APA execution date and until Theragene has received cumulative gross proceeds of $4.0 million (Proceeds Date) from all equity financing transactions occurring after the Theragene APA execution date, if Theragene issues additional shares of its common stock without consideration or for a consideration per share less than $6.00 per share then Theragene will issue additional shares of its common stock to the Company concurrently with such issue, in an amount such that the per share consideration multiplied by the aggregate number of common stock shares issued to the Company will equal $2.85 million. Additionally, the Company may exercise a put option at any time after the Proceeds Date, where upon written notice from the Company, Theragene will repurchase the 225,000 shares of its common stock held by the Company (Option Shares) at an aggregate purchase price equal to the greater of $1.35 million or the aggregate fair market value of the Option Shares as of the date of the receipt notice. The Company is also eligible to receive contingent consideration up to a maximum $45.0 million in cash, based upon Theragene achieving certain specified future milestones. In addition, the Company is also eligible to receive up to 8% royalties on net sales of any future Theragene products covered by or involving the related patents or know-how until the 20th anniversary of the Theragene APA.

The Company has determined that the sale of the MYDICAR assets qualify as an asset sale and not a business.

During the year ended December 31, 2017, the Company received a cash payment of $0.2 million, which was recognized as other (expense) income, net in the consolidated statement of operations. Concurrently with the execution of the Theragene APA, the Company became the owner of 475,000 shares of common stock of Theragene and held a put option for 225,000 shares of common stock of Theragene, which were recognized as a cost method investment with carrying value of zero. As of December 31, 2019, there was no change in the fair value of the Company’s equity investment in Theragene.

8.	Debt

In December 2016, the Company entered into an aggregate $25.0 million loan with Oxford Finance LLC (the Oxford Loan). The Company borrowed $15.0 million in December 2016 (Tranche A). In May 2018, the Company entered into an amendment to the Oxford Loan and borrowed $5.0 million (Tranche B). On August 3, 2018, the Company borrowed the remaining $5.0 million (Tranche C) under the Oxford Loan.

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

On March 5, 2019, the Company entered into the third amendment to the Oxford Loan (the Amended Oxford Loan) to refinance the Oxford Loan. The Amended Oxford Loan increased the aggregate amount available to be borrowed to $35.0 million and extended the maturity date to March 1, 2024. On March 5, 2019, prior to entering into the Amended Oxford Loan, the outstanding balance of the Oxford Loan was $23.3 million. At the time of entering into the Amended Oxford Loan, the Company borrowed an additional $6.7 million in principal under the Amended Oxford Loan, which increased the total amount borrowed to $30.0 million (Amended Tranche A). The remaining $5.0 million (Amended Tranche B) will be available to the Company upon the latest to occur of (i) achievement of positive lonafarnib Phase 3 HDV topline data sufficient to file new drug application (Clinical Milestone) and (ii) January 1, 2021.

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

The refinancing of the term loan did not have a material impact on terms, conditions, representations, warranties, covenants or agreements set forth in the Oxford Loan. The loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If the Company is unable to comply with these covenants or if the Company defaults on any portion of the outstanding borrowings, the lenders can also impose a 5.0% penalty, restrict access to additional borrowings under the loan and security agreement, and accelerate the maturity of the debt. As of December 31, 2019, the Company did not meet a customary affirmative reporting covenant. In March 2020, the Company received a full waiver for such breach from Oxford.

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

The Company accounts for the amortization of the debt discount utilizing the effective interest method. Long-term debt and unamortized discount balances are as follows (in thousands):

	December 31,
	2019	2018
Face value of long term debt	$30,000	$25,000
Exit fee	3,277	1,960
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(2,887)	(1,340)
Long term debt, net	$30,390	$25,620

As of December 31, 2019, future minimum payments of principal, exit fee and interest expense under the Oxford Loan were as follows (in thousands):

Year ending December 31,
2020	$2,790
2021	10,051
2022	11,662
2023	10,734
2024	5,816
Total future payments	41,053
Less: unamortized interest	(7,776)
Less: exit fee	(2,887)
Face value of term loan	$30,390

9.	Stockholders’ Equity

Common Stock

The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the Board of Directors, subject to the prior rights of the convertible preferred stockholders. As of December 31, 2019, no dividends had been declared by the Board of Directors.

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

The Company had reserved shares of common stock for issuance as follows:

	December 31,
	2019	2018
Options issued and outstanding	2,767,617	1,996,211
Options available for future grants	823,598	755,337
Total	3,591,215	2,751,548

10.	Equity Incentive Plans

Restated 2013 Equity Incentive Plan

In June 2016, the Company’s Board of Directors adopted and in August 2016 the Company’s stockholders approved the Amended and Restated 2013 Equity Incentive Plan (the Restated 2013 Plan). Under the terms of the Restated 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. Under the terms of the Restated 2013 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and non-statutory stock options may not be less than 110% of fair market value, as determined by the Board of Directors. The terms of options granted under the Rested 2013 Plan may not exceed ten years. The vesting schedule of newly issued option grants is generally four years. As of December 31, 2019, the Company is authorized to issue up to 3,479,273 shares under the Restated 2013 Plan.

The following table summarizes stock option activity under both the Company’s stock-based compensation plans during the year ended December 31, 2019 (in thousands, except share and per share data):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	755,337	1,996,211	$11.80	7.54	$2,347
Additional options authorized	960,588
Granted	(1,170,750)	1,170,750	$13.06
Exercised		(120,921)	$7.61
Forfeited or cancelled	278,423	(278,423)	$15.52
Outstanding as of December 31, 2019	823,598	2,767,617	$12.14	7.94	$8,218
Vested and exercisable as of December 31, 2019		1,397,413	$11.90	7.15	$4,685

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock of $14.90 as of December 31, 2019.

The aggregate intrinsic value of stock options exercised in 2019, 2018 and 2017 was $0.6 million, $0.2 million and $0.1 million, respectively.

During the years ended December 31, 2019, 2018 and 2017, the Company granted employee stock options for the purchase of 1,141,750, 799,500 and 579,700 shares of the Company’s common stock, respectively, with a weighted-average grant date fair value of $8.98, $7.50 and $7.66 per share, respectively. During the years ended December 31, 2019, 2018 and 2017, the Company granted non-employee stock options for the purchase of 29,000, 68,000, and 72,500 shares of the Company’s common stock, respectively. The total grant date fair value of options that vested during the years ended December 31, 2019, 2018 and 2017 was $5.7 million, $4.7 million and $5.0 million, respectively.

The Company records stock-based compensation on stock options by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis.

The fair value of stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	5.27 - 6.08	5.27 - 6.08	5.27 - 6.08
Contractual term (in years)	10.00	9.67 - 9.84	6.00 - 10.00
Volatility	73.14% - 83.19%	84.00% - 95.00%	79.00% - 80.00%
Risk free interest rate	1.42% - 2.57%	1.67% - 2.68%	1.63% - 2.23%
Dividend yield	—	—	—

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term for employee options). Upon adoption of ASU 2018-07, the Company elected to use the contractual term to determine the non-employee award fair value at the grant date. The contractual term of options granted under the Restated 2013 Plan is ten years.

Expected Volatility: Since the Company does not have a long trading history for its common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, or stage in the life cycle. Beginning in the third quarter of 2019, as the Company had been publicly traded for four and a half years, the Company began to layer in its historical volatility in the calculation of expected volatility.

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

2013 Employee Stock Purchase Plan

In 2013, the Company’s board of directors adopted and in 2016, upon the merger with Celladon, the Company amended and approved the 2013 Employee Stock Purchase Plan (2013 ESPP). The 2013 ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the U.S. Internal Revenue Code and is administered by the Company’s board of directors.

The number of shares of common stock initially reserved for issuance under the 2013 ESPP was 100,000 shares with an automatic annual increase to the shares issuable under the 2013 ESPP to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, and (ii) 165,000 shares of common stock, unless a lower number determined by the board of directors. As of December 31, 2019, a total of 453,831 shares are reserved for issuance under the 2013 ESPP. The Company had 404,436 shares available for future issuance under the 2013 ESPP as of December 31, 2019. During the years ended December 31, 2019 and December 31, 2018, employees purchased 15,701 shares for $0.1 million and 17,508 shares for $0.1 million, respectively, under the 2013 ESPP.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized for options granted to employees and non-employees was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$1,550	$1,500	$1,214
General and administrative	4,129	3,507	3,029
Total stock-based compensation expense	$5,679	$5,007	$4,243

As of December 31, 2019, the total unrecognized compensation expense related to unvested options was $11.3 million, which the Company expects to recognize over an estimated weighted average period of 2.7 years.

11.	Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2019, 2018 and 2017. The Company has incurred net operating losses (NOL) for all the periods presented. The Company has not reflected any benefit of such NOL carryforwards in the accompanying consolidated financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	21.00%	21.00%	34.00%
Change in valuation allowance	(27.42)	(26.02)	(8.04)
Tax credits	7.27	5.52	5.10
State income taxes, net of federal benefit	0.25	0.27	0.36
Stock-based compensation	(0.89)	(0.77)	(1.06)
Other, net	(0.21)	—	—
Change in tax law	—	—	(30.36)
Provision (benefit) for income taxes	—%	—%	—%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$42,761	$30,268
Tax credits	7,157	12,536
Depreciation and amortization	1,602	1,526
Stock-based compensation	1,912	1,524
Accruals and reserves	319	381
Lease liabilities	389	—
Gross deferred tax assets	54,140	46,235
Valuation allowance	(53,793)	(46,235)
Total deferred tax assets	347	—
Deferred tax liabilities:
Right-of-use assets	(347)	—
Total deferred tax liabilities	(347)	—
Net deferred tax assets	$—	$—

Due to the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance as of December 31, 2019 and 2018. The net change in the valuation allowance for the years ended December 31, 2019 and 2018 increased by $7.6 million and $13.6 million, respectively.

As of December 31, 2019, the Company had approximately $195.8 million and $24.7 million, respectively, of federal and state NOL carryforwards available to reduce future taxable income that will begin to expire in 2030 and 2028, respectively, for federal and state tax purposes.

As of December 31, 2019, the Company also had research and development tax credit carryforwards of approximately $30,000 and $1.5 million for federal and state purposes, respectively, available to offset future taxable income tax. If not utilized, the federal carryforwards will expire in various amounts beginning in 2038, and the state credits can be carried forward indefinitely.

As of December 31, 2019, the Company also had orphan drug tax credit carryforwards of approximately $9.2 million for federal purposes available to offset future taxable income tax. If not utilized, the federal carryforwards will begin to expire in 2038.

The Company’s ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if the Company has experienced an ownership change under Section 382 of the Internal Revenue Code (the Code) of 1986, as amended. The Company’s merger with Celladon resulted in such an ownership change and, accordingly, Celladon’s NOL carryforwards and certain other tax attributes will be subject to further limitations on their use. The Company assessed whether it had an ownership change, as defined by Section 382 of the Code from its formation through August 5, 2019. Based upon this assessment, the Company experienced ownership changes on April 20, 2016 and October 18, 2018.  Due to these ownership changes, reductions were made to the Company’s NOL and tax credit carryforwards under these rules. Additional ownership changes in the future could result in additional limitations on the Company’s NOL and tax credit carryforwards.

Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement.

Uncertain Tax Positions

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$4,634	$3,218	$1,831
Additions based on tax positions related to prior year	—	(61)	—
Additions based on tax positions related to current year	2,443	1,477	1,387
Reductions based on tax positions related to prior year	(3,800)	—	—
Reductions based on tax positions related to current year	—	—	—
Balance at end of year	$3,277	$4,634	$3,218

If the $3.3 million of unrecognized tax benefits is recognized, there would not be an effect on the effective tax rate. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. As of December 31, 2019, the unrecognized tax benefits for uncertain tax positions were offset against deferred tax assets and would not affect the income tax rate if recognized due to the Company being in a full valuation allowance position.

The Company’s policy is to account for interest and penalties in tax expense on the statement of operations. The Company files income tax returns in the U.S. federal and state jurisdictions. All periods since inception are subject to examination by U.S. federal and state jurisdictions. There were no such interest or penalties during the years ended December 31, 2019, 2018 and 2017.

12.	Legal Matters

From time to time in the ordinary course of business the Company becomes involved in various lawsuits, claims and proceedings, including those pertaining to the defense and enforcement of the Company’s patent or other intellectual property rights and contractual rights. These proceedings are costly and time consuming. Additionally, successful challenges to the Company’s patent or other intellectual property rights through these proceedings could result in a loss of rights in the relevant jurisdiction and may allow third parties to use the Company’s proprietary technologies without a license from the Company or its collaborators. The outcome of such matters, which the Company believes, after consultation with legal counsel, will not have a material adverse effect on its financial condition, results of operations or liquidity. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results. All legal costs associated with litigation are expensed as incurred.

13.	Commitments and Contingencies

Lease Agreement

In October 2017, the Company entered into a non-cancelable operating facility lease agreement for 8,029 square feet of office space located at 2155 Park Blvd. in Palo Alto, California 94306. The lease commenced on March 1, 2018 and expires in February 2023. The lease has a three-year renewal option prior to expiration; however, the Company is not reasonably assured to exercise this option. The lease includes rent escalation clauses throughout the lease term. In October 2017, the Company provided a security deposit of $0.3 million. The Company also has additional operating leases that are included in its lease accounting but are not considered significant for disclosure.

The maturity of the Company’s operating lease liabilities as of December 31, 2019 and future minimum lease payments as of December 31, 2018 were as follows (in thousands):

Undiscounted lease payments	December 31, 2019	December 31, 2018
2019	$—	$593
2020	676	610
2021	674	629
2022	662	647
2023	113	109
Total undiscounted payments	2,125	$2,588
Less: imputed interest	271
Present value of future lease payments	1,854
Less: current portion of operating lease liabilities	534
Operating lease liabilities	$1,320

Rent expense recognized for the Company’s operating leases was $0.6 million, $0.8 million, and $0.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for the operating leases were $0.1 million for the year ended December 31, 2019.

The operating cash outflows for the operating lease liabilities were $0.6 million for the year ended December 31, 2019. As of December 31, 2019, the weighted-average remaining lease term and weighted-average discount rate were 3.1 years and 9.15%, respectively.

Other Commitments

The Company is obligated to make future payments to third parties under asset purchase and license agreements, including royalties and payments that become due and payable on the achievement of certain development and commercialization milestones. However, the amount and timing of these payments are not known.

14.	Related Party Transactions

As disclosed in Note 6, the Company entered into license agreements with EGI, which is owned by the founder of the Company.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

KPMG LLP, an independent registered public accounting firm, has audited the internal control over financial reporting of Eiger BioPharmaceuticals, Inc., as stated in their report which is included in Part II, Item 8 of this Form 10-K.

(a) Evaluation of Disclosure Controls and Procedures.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2019, the end of the period covered by this report.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

(c) Changes in Internal Control over Financial Reporting.

Except as otherwise described above under Management’s Report on Internal Control over Financial Reporting, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

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

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 13. Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

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

4.3**	Description of Registrant’s Securities.

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

10.9†

Asset Purchase Agreement, effective as of December 8, 2010, by and between Eiger BioPharmaceuticals, Inc. and Eiger Group International, Inc. (incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.10†

Asset Purchase Agreement, dated September 25, 2015, by and between Eiger BioPharmaceuticals, Inc. and Tracey McLaughlin and Colleen Craig (incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.11†

License Agreement, dated September 3, 2010, by and between Eiger BioPharmaceuticals, Inc. and Merck Corporation (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.12

Sublease Agreement, dated as of January 8, 2016, by and between Baker Hughes Oilfield Operations, Inc. and Eiger BioPharmaceuticals, Inc. (incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.13†

License Agreement, dated as of April 20, 2016, by and between Eiger BioPharmaceuticals, Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3/A (File No. 333-212114), filed with the SEC on August 2, 2016).

10.14

Common Stock Purchase Agreement, dated as of April 20, 2016, by and between Eiger BioPharmaceuticals, Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-3, as amended (File No. 333-212114) filed with the SEC on June 17, 2016).

10.15

Loan and Security Agreement, dated December 30, 2016, by and between Eiger BioPharmaceuticals, Inc. and Oxford Finance LLC (incorporate by reference to Exhibit 10.26 to the Annual report on Form 10-K (File No. 001-36183) filed with the SEC on March 23, 2017).

Exhibit Number	Description of Document

10.16

Standard Multi-Tenant Office Lease – Net, dated October 11, 2017, by and between Eiger BioPharmaceuticals, Inc. and the McDonald Family Co. LLC, and addendum thereto. (incorporated by reference to Exhibit 10.27 to the Annual report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2018).

10.17

First Amendment to Lease, dated April 26, 2018, by and between Eiger BioPharmaceuticals, Inc. and the McDonald Family Co. LLC (incorporated by reference to Exhibit 10.2 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on May 11, 2018).

10.18†

Amendment No. 6 to License Agreement, dated September 2, 2010, by and between Eiger BioPharmaceuticals, Inc. and Merck Sharp & Dohme Corp. (incorporated by reference to Exhibit 10.2 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on August 10, 2018).

10.19†

Collaboration and Supply Agreement, dated May 15, 2018, by and between Eiger BioPharmaceuticals, Inc. and The Progeria Research Foundation (incorporated by reference to Exhibit 10.3 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on August 10, 2018).

10.20

Second Amendment to Loan and Security Agreement, dated May 11, 2018, by and between Eiger BioPharmaceuticals, Inc. and Oxford Finance LLC (incorporated by reference to Exhibit 10.4 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on August 10, 2018).

10.21†

Product Development Agreement, dated July 1, 2018, by and between Eiger BioPharmaceuticals, Inc. and RRD International, LLC (incorporated by reference to Exhibit 10.1 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on November 9, 2018).

10.22

Common Stock Purchase Agreement, dated September 19, 2018, by and between Eiger BioPharmaceuticals, Inc. and RRD International, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on November 9, 2018).

10.23†

Product Assignment 1, dated July 1, 2018, by and between Eiger BioPharmaceuticals, Inc. and RRD International, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on November 9, 2018).

10.24

First Amendment to Loan and Security Agreement, dated August 24, 2017, by and between Eiger BioPharmaceuticals, Inc. and Oxford Finance LLC (incorporated by reference to Exhibit 10.38 to the Annual report on Form 10-K (File No. 001-36183) with the SEC on March 14, 2019).

10.25+

Amended and Restated Offer Letter Agreement, dated as of November 1, 2019, by and between Eiger BioPharmaceuticals, Inc. and David A. Cory (incorporated by reference to Exhibit 10.1 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on November 7, 2019).

10.26+

Amended and Restated Offer Letter Agreement, dated as of November 1, 2019, by and between Eiger BioPharmaceuticals, Inc. and Sriram Ryali (incorporated by reference to Exhibit 10.2 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on November 7, 2019).

10.27+

Amended and Restated Offer Letter Agreement, dated as of November 1, 2019, by and between Eiger BioPharmaceuticals, Inc. and Stephana E. Patton (incorporated by reference to Exhibit 10.3 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on November 7, 2019).

10.28+

Amended and Restated Offer Letter Agreement, dated as of November 1, 2019, by and between Eiger BioPharmaceuticals, Inc. and James Shaffer (incorporated by reference to Exhibit 10.4 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on November 7, 2019).

10.29*

License Agreement, dated as of May 10, 2019, by and among the Trustees of the University of Pennsylvania and The Children’s Hospital of Philadelphia and Eiger BioPharmaceuticals, Inc (incorporated by reference to Exhibit 10.5 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on November 7, 2019).

Exhibit Number	Description of Document

10.30*

Third Amendment to Loan and Security Agreement, dated March 5, 2019, by and between Eiger BioPharmaceuticals, Inc. and Oxford Finance LLC (incorporated by reference to Exhibit 10.3 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on May 9, 2019).

21.1	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Portions of this exhibit have been omitted as being immaterial and would be competitively harmful if publicly disclosed.
**	Filed herewith.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eiger BioPharmaceuticals, Inc.

Date: March 13, 2020	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: March 13, 2020	By:	/s/ Sriram Ryali
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David A. Cory David A. Cory	President and Chief Executive Officer (Principal Executive Officer)	March 13, 2020

/s/ Sriram Ryali Sriram Ryali	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2020

/s/ Thomas J. Dietz Thomas J. Dietz	Chairman of the Board of Directors	March 13, 2020

/s/ David Apelian David Apelian	Member of the Board of Directors	March 13, 2020

/s/ Evan Loh Evan Loh	Member of the Board of Directors	March 13, 2020

/s/ Jeffrey Glenn Jeffrey Glenn	Member of the Board of Directors	March 13, 2020

/s/ Christine Murray	Member of the Board of Directors	March 13, 2020
Christine Murray

/s/ Amit K. Sachdev	Member of the Board of Directors	March 13, 2020
Amit K. Sachdev