Form 10-Q
period 2020-03-31
Eiger BioPharmaceuticals, Inc.
filed 2020-05-07
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 25,056,402.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,629	$39,373
Debt securities, available-for-sale	54,978	55,621
Prepaid expenses and other current assets	4,858	5,390
Total current assets	82,465	100,384
Property and equipment, net	638	590
Operating lease right-of-use assets	1,539	1,654
Other assets	3,781	2,511
Total assets	$88,423	$105,139
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,873	$6,414
Accrued liabilities	4,009	10,001
Current portion of operating lease liabilities	551	534
Total current liabilities	13,433	16,949
Long-term debt, net	30,581	30,390
Operating lease liabilities	1,188	1,320
Total liabilities	45,202	48,659
Stockholders’ equity:
Common stock	24	24
Additional paid-in capital	299,849	297,863
Accumulated other comprehensive income	36	42
Accumulated deficit	(256,688)	(241,449)
Total stockholders’ equity	43,221	56,480
Total liabilities and stockholders’ equity	$88,423	$105,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Operating expenses:
Research and development	$9,481	$12,868
General and administrative	5,241	4,057
Total operating expenses	14,722	16,925
Loss from operations	(14,722)	(16,925)
Interest expense	(884)	(765)
Interest income	367	511
Other income (expense), net	—	(10)
Net loss	$(15,239)	$(17,189)
Net loss per common share, basic and diluted	$(0.62)	$(0.90)
Weighted-average common shares outstanding, basic and diluted	24,501,350	19,168,448

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(15,239)	$(17,189)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale debt securities, net	(6)	30
Comprehensive loss	$(15,245)	$(17,159)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	24,523,381	$24	$297,863	$42	$(241,449)	$56,480
Issuance of common stock upon exercise of stock options	2,895	—	30	—	—	30
Vesting of common stock issued under Product Development Agreement	—	—	53	—	—	53
Issuance of common stock upon ESPP purchase	11,332	—	83	—	—	83
Issuance of common stock upon offering at-the -market, net of issuance costs of $221	32,751	—	191	—	—	191
Stock-based compensation expense	—	—	1,629	—	—	1,629
Unrealized loss on debt securities, net	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(15,239)	(15,239)
Balance at March 31, 2020	24,570,359	$24	$299,849	$36	$(256,688)	$43,221

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	19,211,759	$19	$237,795	$(25)	$(171,197)	$66,592
Issuance of common stock upon exercise of stock options	41,546	—	65	—	—	65
Vesting of common stock issued under Product Development Agreement	—	—	56	—	—	56
Issuance of common stock upon ESPP purchase	7,138	—	59	—	—	59
Stock-based compensation expense	—	—	1,195	—	—	1,195
Unrealized gain on debt securities, net	—	—	—	30	—	30
Net loss	—	—	—	—	(17,189)	(17,189)
Balance at March 31, 2019	19,260,443	$19	$239,170	$5	$(188,386)	$50,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Operating activities
Net loss	$(15,239)	$(17,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36	13
Amortization of debt securities discounts	(38)	(121)
Non-cash interest expense	191	177
Amortization of operating lease right-of-use assets	115	97
Common stock issued under Product Development Agreement	53	56
Stock-based compensation	1,629	1,195
Change in operating assets and liabilities:
Prepaid expenses and other current assets	332	(1,102)
Other assets	(1,270)	(2,270)
Accounts payable	2,459	(307)
Accrued liabilities	(5,893)	669
Operating lease liabilities	(115)	(100)
Net cash used in operating activities	(17,740)	(18,882)
Investing activities
Purchase of debt securities available-for-sale	(23,933)	(1,943)
Proceeds from maturities of debt securities available-for-sale	24,608	18,800
Purchase of property and equipment	(23)	(1)
Net cash provided by investing activities	652	16,856
Financing activities
Proceeds from borrowings in connection with term loan, net of issuance costs	—	6,627
Repayment of accrued exit fee and second amendment fee	—	(913)
Repayment of term loan	—	(1,667)
Proceeds from issuance of common stock upon stock option exercises	30	65
Proceeds from issuance of common stock upon ESPP purchase	83	59
Issuance of common stock upon offering at-the-market, net of issuance costs	231	—
Net cash provided by financing activities	344	4,171
Net (decrease) increase in cash and cash equivalents	(16,744)	2,145
Cash and cash equivalents at beginning of period	39,373	61,262
Cash and cash equivalents at end of period	$22,629	$63,407

Supplemental disclosure of cash flow information:
Interest paid	$694	$777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Eiger BioPharmaceuticals, Inc. (the Company or Eiger) was incorporated in the State of Delaware on November 6, 2008. Eiger is a late-stage biopharmaceutical company focused on the development and commercialization of well-characterized drugs for life-threatening, rare and ultra-rare diseases with high unmet medical needs and no approved therapies. Eiger has reported positive proof-of-concept clinical results across five programs: lonafarnib monotherapy in Hutchinson-Gilford Progeria Syndrome (HGPS or Progeria) and Progeroid Laminopathies, lonafarnib boosted with ritonavir in Hepatitis Delta Virus (HDV), peginterferon lambda  (lambda) in HDV, and avexitide in both post-bariatric hypoglycemia (PBH) and congenital hyperinsulinism (CHI), all with first-in-class drugs, now under review for regulatory approvals, in Phase 3 clinical development, or advancing into Phase 3 development.

Eiger’s lead program is in Phase 3, developing lonafarnib, a first-in-class prenylation inhibitor, boosted with ritonavir, for the treatment of HDV infection, the most severe form of human viral hepatitis for which there is currently no approved therapy. The Company is also developing lonafarnib monotherapy for treatment of Progeria and Progeroid Laminopathies. Progeria and Progeroid Laminopathies are ultra-rare and rapidly fatal genetic conditions of accelerated aging in children. Lambda is the Company’s second program treating HDV and is Phase 3 ready. Lambda is a well-characterized, late-stage, first-in-class, type III interferon. The Company is developing avexitide, a well-characterized peptide, as a treatment for PBH, a debilitating and potentially life-threatening condition for which there is currently no approved therapy, and as a treatment CHI, an ultra-rare pediatric metabolic disorder.

The Company’s principal operations are based in Palo Alto, California and it operates in one segment.

Liquidity

As of March 31, 2020, the Company had $77.6 million of cash, cash equivalents and investments, comprised of $22.6 million of cash and cash equivalents and $55.0 million of debt securities available-for-sale. The Company had an accumulated deficit of $256.7 million and negative cash flows from operating activities as of March 31, 2020. The Company expects to continue to incur losses for the next several years.

In January and February 2020, the Company completed at-the-market offerings for a total of 32,751 shares of its common stock. The offerings were made under Eiger’s effective shelf registration statement and resulted in net proceeds to the Company of $0.4 million, after deducting commissions. The Company also incurred $0.2 million in offering expenses related to the registration statement and sales agreement, dated December 20, 2019, with Jefferies LLC.

Management believes that the currently available resources will be sufficient to fund its operations for at least the next 12 months following the issuance date of these unaudited condensed consolidated financial statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Eiger BioPharmaceuticals, Inc. and its wholly owned subsidiaries, EBPI Merger Inc., EB Pharma LLC, Eiger BioPharmaceuticals Europe Limited, and EigerBio Europe Limited have been prepared in accordance with accounting principles generally accepted in the United States of America, (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (the SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the three months ended March 31, 2020 or for any other interim period or for any other future year. The balance sheet as of December 31, 2019, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 13, 2020.

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

The Company elected the practical expedient to not separate lease and non-lease components. The Company’s non-lease components are primarily related to property maintenance and insurance, which varies based on future outcomes, and thus is recognized in general and administrative expenses when incurred.

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

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended
	March 31,
	2020	2019
Options to purchase common stock	3,736,288	2,722,171
Restricted stock units (unvested)	37,500	—
Total	3,773,788	2,722,171

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-13, Fair Value Measurement (Topic 820). The standard eliminates, modifies and adds disclosure requirements for fair value measurements. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The company adopted this guidance on January 1, 2020. The adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. Additionally, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which defers the effective date for ASU No. 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of the guidance on its financial statements.

In March 2020, the FASB issued ASU No. 2020-4, Reference Rate Reform (Topic 848). The standard provides optional expedients for facilitating the effects of the reference rate reform on financial reporting. For the Company, there are two applicable optional expedients for contract modifications permitted for contracts that are modified because of the reference rate reform and meet the scope guidance. The modifications of contracts within the scope of ASC Topic 470 should be accounted for prospectively adjusting the effective interest rate. The modifications of contracts within the scope of ASC Topic 842 should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required under ASC Topic 842  for modifications not accounted for as separate contracts. The pronouncement is effective for all entities as of March 12, 2020 through December 31, 2022. The Company plans to adopt upon the occurrence of such contract modification, but not later than December 31, 2022. The Company engaged in early-stage discussions with its lender and will assess the impact of the adoption once the contract is modified.

3.	Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of March 31, 2020 and December 31, 2019, the carrying amount of prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimate fair value due to their relatively short maturities. Management believes the terms of its long term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s debt securities consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of March 31, 2020 and December 31, 2019.

There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$15,810	$—	$—	$15,810
Corporate debt securities	—	21,473	—	21,473
Commercial paper	—	7,494	—	7,494
U.S. treasury bills	—	19,996	—	19,996
U.S. government bonds	—	11,015	—	11,015
Total	$15,810	$59,978	$—	$75,788

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$35,854	$—	$—	$35,854
Corporate debt securities	—	16,644	—	16,644
Commercial paper	—	7,457	—	7,457
U.S. government Bonds	—	31,520	—	31,520
Total	$35,854	$55,621	$—	$91,475

There were no financial liabilities as of March 31, 2020 and December 31, 2019.

The following tables summarize the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses (in thousands):

	March 31, 2020
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$15,810	$—	$—	$15,810
U.S. treasury bills	4,996	4	—	5,000
Total cash equivalents	$20,806	$4	$—	$20,810
Debt securities:
Corporate debt securities	$21,520	$—	$(47)	$21,473
Commercial paper	7,494	—	—	7,494
U.S. treasury bills	14,937	59	—	14,996
U.S. government bonds	10,995	20	—	11,015
Total debt securities	$54,946	$79	$(47)	$54,978

	December 31, 2019
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$35,854	$—	$—	$35,854
Total cash equivalents	$35,854	$—	$—	$35,854
Debt securities:
Corporate debt securities	$16,633	$11	$—	$16,644
Commercial paper	7,457	—	—	7,457
U.S. government bonds	31,489	31	—	31,520
Total debt securities	$55,579	$42	$—	$55,621

As of March 31, 2020 and December 31, 2019, the contractual maturity of the available-for-sale debt securities is less than one year. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three months ended March 31, 2020, the Company did not recognize any other-than-temporary impairment losses. All debt securities with unrealized losses have been in a loss position for less than 12 months.

4.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Contract research costs	$2,566	$5,288
Compensation and related benefits	942	1,707
Contract manufacturing costs	315	2,510
Other	186	496
Total accrued liabilities	$4,009	$10,001

5.	Product Development Agreement

Product Development Agreement

On August 11, 2018, the Company entered into a Product Development Agreement and a First Project Agreement (the Product Agreements), pursuant to which the Company will receive development program support services for its HDV program. The services are to be provided from July 1, 2018 through the completion of the Phase 3 Clinical Study Reports and the subsequent new drug application (NDA) filing. As consideration, the Company has committed to pay fees of approximately $10.0 million in cash and stock over four years, including approximately $0.8 million for expert consultant fees and pass through costs to vendors, plus certain incentive-based regulatory milestone fees up to $1.0 million. As part of the aggregate payment, the Company issued 115,526 shares of common stock subject to quarterly vesting requirements related to successful performance of the services and achievement of budget timeline set forth in the Product Agreements. The Product Agreements can be terminated by either party due to material breach or by the Company without cause with 90 days prior written notice. For the three months ended March 31, 2020, the Company recognized research and development expense of $0.1 million related to the shares issued under the Product Agreements. Additionally, as of March 31, 2020, the total unrecognized compensation expense related to unvested restricted shares was $0.4 million, which the Company expects to recognize over an estimated weighted-average period of 2.0 years.

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

On March 5, 2019, the Company entered into the third amendment to the Oxford Loan (the Amended Oxford Loan) to refinance the Oxford Loan. The Amended Oxford Loan increased the aggregate amount available to be borrowed to $35.0 million and extended the maturity date to March 1, 2024. On March 5, 2019, prior to entering into the Amended Oxford Loan, the outstanding balance of the Oxford Loan was $23.3 million. At the time of entering into the Amended Oxford Loan, the Company borrowed an additional $6.7 million in principal under the Amended Oxford Loan, which increased the total amount borrowed to $30.0 million (Amended Tranche A). The remaining $5.0 million (Amended Tranche B) is available to the Company provided that certain milestones are achieved by February 2021. The Company does not currently expect to draw down Amended Tranche B.

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

The Company accounts for the amortization of the debt discount utilizing the effective interest method. Long-term debt and unamortized discount balances are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Face value of long-term debt	$30,000	$30,000
Exit fee	3,277	3,277
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(2,696)	(2,887)
Long-term debt, net	$30,581	$30,390

7.	Stock-Based Compensation

The following table summarizes stock option activity under the Company’s stock-based compensation plan during the three months ended March 31, 2020 (in thousands, except option and share data):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	823,598	2,767,617	$12.14	7.94	$8,218
Additional options authorized	1,226,169	—
Granted	(1,014,150)	1,014,150	$7.05
Restricted stock units granted	(37,500)	—
Exercised	—	(2,895)	$10.22
Canceled and forfeited	42,584	(42,584)	$12.04
Outstanding as of March 31, 2020	1,040,701	3,736,288	$10.76	8.19	$1,644
Vested and exercisable as of March 31, 2020		1,568,410	$11.97	6.90	$728

During the three months ended March 31, 2020 and 2019, the Company granted stock options for the purchase of 1,014,150 and 781,750 shares of the Company’s common stock, respectively, with a weighted-average grant date fair value of $4.54 and $9.59 per share for the three months ended March 31, 2020 and 2019, respectively.

The Company records stock-based compensation of stock options granted by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizes the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Expected term (in years)	5.27-6.08	5.27-6.08
Contractual term (in years)	10.00	10.00
Volatility	73.00%-76.00%	79.62%-81.04%
Risk free interest rate	0.46%-1.37%	2.34%-2.57%
Dividend yield	—	—

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$389	$365
General and administrative	1,240	830
Total	$1,629	$1,195

As of March 31, 2020, the total unrecognized compensation expense related to unvested options was $14.0 million, which the Company expects to recognize over an estimated weighted average period of 3.0 years.

Restricted Stock Units

In the first quarter of 2020, the Company revised its non-employee director compensation policy to approve the granting of restricted stock units (RSUs) in accordance with the Restated 2013 Equity Incentive Plan (the Restated 2013 Plan). Each eligible director who has served for less than six months during the prior calendar year and continues to serve as a non-employee member of the board is granted RSUs, which are pro-rated for the period served during the prior calendar year.

The RSUs granted to non-employee directors will begin vest on the one-year anniversary of the grant date, subject to the eligible director’s continuous services through the vesting date, and will vest in full upon a change in control, as defined under the Restated 2013 Plan. For RSU’s granted to employees during the three months ended March 31, 2020, the vesting will begin on the one-year anniversary through the two-year anniversary of the grant date. The fair value of all RSUs are measured at the grant date based on the closing market price of the Company’s common stock and is recognized as stock-based compensation expense on a straight-line basis over the vesting period.

For the three months ended March 31, 2020, the Company granted 37,500 RSUs with a weighted-average grant date fair value of $6.95 per share. The Company recognized $20,000 in stock-based compensation expense, which is included in general and administrative expenses. As of March 31, 2020, the total unrecognized compensation expense related to unvested RSUs was $0.2 million, which the Company expects to recognize over an estimated weighted-average period of 1.1 years.

8.	Income Taxes

The Company did not record tax expense for the three months ended March 31, 2020 and 2019 due to the Company’s loss position and full valuation allowance.

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

The maturity of the Company’s operating lease liabilities as of March 31, 2020 were as follows (in thousands):

Undiscounted lease payments	March 31, 2020
2020	520
2021	674
2022	662
2023	113
Total undiscounted payments	1,969
Less: imputed interest	230
Present value of future lease payments	1,739
Less: current portion of operating lease liabilities	551
Operating lease liabilities	$1,188

Rent expense recognized for the Company’s operating leases was $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for the operating leases were insignificant for the three months ended March 31, 2020 and 2019.

The operating cash outflows for the operating lease liabilities were $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, the weighted-average remaining lease term were 2.9 years and 3.1 years; and weighted-average discount rate were 9.15% and 9.15%, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of Eiger’s financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our consolidated financial statements and related notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this report.

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

Overview

We are a late-stage biopharmaceutical company focused on the development and commercialization of well-characterized drugs for serious, rare and ultra-rare diseases with high unmet medical needs and no approved therapies. We have reported positive proof-of-concept clinical results across all our programs, now under review for regulatory approvals, in Phase 3 clinical development, or advancing into Phase 3 development. Four of our five programs have Breakthrough Therapy Designation.

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

Our lead program is in Phase 3, developing lonafarnib, a first-in-class prenylation inhibitor, boosted with ritonavir, for the treatment of Hepatitis Delta Virus (HDV) infection, the most severe form of human viral hepatitis, for which there is currently no approved therapy. The pivotal Phase 3 D-LIVR study (n=400) is ongoing and enrolling patients. The study spans twenty countries and approximately one hundred sites and has potential to generate data for two lonafarnib-based ritonavir-boosted regimens for approval. An all-oral arm of lonafarnib boosted with ritonavir and a combination arm of lonafarnib boosted with ritonavir combined with pegylated interferon-alfa-2a will each be compared to placebo. We are also developing lonafarnib monotherapy for treatment of Progeria and Progeroid Laminopathies. In March 2020, we submitted a New Drug Application (NDA) to the Food & Drug Administration (FDA) and a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA), which was granted accelerated assessment. The MAA has been validated by the EMA and is now under review. Progeria and Progeroid Laminopathies are ultra-rare and rapidly fatal genetic conditions of accelerated aging in children.

Peginterferon lambda (lambda) is our second program treating HDV and is Phase 3 ready. Lambda is a well-characterized, late-stage, first in class, type III interferon. We previously reported Phase 2 LIMT (lambda monotherapy) study results (n=33) that demonstrated a 36% durable virologic response (DVR), or below the limit of quantification (BLQ), at 24 weeks post-treatment. In the Phase 2 LIFT study, HDV patients were treated with a combination of our two proprietary products, lambda and lonafarnib boosted by ritonavir. The interim end-of-study results reported in November 2019 showed that >50% of patients were HDV RNA undetectable or BLQ at Week 24 and 95% of patients achieved the primary end point of >2 log decline in HDV RNA at Week 24. Adverse events were mostly mild to moderate.

We are developing avexitide, a well-characterized peptide, as a treatment for PBH, a debilitating and potentially life-threatening condition for which there is currently no approved therapy. We have completed four clinical studies demonstrating proof of concept in 54 patients suffering from severe, refractory PBH, and expects to have FDA guidance on a potential Phase 3 trial by year-end 2019.

Avexitide has also demonstrated proof of concept for treatment of CHI, an ultra-rare pediatric metabolic genetic disorder.

We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception, and we do not anticipate that we will achieve profitability in the near term. Our net losses were $15.2 million and $17.2 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $256.7 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Recent Developments

Update on Impact of COVID-19 Pandemic on Clinical Development Activities and Business Operations

We have taken proactive steps to ensure the safety of patients and the integrity of our HDV Phase 3 D-LIVR trial. We now anticipate that the COVID-19 pandemic will shift the completion of D-LIVR enrollment into 2021. We have adequate clinical drug product supply for the D-LIVR study and do not anticipate any interruption in availability of study drug to patients.

We do not currently anticipate that regulatory reviews of our submitted NDA and MAA, by the FDA and EMA, respectively, for lonafarnib for Progeria and Progeroid Laminopathies will be impacted by COVID-19. We also do not anticipate any impact to our planned commercial launch, including availability of commercial drug supply.

We have put into place remote operations and new policies, which are in-line with local, state and federal guidelines, to maintain the safety and well-being of our employees, while working to maintain business continuity as this unprecedented global situation continues to evolve. We will continue to monitor the situation closely, including its potential effect on our clinical development plans and timelines.

First COVID-19 Patients Dosed with Peginterferon Lambda (lambda) in Investigator Sponsored Studies

On April 30, 2020, we announced that the first patients were dosed in a Phase 2 study of lambda in outpatients with mild COVID-19 at the Stanford University School of Medicine.  The Stanford study is one of six international, investigator sponsored studies evaluating lambda in COVID-19. Eiger has been involved in protocol development, regulatory interactions and is providing lambda clinical drug supply. Collectively, up to 400 patients are expected be enrolled and dosed across international sites. These studies will assess lambda's ability to reduce COVID-19 replication and limit virus transmission.

Lonafarnib for Treatment of Progeria and Progeroid Laminopathies

In March 2020, we completed submission to the FDA of an NDA for the treatment of Progeria and Progeroid Laminopathies. The FDA previously granted Breakthrough Therapy Designation, which enables eligibility for Priority Review, if relevant criteria are met.

We also submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA), which was granted accelerated assessment. The MAA has received validation from EMA and is under review.

Lambda for Treatment HDV Infection

In March 2020, we completed a positive Scientific Advice Meeting with the EMA for lambda as a monotherapy for treatment of HDV infection. We previously completed a successful End of Phase 2 meeting with the FDA in February, and now have agreement from both agencies on a single pivotal Phase 3 study design and endpoints.

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

The largest component of our operating expenses has historically been the investment in clinical trials, including contract manufacturing arrangements, clinical trial material related costs and other research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Product candidates:
Lonafarnib	$6,568	$10,515
Avexitide	706	167
Lambda	608	220
Internal research and development costs	1,599	1,966
Total research and development expense	$9,481	$12,868

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

The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in timely developing and achieving regulatory approval for our product candidates. The probability of success of our product candidates may be affected by numerous factors, including clinical data, competition, intellectual property rights, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.  The COVID-19 pandemic presents additional risks and uncertainties associated with developing drugs, including:

•	delays in trial activities and patient enrollment or diversion of healthcare resources as a result of the evolving effects of the COVID-19 pandemic or otherwise;
•	production shortages or other supply interruptions in clinical trial materials resulting from the evolving effects of the COVID-19 pandemic or otherwise;
•	our ability to hire and retain key research and development personnel;

•	the scope, rate of progress, results and expense of our ongoing, as well as any additional, clinical trials and other research and development activities; and
•	the timing and receipt of any regulatory approvals.

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

Accrued Research and Development Costs

We record accrued expenses for estimated costs of research and development activities conducted by external service providers, which include the conduct of clinical research and contract formulation and manufacturing activities. We record the estimated costs of development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in accrued liabilities in the unaudited condensed consolidated balance sheet and within research and development expense in the unaudited condensed consolidated statements of operations. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these external service providers.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates.

Stock-Based Compensation

We recognize compensation costs related to stock options and restricted stock units based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value of stock options, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. We record forfeitures when they occur.

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

We use the contractual term to determine the non-employee awards’ fair value at the grant date. The contractual term of options granted under the Plan is ten years. Our Board of Directors determined the fair value of each share of underlying common stock based on the closing price of our common stock as reported by the Nasdaq Global Market on the date of grant.

We estimate the fair value of restricted stock units based on the closing market price of our common stock on the date of grant and the resulting stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,		$	%
	2020	2019	Change	Change
Operating expenses:
Research and development	$9,481	$12,868	$(3,387)	(26%)
General and administrative	5,241	4,057	1,184	29%
Total operating expenses	14,722	16,925	(2,203)	(13%)
Loss from operations	(14,722)	(16,925)	2,203
Interest expense	(884)	(765)	(119)	16%
Interest income	367	511	(144)	(28%)
Other income (expense), net	—	(10)	10	(100%)
Net loss	$(15,239)	$(17,189)	$1,950	(11%)

Research and development expenses

Research and development expenses decreased by $3.4 million to $9.5 million for the three months ended March 31, 2020, from $12.9 million for the same period in 2019. The decrease was primarily due to a $3.3 million decrease in contract manufacturing and clinical expenditures due to decreased program activity.

General and administrative expenses

General and administrative expenses increased by $1.1 million to $5.2 million for the three months ended March 31, 2020, from $4.1 million for the same period in 2019. The increase was primarily due to a $0.9 million increase in compensation and personnel related expenses, including stock-based compensation expense due to an increase in headcount, a $0.1 million increase in insurance expenses and a $0.1 million increase in outside legal, consulting, advisory and accounting services.

Interest expense

Interest expense increased by $0.1 million to $0.9 million for the three months ended March 31, 2020 from $0.8 million for the same period in 2019. Interest expense primarily increased due to the additional funds borrowed under the Oxford Loan in March 2019.

Interest income

Interest income decreased by $0.1 million to $0.4 million for the three months ended March 31, 2020 from $0.5 million for the same period in 2019. The decrease was primarily due to a lower invested cash balance.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2020, we had $22.6 million of cash and cash equivalents, $55.0 million of debt securities available-for-sale and an accumulated deficit of $256.7 million. In January and February 2020, we completed at-the-market offerings for a total of 32,751 shares of our common stock. The offerings were made under our effective shelf registration statement and resulted in net proceeds to us of $0.4 million, after deducting commissions. We also incurred $0.2 million in offering expenses related to the registration statement and sales agreement, dated December 20, 2019, with Jefferies LLC.

We believe that the currently available resources will be sufficient to fund our operations for at least the next 12 months following the issuance date of these unaudited condensed consolidated financial statements. However, if our anticipated operating results are not achieved in future periods, we believe that planned expenditures may need to be reduced or we would be required to raise funding in order to fund our operations. Additionally, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

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

We plan to continue to fund losses from operations and capital funding needs through future equity and/or debt financings, as well as potential additional collaborations or strategic partnerships with other companies. As a result of economic conditions, general global economic uncertainty, political change and other factors, including the ongoing COVID-19 pandemic, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. The sale of additional equity or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to delay, make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(17,740)	$(18,882)
Net cash provided by investing activities	652	16,856
Net cash provided by financing activities	344	4,171
Net (decrease) increase in cash and cash equivalents	$(16,744)	$2,145

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2020 was $17.7 million, which primarily consisted of a net loss of $15.2 million, which was partially offset by stock-based compensation expense of $1.6 million, non-cash interest expense of $0.2 million, amortization of operating lease right-of-use assets of $0.1 million and common stock issued under Product Development Agreement of $0.1 million. Additionally, cash used in operating activities reflected changes in net operating assets due to a decrease of $5.9 million in accrued liabilities and an increase of $1.3 million in other assets primarily due to an increase in long-term deposits to IQVIA, which was partially offset by an increase of $2.5 million in accounts payable and a decrease of $0.3 million in prepaid expenses and other current assets due to the timing of payments.

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

Cash flows from investing activities

Cash provided by investing activities was $0.7 million for the three months ended March 31, 2020, which primarily consisted of $24.6 million of proceeds from maturities of debt securities, partially offset by $23.9 million of purchases of debt securities.

Cash provided by investing activities was $16.9 million for the three months ended March 31, 2019, which primarily consisted of $18.8 million of proceeds from maturities of debt securities, partially offset by $1.9 million of purchases of debt securities.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2020 was $0.3 million, which primarily consisted of $0.2 million of proceeds from issuance of common stock upon offering at-the-market, net of all issuance costs, and $0.1 million of proceeds from purchases of common stock under our ESPP.

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

Contractual Obligations and Other Commitments

Our contractual obligations as of March 31, 2020 have not changed from what we presented in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2020, the end of the period covered by this report.

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

As of March 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of March 31, 2020, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

Except as otherwise described above under Management’s Report on Internal Control over Financial Reporting, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on From 10Q, and in our other public filings. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on From 10Q and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

Risks Related to our Financial Condition, Integration and Capital Requirements

We have incurred losses since our inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the three months ended March 31, 2020 and 2019, we reported a net loss of $15.2 million and $17.2 million, respectively. As of March 31, 2020, we had an accumulated deficit of $256.7 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including manufacturing of clinical supplies, conducting clinical studies and providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and debt facilities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect losses to increase as regulatory reviews of our submitted NDA and MAA of lonafarnib in Progeria and Progeroid Laminopathies progress towards potential approvals and as we advance our clinical development programs in various clinical studies, particularly the D-LIVR pivotal study to support the submission of an NDA for lonafarnib for use in a hepatitis D virus indication. We may need significant additional resources in order to aggressively move lonafarnib forward successfully based on the discussions with the FDA. It may be several years, if ever, before we complete pivotal clinical studies and have a product candidate approved for commercialization. We expect to invest significant funds into our clinical candidates to advance these compounds to potential regulatory approval.

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

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. We cannot assure you that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of product candidates to meet our projected plans. If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially affect our business, financial condition, and results of operations.

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

To date, we have invested substantially all of our efforts and financial resources to identify, acquire, and develop our portfolio of product candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more of these product candidates. We completed the submission of an NDA to the FDA in March 2020 for lonafarnib in Progeria and Progeroid Laminopathies. We submitted the MAA to the EMA in March 2020, which was granted accelerated assessment and validated by the EMA. We currently generate no revenue from sales of any drugs, and we may never be able to develop or commercialize a product candidate. In addition, to the extent that we receive regulatory approval for lonafarnib in Progeria and Progeroid Laminopathies, we expect our commitment to provide access for patients with Progeria and Progeroid Laminopathies for no or minimal cost to those patients to result in a loss to us.

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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to lonafarnib, lambda, avexitide and any other product candidate that we may develop in the future are subject to extensive regulation in the United States. Prior to the recent submission of our NDA for lonafarnib for the treatment of Progeria and Progeroid Laminopathies, we had not submitted an application for approval or obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner. FDA may not accept our NDA for filing and instead issue a refusal-to-file letter or we could decide to withdraw our NDA if we determine that it will not be accepted for filing, which indicates that the NDA is not sufficiently complete so as to permit substantive review by the agency. Even if accepted for filing, we may receive requests for additional information during FDA’s review of the NDA or the FDA may request advisory committee input, which may be unfavorable to approval and may adversely impact our stock price. FDA may extend or be unable to meet its PDUFA goal date for the NDA, and may issue a complete response letter, rather than an approval.

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

The eligibility criteria of our planned clinical studies may further limit the available eligible study participants as we expect to require that patients have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical studies. We may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical studies in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical studies, and the willingness of physicians to participate in our planned clinical studies. Additionally, we may experience delays in patient enrollment for our clinical trials as a result of the evolving COVID-19 global pandemic. For example, certain clinical study sites that were scheduled to open have been delayed in activating and other sites have suspended randomization of subjects and if this continues longer than anticipated, the D-LIVR trial may be delayed further than anticipated. If patients are unwilling to participate in our clinical studies for any reason, the timeline for conducting studies and obtaining regulatory approval of our product candidates may be delayed.

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

•	delays in obtaining required Institutional Review Board (IRB) approval at each clinical study site;
•	failure to permit the conduct of a study by regulatory authorities, after review of an investigational new drug (IND) or equivalent foreign application or amendment;

•	delays in recruiting qualified patients, or patients dropping out of, in our clinical studies, including as a result of the evolving COVID-19 global pandemic;
•	failure by clinical sites or our CROs or other third parties to adhere to clinical study requirements or report complete findings;
•	failure to perform the clinical studies in accordance with the FDA’s GCP requirements, or applicable foreign regulatory guidelines;
•	occurrence of adverse events associated with our product candidates;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	the cost of clinical studies of our product candidates;
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

With respect to our lonafarnib program, we procured an inventory of product from Merck to supply our initial clinical study needs. In 2016, we transferred the manufacturing of drug substance and drug product to our third-party contractors. The material used for lonafarnib HDV pivotal trials and Progeria clinical studies are sourced from Eiger-controlled CMOs. These same vendors are currently under development for commercial qualification. Materials used for our avexitide clinical trials are also sourced from CMOs. Our vendors have successfully made GMP batches for our clinical studies. If these CMOs are not able to provide us with sufficient quantities of drug substance and drug product for our clinical trials or in support of our commercialization of potential products on a timely basis, or at all, whether due to production shortages or other supply interruptions resulting from the ongoing COVID-19 pandemic or otherwise, our clinical trials or regulatory approval may be delayed, or could impair our ability to generate revenue from the sale of such product candidate.

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

As of March 31, 2020, we had 27 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

The withdrawal of the United Kingdom from the EU, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU.

On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted for the U.K. to leave the EU. The U.K’s withdrawal from the EU is commonly referred to as Brexit. The U.K. and the EU agreed to a withdrawal agreement (the Withdrawal Agreement) pursuant to which the U.K. formally left the EU on January 31, 2020. Under the Withdrawal Agreement, the U.K. is subject to a transition period until December 31, 2020 (the Transition Period), during which EU rules will continue to apply. Due to the current COVID-19 global pandemic, negotiations between the U.K. and the EU. scheduled for March are either being postponed or occurring in a reduced forum via video conference. There is, therefore, an increased likelihood that the Transition Period may need to be extended beyond December 31, 2020 (although it remains the position of the U.K. government that it will not be extended).

Since a significant proportion of the regulatory framework in the U.K. applicable to our business and our product candidates is derived from EU directives and regulations, Brexit, following the Transition Period, could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. or the EU. For example, as a result of the uncertainty surrounding Brexit, the European Medicines Agency (EMA) relocated to Amsterdam from London. Following the Transition Period, the U.K. will no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA and, unless a specific agreement is entered into, a separate process for authorization of drug products, including our product candidates, will be required in the U.K., the potential process for which is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the U.K. or the EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the EU, or we may incur expenses in establishing a manufacturing facility in the EU in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the U.K. or the EU for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the U.K. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

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

We have conducted in the past and are currently conducting clinical trials in the United States, Canada, Australia, Turkey, Germany, Pakistan, New Zealand, Mongolia, Spain, France, Bulgaria, Romania, Taiwan, Sweden, Italy, Belgium, Switzerland, United Kingdom, Greece, Moldova, and Israel, and accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. Emerging regions, such as Eastern Europe, Latin America, Asia, and Africa, as well as more developed markets, such as the United Kingdom, France, Germany, and Australia, provide clinical study opportunities for us. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, both Turkey and Pakistan are key regions for clinical activity relating to Hepatitis Delta Virus, and further outbreaks of violence and political instability in the region could disrupt our clinical operations or otherwise limit our ability to access or conduct clinical studies in those regions. Certain countries have closed their borders due to COVID-19 preventing activation of clinical sites. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our financial results.

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

For example, the recent outbreak of COVID-19, which was declared a pandemic by the World Health Organization, has spread throughout the globe and led to travel and other restrictions aimed at reducing the spread of the disease. Our headquarters are located in the San Francisco Bay Area. In March 2020, the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, the State of California declared a state of emergency related to the spread of COVID-19, and the San Francisco Department of Public Health announced aggressive recommendations to reduce the spread of the disease. On March 16, 2020, the health officers of six San Francisco Bay Area counties, including Santa Clara County where our headquarters are located, issued shelter-in-place orders, which (i) direct all individuals living in those counties to shelter at their places of residence (subject to limited exceptions), (ii) direct all businesses and governmental agencies to cease non-essential operations at physical locations in those counties, (iii) prohibit all non-

essential gatherings of any number of individuals, and (iv) order cessation of all non-essential travel. The shelter-in-place orders took effect on March 17, 2020, were updated and extended on March 31, 2010, and will continue until May 3, 2020, unless further extended. On March 19, 2020, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. In addition, we have implemented work-from-home policies for our employees. The effects of the shelter-in-place order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Additionally, some of our suppliers of certain materials used in the production of our drug products are located in China and Japan. While many of these materials may be obtained by more than one supplier, including suppliers outside of China and Japan, port closures and other restrictions resulting from the coronavirus outbreak in the region may disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products.

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

Further, as a result of the COVID-19 pandemic, the extent and length of which is uncertain, we may be required to develop and implement additional clinical study policies and procedures designed to help protect study participants from the COVID-19 virus, which may include using telemedicine visits, remote monitoring of patients and clinical sites, and measures to ensure that data from clinical studies that may be disrupted as result of the pandemic are collected pursuant to the study protocol and consistent with good clinical practices (GCPs), with any material protocol deviation reviewed and approved by the site Institutional Review Board (IRB). Patients who may miss scheduled appointments, any interruption in study drug supply, or other consequences that may result in incomplete data being generated during a study as a result of the pandemic must be adequately documented and justified. For example, on March 18, 2020, the FDA issued guidance on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of the COVID-19 pandemic; a list of all study participants affected by the COVID-19-pandemic related study disruption by unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study.

Further, the FDA is suspending or delaying certain foreign inspections, and the EMA may also, and if there continues to be a suspension or delay in inspections, our product application reviews and potential approvals could be impacted or delayed.

While we expect the COVID-19 pandemic to continue to adversely affect our business operations, the extent of the impact on our clinical development and regulatory efforts and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and in other countries, and the effectiveness of actions taken globally to contain and treat COVID-19. In addition, to the extent the evolving effects of the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.

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

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may also adversely affect the trading price of our common stock.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flows, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (Tax Act), enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our net operating loss carryforwards and certain other tax attributes are now subject to limitations.

Our federal and state net operating loss (NOL) carry-forwards will begin to expire, if not utilized, beginning in 2030 for federal income tax purposes and 2028 for California state income tax purposes. These NOL carry-forwards could expire unused and be unavailable to offset future income tax liabilities. While the Tax Act allows for federal net operating losses incurred in 2019 and in future years to be carried forward indefinitely, the deductibility of such federal net operating losses incurred in 2019 and in future years will be limited. Moreover, if a corporation undergoes an ownership change within the meaning of Section 382 of the Code (Section 382) the corporation’s NOL carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the “ownership change.” In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our merger with Celladon resulted in such an ownership change and, accordingly, Celladon’s NOL carryforwards and certain other tax attributes will be subject to further limitations on their use. In addition, we assessed whether Eiger had an ownership change, as defined by Section 382 of the Code, as a result of the Merger and other stock issuances that occurred from our formation through August 5, 2019. Based upon this assessment, we have experienced ownership changes on April 20, 2016 and October 18, 2018. Due to these ownership changes, reductions were made to our NOL and tax credit carryforwards under these rules. Additional ownership changes in the future could result in additional limitations on our net operating loss and tax credit carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. A full valuation allowance has been provided for the entire amount of our remaining net operating losses.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

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

10.1**	Offer Letter Agreement, by and between the Registrant and Eldon Mayer, dated as of December 3, 2019.

10.2**	Eiger BioPharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended.

31.1**	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2**	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1+

Certifications of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

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

Eiger BioPharmaceuticals, Inc.

Date: May 7, 2020	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: May 7, 2020	By:	/s/ Sriram Ryali
Sriram Ryali
Chief Financial Officer
(Principal Financial Officer)