Form 10-Q
period 2020-06-30
Eiger BioPharmaceuticals, Inc.
filed 2020-08-06
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 29,242,967.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,813	$39,373
Debt securities, available-for-sale	27,962	55,621
Prepaid expenses and other current assets	6,564	5,390
Total current assets	97,339	100,384
Property and equipment, net	616	590
Operating lease right-of-use assets	1,421	1,654
Other assets	3,781	2,511
Total assets	$103,157	$105,139
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,180	$6,414
Accrued liabilities	7,136	10,001
Current portion of operating lease liabilities	548	534
Current portion of long-term debt, net	3,283	—
Total current liabilities	16,147	16,949
Long-term debt, net	27,495	30,390
Operating lease liabilities	1,024	1,320
Total liabilities	44,666	48,659
Stockholders’ equity:
Common stock	27	24
Additional paid-in capital	330,433	297,863
Accumulated other comprehensive income	45	42
Accumulated deficit	(272,014)	(241,449)
Total stockholders’ equity	58,491	56,480
Total liabilities and stockholders’ equity	$103,157	$105,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$9,754	$12,936	$19,235	$25,804
General and administrative	4,873	4,225	10,114	8,282
Total operating expenses	14,627	17,161	29,349	34,086
Loss from operations	(14,627)	(17,161)	(29,349)	(34,086)
Interest expense	(891)	(869)	(1,775)	(1,634)
Interest income	186	502	553	1,013
Other income (expense), net	6	1	6	(9)
Net loss	$(15,326)	$(17,527)	$(30,565)	$(34,716)
Net loss per common share, basic and diluted	$(0.60)	$(0.75)	$(1.22)	$(1.63)
Weighted-average common shares outstanding, basic and diluted	25,501,514	23,408,652	25,001,432	21,338,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(15,326)	$(17,527)	$(30,565)	$(34,716)
Other comprehensive gain:
Unrealized gain on available-for-sale debt securities, net	9	—	3	30
Comprehensive loss	$(15,317)	$(17,527)	$(30,562)	$(34,686)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	24,523,381	$24	$297,863	$42	$(241,449)	$56,480
Issuance of common stock upon exercise of stock options	2,895	—	30	—	—	30
Vesting of common stock issued under Product Development Agreement	—	—	53	—	—	53
Issuance of common stock upon ESPP purchase	11,332	—	83	—	—	83
Issuance of common stock upon offering at-the -market, net of issuance costs of $221	32,751	—	191	—	—	191
Stock-based compensation expense	—	—	1,629	—	—	1,629
Unrealized loss on debt securities, net	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(15,239)	(15,239)
Balance at March 31, 2020	24,570,359	24	299,849	36	(256,688)	43,221
Issuance of common stock upon offering at-the -market, net of issuance costs of $786	2,612,476	3	28,577	—	—	28,580
Issuance of common stock upon exercise of stock options	58,805	—	490	—	—	490
Vesting of common stock issued under Product Development Agreement	—	—	55	—	—	55
Stock-based compensation expense	—	—	1,462	—	—	1,462
Unrealized gain on debt securities, net	—	—	—	9	—	9
Net loss	—	—	—	—	(15,326)	(15,326)
Balance at June 30, 2020	27,241,640	$27	$330,433	$45	$(272,014)	$58,491

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	19,211,759	$19	$237,795	$(25)	$(171,197)	$66,592
Issuance of common stock upon exercise of stock options	41,546	—	65	—	—	65
Vesting of common stock issued under Product Development Agreement	—	—	56	—	—	56
Issuance of common stock upon ESPP purchase	7,138	—	59	—	—	59
Stock-based compensation expense	—	—	1,195	—	—	1,195
Unrealized gain on debt securities, net	—	—	—	30	—	30
Net loss	—	—	—	—	(17,189)	(17,189)
Balance at March 31, 2019	19,260,443	19	239,170	5	(188,386)	50,808
Issuance of common stock upon exercise of stock options	10,304	—	62	—	—	62
Vesting of common stock issued under Product Development Agreement	—	—	55	—	—	55
Issuance of common stock upon public offering, net of $3,731 of issuance costs	5,175,000	5	53,189	—	—	53,194
Stock-based compensation expense	—	—	1,487	—	—	1,487
Net loss	—	—	—	—	(17,527)	(17,527)
Balance at June 30, 2019	24,445,747	$24	$293,963	$5	$(205,913)	$88,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Operating activities
Net loss	$(30,565)	$(34,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72	27
Amortization of debt securities discounts	(45)	(192)
Non-cash interest expense	388	352
Amortization of operating lease right-of-use assets	233	197
Common stock issued under Product Development Agreement	108	111
Stock-based compensation	3,091	2,682
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,374)	(1,541)
Other assets	(1,270)	(2,162)
Accounts payable	(1,234)	1,323
Accrued liabilities	(2,684)	73
Operating lease liabilities	(282)	(206)
Net cash used in operating activities	(33,562)	(34,052)
Investing activities
Purchase of debt securities available-for-sale	(32,930)	(60,247)
Proceeds from maturities of debt securities available-for-sale	60,637	34,050
Purchase of property and equipment	(98)	(19)
Net cash provided by (used in) investing activities	27,609	(26,216)
Financing activities
Issuance of common stock upon offering at-the-market, net of issuance costs	28,790	—
Proceeds from issuance of common stock upon stock option exercises	520	127
Proceeds from issuance of common stock upon ESPP purchase	83	59
Proceeds from issuance of common stock upon public offering, net of issuance costs	—	53,194
Proceeds from borrowings in connection with term loan, net of issuance costs	—	6,627
Repayment of accrued exit fee and second amendment fee	—	(913)
Repayment of term loan	—	(1,667)
Net cash provided by financing activities	29,393	57,427
Net increase (decrease) in cash and cash equivalents	23,440	(2,841)
Cash and cash equivalents at beginning of period	39,373	61,262
Cash and cash equivalents at end of period	$62,813	$58,421

Supplemental disclosure of cash flow information:
Interest paid	$1,395	$1,242
Non-cash investing activities:
Costs of available-for-sale securities in accrued liabilities	$—	$1,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Eiger BioPharmaceuticals, Inc. (the Company or Eiger) was incorporated in the State of Delaware on November 6, 2008. Eiger is a late-stage biopharmaceutical company focused on the development and commercialization of well-characterized drugs for life-threatening, rare and ultra-rare diseases with high unmet medical needs. Eiger has reported positive proof-of-concept clinical results across five programs: lonafarnib monotherapy in Hutchinson-Gilford Progeria Syndrome (HGPS or Progeria) and Progeroid Laminopathies, lonafarnib boosted with ritonavir in Hepatitis Delta Virus (HDV), peginterferon lambda  (lambda) in HDV, and avexitide in both post-bariatric hypoglycemia (PBH) and congenital hyperinsulinism (CHI), all with first-in-class drugs, now under review for regulatory approvals, in Phase 3 clinical development, or advancing into Phase 3 development.

Eiger’s lead clinical program is in Phase 3, developing lonafarnib, a first-in-class prenylation inhibitor, boosted with ritonavir, for the treatment of HDV infection, the most severe form of human viral hepatitis. The Company is also advancing lonafarnib monotherapy for treatment of Progeria and Progeroid Laminopathies, with a New Drug Application (NDA) and Marketing Authorization Application (MAA) under review by the U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA), respectively. Progeria and Progeroid Laminopathies are ultra-rare and rapidly fatal genetic conditions of accelerated aging in children. Lambda is the Company’s second program treating HDV and is Phase 3 ready. Lambda is a well-characterized, late-stage, first-in-class, type III interferon. The Company is also developing avexitide, a well-characterized peptide, as a treatment for PBH, a debilitating and potentially life-threatening condition for which there is currently no approved therapy, and as a treatment CHI, an ultra-rare pediatric metabolic disorder.

The Company’s principal operations are based in Palo Alto, California and it operates in one segment.

Liquidity

As of June 30, 2020, the Company had $90.8 million of cash, cash equivalents and investments, comprised of $62.8 million of cash and cash equivalents and $28.0 million of debt securities available-for-sale. The Company had an accumulated deficit of $272.0 million and negative cash flows from operating activities as of June 30, 2020. The Company expects to continue to incur losses for the next several years.

During the six months ended June 30, 2020, the Company completed at-the-market (ATM) offerings for a total of 2,645,227 shares of its common stock. The offerings were made under Eiger’s effective shelf registration statement and resulted in net proceeds to the Company of $29.0 million, after deducting commissions.

Management believes that the currently available resources will be sufficient to fund its operations for at least the next 12 months following the issuance date of these unaudited condensed consolidated financial statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Eiger BioPharmaceuticals, Inc. and its wholly owned subsidiaries, EBPI Merger Inc., EB Pharma LLC, Eiger BioPharmaceuticals Europe Limited, and EigerBio Europe Limited have been prepared in accordance with accounting principles generally accepted in the United States of America, (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (the SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the six months ended June 30, 2020 or for any other interim period or for any other future year. The balance sheet as of December 31, 2019, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Options to purchase common stock	3,696,242	2,758,556	3,696,242	2,758,556
Restricted stock units (unvested)	37,500	—	37,500	—
Total	3,733,742	2,758,556	3,733,742	2,758,556

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

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. Additionally, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which defers the effective date for ASU No. 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of the guidance on its consolidated financial statements.

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

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of June 30, 2020 and December 31, 2019, the carrying amount of prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimate fair value due to their relatively short maturities. Management believes the terms of its long-term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s debt securities consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of June 30, 2020 and December 31, 2019.

There were no transfers into or out of Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$60,687	$—	$—	$60,687
Corporate debt securities	—	8,968	—	8,968
U.S. treasury bills	—	18,994	—	18,994
Total	$60,687	$27,962	$—	$88,649

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$35,854	$—	$—	$35,854
Corporate debt securities	—	16,644	—	16,644
Commercial paper	—	7,457	—	7,457
U.S. government Bonds	—	31,520	—	31,520
Total	$35,854	$55,621	$—	$91,475

There were no financial liabilities as of June 30, 2020 and December 31, 2019.

The following tables summarize the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses (in thousands):

	June 30, 2020
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$60,687	$—	$—	$60,687
Total cash equivalents	$60,687	$—	$—	$60,687
Debt securities:
Corporate debt securities	$8,936	$32	$—	$8,968
U.S. treasury bills	18,981	13	—	18,994
Total debt securities	$27,917	$45	$—	$27,962

	December 31, 2019
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$35,854	$—	$—	$35,854
Total cash equivalents	$35,854	$—	$—	$35,854
Debt securities:
Corporate debt securities	$16,633	$11	$—	$16,644
Commercial paper	7,457	—	—	7,457
U.S. government bonds	31,489	31	—	31,520
Total debt securities	$55,579	$42	$—	$55,621

As of June 30, 2020 and December 31, 2019, the contractual maturity of the available-for-sale debt securities is less than one year. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the six months ended June 30, 2020, the Company did not recognize any other-than-temporary impairment losses. All debt securities with unrealized losses have been in a loss position for less than 12 months.
4.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Contract research costs	$3,358	$5,288
Compensation and related benefits	1,908	1,707
Contract manufacturing costs	1,240	2,510
Other	630	496
Total accrued liabilities	$7,136	$10,001

5.	Product Development Agreement

Product Development Agreement

On August 11, 2018, the Company entered into a Product Development Agreement and a First Project Agreement (the Product Agreements), pursuant to which the Company will receive development program support services for its HDV program. The services are to be provided from July 1, 2018 through the completion of the Phase 3 Clinical Study Reports and the subsequent new drug application (NDA) filing. As consideration, the Company has committed to pay fees of approximately $10.0 million in cash and stock over four years, including approximately $0.8 million for expert consultant fees and pass through costs to vendors, plus certain incentive-based regulatory milestone fees up to $1.0 million. As part of the aggregate payment, the Company issued 115,526 shares of common stock subject to quarterly vesting requirements related to successful performance of the services and achievement of budget timeline set forth in the Product Agreements. The Product Agreements can be terminated by either party due to material breach or by the Company without cause with 90 days prior written notice. For the three and six months ended June 30, 2020, the Company recognized research and development expense of $0.1 million and $0.1 million, respectively, related to the shares issued under the Product Agreements. Additionally, as of June 30, 2020, the total unrecognized compensation expense related to unvested restricted shares was $0.3 million, which the Company expects to recognize over an estimated weighted-average period of 1.8 years.

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

The Oxford Loan bears interest at a floating rate per annum equal to the greater of either the 30-day U.S. Dollar LIBOR reported in the Wall Street Journal plus 6.41% or 6.95%. The interest only period for borrowed funds was until February 1, 2019, followed by 30 equal monthly payments of principal plus accrued interest. At the time of final payment, the Company is required to pay an exit fee of 7.5% of the original principal balance of borrowed funds, or $1.9 million. In addition, at the time of final payment of Tranche B, the Company is required to pay an additional exit fee of $0.1 million. The Company recorded as a liability and debt discount the exit fee at the origination of the term loan. In addition, the Company incurred loan origination fees and debt issuance costs of $0.4 million which were recorded as a direct deduction from the carrying amount of the related debt liability as a debt discount.

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

The Company accounts for the amortization of the debt discount utilizing the effective interest method. Long-term debt and unamortized discount balances are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Face value of long-term debt	$30,000	$30,000
Exit fee	3,277	3,277
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(2,499)	(2,887)
Total long-term debt	30,778	30,390
Less: current portion of long-term debt, net	(3,283)	—
Long-term debt, net	$27,495	$30,390

7.	Stock-Based Compensation

The following table summarizes stock option activity under the Company’s stock-based compensation plan during the six months ended June 30, 2020 (in thousands, except option and share data):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	823,598	2,767,617	$12.14	7.94	$8,218
Additional options authorized	1,226,169	—
Granted	(1,064,750)	1,064,750	$7.13
Restricted stock units granted	(37,500)	—
Exercised	—	(61,700)	$8.41
Canceled and forfeited	74,425	(74,425)	$11.06
Outstanding as of June 30, 2020	1,021,942	3,696,242	$10.78	8.05	$4,425
Vested and exercisable as of June 30, 2020		1,683,700	$11.89	6.93	$1,484

During the three and six months ended June 30, 2020, the Company granted stock options for the purchase of 50,600 and 1,064,750 shares of the Company’s common stock with a weighted-average grant date fair value of $5.69 and $4.59 per share, respectively. During the three and six months ended June 30, 2019, the Company granted stock options for the purchase of 81,000 and 862,750 shares of the Company’s common stock with a weighted-average grant date fair value of $7.77 and $9.48 per share, respectively.

The Company records stock-based compensation of stock options granted by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizes the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected term (in years)	6.02-6.08	5.77-6.08	5.27-6.08	5.27-6.08
Contractual term (in years)	—	10.00	10.00	10.00
Volatility	76.00%-77.00%	80.69%-81.25%	73.00%-77.00%	79.62%-83.19%
Risk free interest rate	0.39%-0.45%	2.23%-2.42%	0.39%-1.37%	2.23%-2.57%
Dividend yield	—	—	—	—

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$398	$442	$787	$807
General and administrative	1,064	1,045	2,304	1,875
Total	$1,462	$1,487	$3,091	$2,682

As of June 30, 2020, the total unrecognized compensation expense related to unvested options was $12.8 million, which the Company expects to recognize over an estimated weighted average period of 2.8 years.

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

The RSUs granted to non-employee directors will vest on the one-year anniversary of the grant date, subject to the eligible director’s continuous services through the vesting date, and will vest in full upon a change in control, as defined under the Restated 2013 Plan. For RSU’s granted to employees during the six months ended June 30, 2020, the vesting will begin on the one-year anniversary through the two-year anniversary of the grant date. The fair value of all RSUs are measured at the grant date based on the closing market price of the Company’s common stock and is recognized as stock-based compensation expense on a straight-line basis over the vesting period.

There were no RSUs granted during the three months ended June 30, 2020. For the six months ended June 30, 2020, the Company granted 37,500 RSUs with a weighted-average grant date fair value of $6.95 per share. The Company recognized $0.1 million and $0.1 million in stock-based compensation expense for the three and six months ended June 30, 2020, respectively, which is included in general and administrative expenses. As of June 30, 2020, the total unrecognized compensation expense related to unvested RSUs was $0.2 million, which the Company expects to recognize over an estimated weighted-average period of 0.9 years.

8.	Income Taxes

The Company did not record tax expense for the three and six months ended June 30, 2020 and 2019 due to the Company’s loss position and full valuation allowance.

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

The maturity of the Company’s operating lease liabilities were as follows (in thousands):

Undiscounted lease payments	June 30, 2020
Remaining in 2020	$317
2021	674
2022	662
2023	113
Total undiscounted payments	1,766
Less: imputed interest	194
Present value of future lease payments	1,572
Less: current portion of operating lease liabilities	548
Operating lease liabilities	$1,024

Rent expense recognized for the Company’s operating leases was $0.1 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for the operating leases were $23,000 and $27,000 for the three months ended June 30, 2020 and 2019, respectively, and $46,000 and $0.1 million for the six months ended June 30, 2020 and 2019.

The operating cash outflows for the operating lease liabilities were $0.4 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, the weighted-average remaining lease terms were 2.7 years and 3.1 years, and weighted-average discount rates were 9.15% and 9.15%, respectively.

10.	Subsequent Events

As of July 31, 2020, the Company completed the sale of all common stock subject to its $50.0 million ATM financing facility with Jefferies LLC (Jefferies) under the effective shelf statement filed on December 20, 2019 (the 2019 ATM Facility), resulting in the total offering of 4,646,554 shares of common stock and net proceeds to the Company of $48.6 million, after deducting commissions. These amounts include ATM offerings during the six months ended June 30, 2020 of 2,645,227 shares and $29.0 million in net proceeds, after deducting commissions.

On August 6, 2020, the Company entered into a new sales agreement (the 2020 ATM Facility) with Jefferies, under which the Company may offer and sell, from time to time at the Company’s sole discretion, shares of its common stock with an aggregate offering price of up to $50.0 million through Jefferies, as sales agent. The issuance and sale of these shares by the Company pursuant to the 2020 ATM Facility are deemed “at-the-market” offerings defined in Rule 415 under the Securities Act of 1933, as amended (the Securities Act), and are registered under the Securities Act. The Company is not obligated to make any sales of common stock under the 2020 ATM Facility. The offering of shares of common stock pursuant to the 2020 ATM Facility will terminate upon the earlier of (i) the sale of all common stock subject to the 2020 ATM Facility or (ii) termination of the 2020 ATM Facility in accordance with its terms. The Company will pay Jefferies a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Jefferies under the 2020 ATM Facility.

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

Overview

We are a late-stage biopharmaceutical company focused on the development and commercialization of well-characterized drugs for serious, rare and ultra-rare diseases with high unmet medical needs. We have reported positive proof-of-concept clinical results across all our programs, now under review for regulatory approvals, in Phase 3 clinical development, or advancing into Phase 3 development. Four of our five programs have Breakthrough Therapy designation.

Our programs have several aspects in common: the disease targets represent conditions of high unmet medical need; the therapeutic approaches are supported by an understanding of disease biology and mechanism as elucidated by our academic research relationships; prior clinical experience with the product candidates guides an understanding of safety; and the development paths leverage the experience and capabilities of our experienced, commercially-focused management team.

Our lead clinical program is in Phase 3, developing lonafarnib, a first-in-class prenylation inhibitor, boosted with ritonavir, for the treatment of Hepatitis Delta Virus (HDV) infection, the most severe form of human viral hepatitis. The pivotal Phase 3 D-LIVR study (n=400) is ongoing and enrolling patients. The study spans approximately twenty-two countries and one hundred sites and has potential to generate data for two lonafarnib-based ritonavir-boosted regimens for approval. An all-oral arm of lonafarnib boosted with ritonavir and a combination arm of lonafarnib boosted with ritonavir combined with pegylated interferon-alfa-2a will each be compared to placebo. We are also developing lonafarnib monotherapy for treatment of Progeria and Progeroid Laminopathies. In March 2020, we submitted a New Drug Application (NDA) to the Food & Drug Administration (FDA) and a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA). The NDA was accepted for filing by the FDA in May 2020 with priority review, and the MAA has been validated by the EMA and is under a standard review timeline. Progeria and Progeroid Laminopathies are ultra-rare and rapidly fatal genetic conditions of accelerated aging in children.

Peginterferon lambda (lambda) is our second program treating HDV and is Phase 3 ready. We have agreement from FDA and EMA on a single pivotal phase 3 study design and endpoints. Lambda is a well-characterized, late-stage, first in class, type III interferon. We previously reported Phase 2 LIMT (lambda monotherapy) study results (n=33) that demonstrated a 36% durable virologic response (DVR), or below the limit of quantification (BLQ), at 24 weeks post-treatment. In the Phase 2 LIFT study, HDV patients were treated with a combination of our two proprietary products, lambda and lonafarnib boosted by ritonavir. The interim end-of-study results reported in November 2019 showed that >50% of patients were HDV RNA undetectable or BLQ at Week 24 and 95% of patients achieved the primary end point of >2 log decline in HDV RNA at Week 24. Adverse events were mostly mild to moderate.

We are also developing avexitide, a well-characterized peptide, as a treatment for post-bariatric hypoglycemia (PBH), a debilitating and potentially life-threatening condition for which there is currently no approved therapy. We have completed four clinical studies demonstrating proof of concept in 54 patients suffering from severe, refractory PBH, and has received FDA guidance on a single pivotal Phase 3 trial.

Avexitide has also demonstrated proof of concept for treatment of congenital hyperinsulinism (CHI), an ultra-rare pediatric metabolic genetic disorder.

We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception, and we do not anticipate that we will achieve profitability in the near term. Our net losses were $30.6 million and $34.7 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $272.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Recent Developments

Update on Impact of COVID-19 Pandemic on Clinical Development Activities and Business Operations

We have taken proactive steps to ensure the safety of patients and the integrity of our HDV Phase 3 D-LIVR trial. We anticipate that the COVID-19 pandemic will shift the completion of D-LIVR enrollment into 2021. We have adequate clinical drug product supply for the D-LIVR study and do not anticipate any interruption in availability of study drug to patients.

We do not anticipate that the FDA reviews of our NDA for lonafarnib for Progeria and Progeroid Laminopathies will be impacted by COVID-19. We also do not anticipate any impact to our planned U.S. commercial launch, including availability of commercial drug supply. The EMA review of our MAA is impacted by COVID-19. EMA’s request for inspections in addition to travel restrictions due to COVID-19 will delay the review of our MAA from being completed within the framework of accelerated assessment. We now expect the EMA review to follow a standard review timeline.

We have put into place remote operations and new policies, which are in-line with local, state and federal guidelines, to maintain the safety and well-being of our employees, while working to maintain business continuity as this unprecedented global situation continues to evolve. We continue to monitor the situation closely, including its potential effect on our clinical development plans and timelines.

First COVID-19 Patients Dosed with Peginterferon Lambda (lambda) in Investigator Sponsored Studies

On April 30, 2020, we announced that the first patients were dosed in a Phase 2 study of lambda in outpatients with mild COVID-19 at the Stanford University School of Medicine. The Stanford study is one of multiple international, investigator sponsored studies evaluating lambda in COVID-19. Eiger has been involved in protocol development, regulatory interactions and is providing lambda clinical drug supply. Collectively, over 500 patients are expected to be enrolled and dosed across sites. These studies will assess lambda's ability to reduce COVID-19 replication and limit virus transmission.

Lonafarnib for Treatment of Progeria and Progeroid Laminopathies

On May 19, 2020, we announced the FDA acceptance of our NDA of ZokinvyTM (lonafarnib) for the treatment of Progeria and Progeroid Laminopathies. The FDA granted Priority Review with a Prescription Drug User Fee Act (PDUFA) target action date of November 20, 2020. The FDA is not currently planning to hold an advisory committee meeting to discuss the application.

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

The largest component of our operating expenses has historically been the investment in clinical trials, including contract manufacturing arrangements, clinical trial material related costs and other research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product candidates:
Lonafarnib	$6,347	$9,452	$12,915	$19,967
Avexitide	495	1,198	1,201	1,365
Lambda	569	322	1,177	542
Internal research and development costs	2,343	1,964	3,942	3,930
Total research and development expense	$9,754	$12,936	$19,235	$25,804

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

We use the contractual term to determine the non-employee awards’ fair value at the grant date. The contractual term of options granted under the Plan is 10 years. Our Board of Directors determined the fair value of each share of underlying common stock based on the closing price of our common stock as reported by the Nasdaq Global Market on the date of grant.

We estimate the fair value of restricted stock units based on the closing market price of our common stock on the date of grant and the resulting stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the awards.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,		$	%
	2020	2019	Change	Change
Operating expenses:
Research and development	$9,754	$12,936	$(3,182)	(25%)
General and administrative	4,873	4,225	648	15%
Total operating expenses	14,627	17,161	(2,534)	(15%)
Loss from operations	(14,627)	(17,161)	2,534
Interest expense	(891)	(869)	(22)	3%
Interest income	186	502	(316)	(63%)
Other income, net	6	1	5	*
Net loss	$(15,326)	$(17,527)	$2,201	(13%)

*Percentage not meaningful.

Research and development expenses

Research and development expenses decreased by $3.1 million to $9.8 million for the three months ended June 30, 2020, from $12.9 million for the same period in 2019. The decrease was primarily due to a $2.2 million decrease in contract manufacturing and clinical expenditures due to a decrease in program activities and a $1.2 million decrease in regulatory expenses. The decrease was partially offset by a $0.2 million increase in compensation and personnel related expenses.

General and administrative expenses

General and administrative expenses increased by $0.7 million to $4.9 million for the three months ended June 30, 2020, from $4.2 million for the same period in 2019. The increase was primarily due to a $0.5 million increase in outside legal, consulting, advisory and accounting services and a $0.2 million increase in compensation and personnel related expenses, including stock-based compensation expense due to an increase in headcount.

Interest expense

Interest expense increased by $22,000 to $0.9 million for the three months ended June 30, 2020 from $0.9 million for the same period in 2019.

Interest income

Interest income decreased by $0.3 million to $0.2 million for the three months ended June 30, 2020 from $0.5 million for the same period in 2019. The decrease was primarily due to a decrease in interest rate on money market funds.

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,		$	%
	2020	2019	Change	Change
Operating expenses:
Research and development	$19,235	$25,804	$(6,569)	(25%)
General and administrative	10,114	8,282	1,832	22%
Total operating expenses	29,349	34,086	(4,737)	(14%)
Loss from operations	(29,349)	(34,086)	4,737
Interest expense	(1,775)	(1,634)	(141)	9%
Interest income	553	1,013	(460)	(45%)
Other income (expense), net	6	(9)	15	*
Net loss	$(30,565)	$(34,716)	$4,151	(12%)

*Percentage not meaningful.

Research and development expenses

Research and development expenses decreased by $6.6 million to $19.2 million for the six months ended June 30, 2020, from $25.8 million for the same period in 2019. The decrease was primarily due to a $5.5 million decrease in contract manufacturing and clinical expenditures due to a decrease in program activities and a $1.4 million decrease in regulatory expenses. The decrease was partially offset by a $0.2 million increase in compensation and personnel related expenses.

General and administrative expenses

General and administrative expenses increased by $1.8 million to $10.1 million for the six months ended June 30, 2020, from $8.3 million for the same period in 2019. The increase was primarily due to a $1.1 million increase in compensation and personnel related expenses, including stock-based compensation expense due to an increase in headcount, and a $0.6 million increase in outside legal, consulting, advisory and accounting services.

Interest expense

Interest expense increased by $0.2 million to $1.8 million for the six months ended June 30, 2020 from $1.6 million for the same period in 2019. Interest expense primarily increased due to the additional funds borrowed under the Oxford Loan in March 2019.

Interest income

Interest income decreased by $0.4 million to $0.6 million for the six months ended June 30, 2020 from $1.0 million for the same period in 2019. The decrease was primarily due to a decrease in interest rate on money market funds.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2020, we had $90.8 million of cash, cash equivalents and investments, comprised of $62.8 million of cash and cash equivalents and $28.0 million of debt securities available-for-sale, and an accumulated deficit of $272.0 million.

In December 2019, we filed a shelf registration statement on Form S-3 (File No. 333-235655) with the Securities and Exchange Commission, which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock, preferred stock, debt securities and warrants. Up to a maximum of $50.0 million of the maximum aggregate offering price of $150.0 million may be issued and sold pursuant to an at-the-market (ATM) financing facility (2019 ATM Facility) under a sales agreement with Jefferies LLC (Jefferies).

In the second quarter of 2020, we completed ATM offerings for a total of 2,612,476 shares of our common stock, resulting in net proceeds to us of $28.6 million, after deducting commissions.

As of July 31, 2020, we completed the sale of all common stock subject to the 2019 ATM Facility, resulting in the total offering of 4,646,554 shares of our common stock and $48.6 million in net proceeds to us, after deducting commissions. These amounts include ATM offerings during the six months ended June 30, 2020 of 2,645,227 and $29.0 million in net proceeds, after deducting commissions.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(33,562)	$(34,052)
Net cash provided by (used in) investing activities	27,609	(26,216)
Net cash provided by financing activities	29,393	57,427
Net increase (decrease) in cash and cash equivalents	$23,440	$(2,841)

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2020 was $33.6 million, which primarily consisted of a net loss of $30.6 million, which was partially offset by stock-based compensation expense of $3.1 million, non-cash interest expense of $0.4 million and amortization of operating lease right-of-use assets of $0.2 million. Additionally, cash used in operating activities reflected changes in net operating assets due to a decrease of $3.9 million in accounts payable and accrued liabilities due to timing of payments, an increase of $1.4 million in prepaid expenses and other current assets primarily due to the timing of payments and an increase of $1.3 million in other assets primarily related to long term deposits with clinical research organizations.

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

Cash flows from investing activities

Cash provided by investing activities was $27.6 million for the six months ended June 30, 2020, which primarily consisted of $60.6 million of proceeds from maturities of debt securities, which was partially offset by $32.9 million of purchases of debt securities.

Cash used in investing activities was $26.2 million for the six months ended June 30, 2019 consisted of $60.2 million purchases of debt securities, which was partially offset by $34.1 million proceeds from maturities of debt securities.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2020 consisted of $28.8 million of net proceeds from the issuance of common stock upon offering at-the-market and $0.6 million of proceeds from the issuance of common stock upon stock option exercises and ESPP purchase.

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

Contractual Obligations and Other Commitments

Our contractual obligations as of June 30, 2020 have not materially changed from what we presented in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 13, 2020.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2020, the end of the period covered by this report.

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

As of June 30, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of June 30, 2020, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

Except as otherwise described above under Management’s Report on Internal Control over Financial Reporting, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10Q, and in our other public filings. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10Q and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

Risks Related to our Financial Condition, Integration and Capital Requirements

We have incurred losses since our inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the six months ended June 30, 2020 and 2019, we reported a net loss of $30.6 million and $34.7 million, respectively. As of June 30, 2020, we had an accumulated deficit of $272.0 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including manufacturing of clinical supplies, conducting clinical studies and providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and debt facilities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect losses to increase as regulatory reviews of our NDA and MAA of lonafarnib in Progeria and Progeroid Laminopathies progress towards potential approvals and as we advance our clinical development programs in various clinical studies, particularly the D-LIVR pivotal study to support the submission of an NDA for lonafarnib for use in a hepatitis D virus indication. We may need significant additional resources in order to aggressively move lonafarnib forward successfully based on the discussions with the FDA. It may be several years, if ever, before we complete pivotal clinical studies and have a product candidate approved for commercialization. We expect to invest significant funds into our clinical candidates to advance these compounds to potential regulatory approval.

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

To date, we have invested substantially all of our efforts and financial resources to identify, acquire, and develop our portfolio of product candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more of these product candidates. In May 2020, the FDA accepted our NDA for lonafarnib for treatment of Progeria and Progeroid Laminopathies with Priority Review and a PDUFA target action date of November 20, 2020. Our MAA is currently under standard review with the EMA as well. We currently generate no revenue from sales of any drugs, and we may never be able to develop or commercialize a product candidate. In addition, to the extent that we receive regulatory approval for lonafarnib in Progeria and Progeroid Laminopathies, we expect our commitment to provide access for patients with Progeria and Progeroid Laminopathies for no or minimal cost to those patients to result in a loss to us.

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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to lonafarnib, lambda, avexitide and any other product candidate that we may develop in the future are subject to extensive regulation in the United States. Prior to the recent filing of our NDA for lonafarnib for the treatment of Progeria and Progeroid Laminopathies, we had not submitted an application for approval or obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner. We may receive requests for additional information during FDA’s review of the NDA. The FDA may extend or be unable to meet its PDUFA goal date for the NDA, and may issue a complete response letter, rather than an approval.

Approval of an NDA is not guaranteed, and the approval process is an expensive and uncertain process that may take several years. The FDA and foreign regulatory entities also have substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. Data are subject to varying interpretation and the FDA may not agree that our clinical data support that any of our product candidates are safe and effective for the proposed therapeutic use. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage, and we could encounter problems that require us to repeat or perform additional preclinical studies or clinical trials or generate additional chemistry, manufacturing and controls data, including drug product stability data. HGPS and PL patients have accelerated or extensive cardiovascular disease. In previous studies, ECG abnormalities were reported, and were also observed in our lonafarnib program. We do not believe this will impact the approval, but we expect it to be reflected in the product labeling for HGPS and PL. We do not expect that this will impact the conduct of the D-LIVR HDV study. The FDA and similar foreign authorities could delay, limit or deny approval of a product candidate, and may ultimately approve the product for narrower indications or with unfavorable labeling that would impede our commercialization of the drug.

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

The eligibility criteria of our planned clinical studies may further limit the available eligible study participants as we expect to require that patients have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical studies. We may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical studies in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical studies, and the willingness of physicians to participate in our planned clinical studies. Additionally, we may experience delays in patient enrollment for our clinical trials as a result of the evolving COVID-19 global pandemic and competition for patients at our European clinical trial sites due to the recent conditional approval of Hepcludex in Europe. For example, certain clinical study sites that were scheduled to open have been delayed in activating and other sites have suspended randomization of subjects and if this continues longer than anticipated, the D-LIVR trial may be delayed further than anticipated. If patients are unwilling to participate in our clinical studies for any reason, the timeline for conducting studies and obtaining regulatory approval of our product candidates may be delayed.

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

In addition, prescription drugs may be promoted only for the approved indications in accordance with the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products.

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

As of June 30, 2020, we had 28 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We have conducted in the past and are currently conducting clinical trials in the United States, Canada, Australia, Turkey, Germany, Pakistan, New Zealand, Mongolia, Spain, France, Bulgaria, Romania, Taiwan, Sweden, Italy, Belgium, Switzerland, United Kingdom, Greece, Moldova, Ukraine, Russia, and Israel, and accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. Emerging regions, such as Eastern Europe, Latin America, Asia, and Africa, as well as more developed markets, such as the United Kingdom, France, Germany, and Australia, provide clinical study opportunities for us. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, both Turkey and Pakistan are key regions for clinical activity relating to Hepatitis Delta Virus, and further outbreaks of violence and political instability in the region could disrupt our clinical operations or otherwise limit our ability to access or conduct clinical studies in those regions. Certain countries have closed their borders due to COVID-19 preventing activation of clinical sites. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our financial results.

We or the third parties upon whom we depend may be adversely affected by earthquakes, natural epidemics or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Earthquakes, health epidemics or other natural disasters could severely disrupt our operations and have a material adverse effect on our business. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, in December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China. Since certain starting materials of certain of our products obtained from third-party chemical suppliers are manufactured in China and Japan, an outbreak of communicable diseases in the region, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected, could adversely affect our business, financial condition or results of operations by limiting our ability to manufacture product within or outside for example China, Japan, Italy, Canada, and the United States, forcing temporary closure of facilities that we rely upon or increasing the costs associated with obtaining starting materials and then clinical supplies of our product candidates. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In addition, our corporate headquarters is located in the San Francisco Bay Area, which has in the past experienced severe earthquakes and other natural disasters and is currently experiencing an outbreak of COVID-19. We do not carry earthquake insurance. We have limited disaster recovery and business continuity plans in place currently and our business would be impaired in the event of a serious disaster or similar event. We may incur substantial expenses to develop and implement any disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Our business is currently adversely affected by and could be materially adversely affected in the future by the effects of disease outbreaks,  epidemics and pandemics including the  evolving effects of the COVID-19 outbreak, We have a significant number of clinical trial sites in countries that have been directly affected by COVID-19 and depend manufacturing operations in countries that have been directly affected by COVID-19 for various stages of our supply chain. COVID-19 continues to adversely affect our business and could materially and adversely affect our operations and those of our manufacturers and other third parties with whom we conduct business.

Our business has been adversely affected by COVID-19 and could be materially and adversely impacted by COVID-19 or other health epidemics in regions where we have significant manufacturing facilities, concentrations of clinical trial sites or other business operations.

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, community and business operations, as well as the U.S. economy and financial markets. The effects of the shelter-in-place order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Additionally, some of our suppliers of certain materials used in the production of our drug products are located in China, Japan, Canada, Italy and the United States. While many of these materials may be obtained by more than one supplier, including suppliers outside of China, Japan, Canada, Italy and the United States, port closures and other restrictions resulting from the coronavirus outbreak in the region may disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products.

In addition, our clinical trials have been and may continue to be affected by the COVID-19 pandemic. Site initiation and patient enrollment has been delayed, due to prioritization of hospital resources toward the COVID-19 Pandemic, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. In our D-LIVR trial, the COVID-19 pandemic has delayed enrollment in our global clinical trial, some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, we may be unable to obtain blood samples for testing, and we may not be able to provide study drug to patients.

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

Risks Related to Ownership of our Common Stock

The market price of our common stock has been and may continue to be highly volatile, and you may not be able to resell some or all of your shares at a desired market price.

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

Effective December 31, 2019, we ceased to be  an “emerging growth company,” and the reduced reporting requirements applicable to “emerging growth companies” no longer apply, which has  increased our costs as a result of being a public company and places additional demands on management.

Effective December 31, 2019, we ceased to be classified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the JOBS Act). We are now considered an Accelerated Filer and a Smaller Reporting Company, which will require accelerated deadlines of periodic reports. In March 2020, the definition of an Accelerated Filer was amended to exclude Smaller Reporting Companies from the requirements of the Sarbanes-Oxley Act Section 404(b).

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

On August 6, 2020, we entered into an Open Market Sale AgreementSM (Sales Agreement) with Jefferies LLC (Jefferies), as our sales agent, pursuant to which we may sell, from time to time, through Jefferies, shares of our common stock having an aggregate offering price of up to $50.0 million. We are not obligated to make any sales of common stock under the Sales Agreement, and all sales will be made pursuant to a shelf registration statement on Form S-3, which was declared effective by the SEC on December 31, 2019, and as supplemented by a prospectus supplement to be filed with the SEC on or about the date of this Quarterly Report on Form 10-Q. Under the Sales Agreement, common stock may be sold by any method deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, and, as a result, prices may vary. We have agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross proceeds we receive from all sales of common stock under the Sales Agreement, and we have also provided Jefferies with customary indemnification rights. The Sales Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Sales Agreement and (ii) the termination of the Sales Agreement as permitted therein. Additionally, we and Jefferies may each terminate the Sales Agreement at any time upon three trading days’ prior notice.

The foregoing description of the Sales Agreement is qualified in its entirety by reference to the Sales Agreement, a copy of which is attached hereto as Exhibit 1.1 and incorporated herein by reference.

The opinion of our counsel regarding the validity of the common stock that will be issued pursuant to the Sales Agreement is filed with this Quarterly Report on Form 10-Q as Exhibit 5.1.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

1.1**	Open Market Sale AgreementSM, dated August 6, 2020, between Eiger BioPharmaceuticals, Inc. and Jefferies LLC.

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

5.1**	Opinion of Cooley LLP.

10.1† **	Amendment No. 1, dated June 15, 2020, to the Collaboration and Supply Agreement, dated May 15, 2018, by and between Eiger BioPharmaceuticals, Inc. and the Progeria Research Foundation.

23.1**	Consent of Cooley LLP (included in Exhibit 5.1).

31.1**	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2**	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1+

Certifications of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS**	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

+

This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†	Portions of this exhibit have been omitted as being both (i) not material and (ii) would likely cause competitive harm if publicly disclosed.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Eiger BioPharmaceuticals, Inc.

Date: August 6, 2020	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: August 6, 2020	By:	/s/ Sriram Ryali
Sriram Ryali
Chief Financial Officer
(Principal Financial Officer)