Form 10-Q
period 2020-09-30
Eiger BioPharmaceuticals, Inc.
filed 2020-11-05
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 32,531,693.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,993	$39,373
Debt securities, available-for-sale	73,341	55,621
Prepaid expenses and other current assets	9,608	5,390
Total current assets	134,942	100,384
Property and equipment, net	670	590
Operating lease right-of-use assets	1,300	1,654
Other assets	3,781	2,511
Total assets	$140,693	$105,139
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,250	$6,414
Accrued liabilities	7,062	10,001
Current portion of operating lease liabilities	565	534
Current portion of long-term debt, net	5,783	—
Total current liabilities	21,660	16,949
Long-term debt, net	25,200	30,390
Operating lease liabilities	883	1,320
Total liabilities	47,743	48,659
Stockholders’ equity:
Common stock	32	24
Additional paid-in capital	380,596	297,863
Accumulated other comprehensive income	16	42
Accumulated deficit	(287,694)	(241,449)
Total stockholders’ equity	92,950	56,480
Total liabilities and stockholders’ equity	$140,693	$105,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$9,810	$14,059	$29,045	$39,863
General and administrative	5,027	4,247	15,141	12,529
Total operating expenses	14,837	18,306	44,186	52,392
Loss from operations	(14,837)	(18,306)	(44,186)	(52,392)
Interest expense	(906)	(884)	(2,681)	(2,518)
Interest income	76	585	629	1,598
Other expense, net	(13)	(11)	(7)	(20)
Net loss	$(15,680)	$(18,616)	$(46,245)	$(53,332)
Net loss per common share, basic and diluted	$(0.52)	$(0.76)	$(1.74)	$(2.40)
Weighted-average common shares outstanding, basic and diluted	29,879,135	24,437,451	26,639,201	22,261,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(15,680)	$(18,616)	$(46,245)	$(53,332)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale debt securities, net	(29)	38	(26)	68
Comprehensive loss	$(15,709)	$(18,578)	$(46,271)	$(53,264)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	24,523,381	$24	$297,863	$42	$(241,449)	$56,480
Issuance of common stock upon exercise of stock options	2,895	—	30	—	—	30
Vesting of common stock issued under Product Development Agreement	—	—	53	—	—	53
Issuance of common stock upon ESPP purchase	11,332	—	83	—	—	83
Issuance of common stock upon offering at-the -market, net of issuance costs of $221	32,751	—	191	—	—	191
Stock-based compensation expense	—	—	1,629	—	—	1,629
Unrealized loss on debt securities, net	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(15,239)	(15,239)
Balance at March 31, 2020	24,570,359	24	299,849	36	(256,688)	43,221
Issuance of common stock upon offering at-the -market, net of issuance costs of $786	2,612,476	3	28,577	—	—	28,580
Issuance of common stock upon exercise of stock options	58,805	—	490	—	—	490
Vesting of common stock issued under Product Development Agreement	—	—	55	—	—	55
Stock-based compensation expense	—	—	1,462	—	—	1,462
Unrealized gain on debt securities, net	—	—	—	9	—	9
Net loss	—	—	—	—	(15,326)	(15,326)
Balance at June 30, 2020	27,241,640	27	330,433	45	(272,014)	58,491
Vesting of common stock issued under Product Development Agreement	—	—	56	—	—	56
Issuance of common stock upon ESPP purchase	14,313	—	103	—	—	103
Issuance of common stock upon offering at-the -market, net of issuance costs of $1,575	4,660,086	5	48,559	—	—	48,564
Stock-based compensation expense	—	—	1,445	—	—	1,445
Unrealized loss on debt securities, net	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(15,680)	(15,680)
Balance at September 30, 2020	31,916,039	$32	$380,596	$16	$(287,694)	$92,950

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

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net loss	$(46,245)	$(53,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112	41
Amortization of debt securities discounts	(33)	(390)
Non-cash interest expense	593	535
Amortization of operating lease right-of-use assets	354	299
Common stock issued under Product Development Agreement	164	170
Stock-based compensation	4,536	4,331
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(4,418)	(2,967)
Other assets	(1,270)	(2,952)
Accounts payable	1,836	3,178
Accrued liabilities	(2,893)	2,759
Operating lease liabilities	(406)	(315)
Net cash used in operating activities	(47,670)	(48,643)
Investing activities
Purchase of debt securities available-for-sale	(92,480)	(96,267)
Proceeds from maturities of debt securities available-for-sale	74,767	45,271
Purchase of property and equipment	(107)	(94)
Net cash used in investing activities	(17,820)	(51,090)
Financing activities
Issuance of common stock upon offering at-the-market, net of issuance costs	77,404	—
Proceeds from issuance of common stock upon stock option exercises	520	506
Proceeds from issuance of common stock upon ESPP purchase	186	130
Proceeds from issuance of common stock upon public offering, net of issuance costs	—	53,194
Proceeds from borrowings in connection with term loan, net of issuance costs	—	6,627
Repayment of accrued exit fee and second amendment fee	—	(913)
Repayment of term loan	—	(1,667)
Net cash provided by financing activities	78,110	57,877
Net increase (decrease) in cash and cash equivalents	12,620	(41,856)
Cash and cash equivalents at beginning of period	39,373	61,262
Cash and cash equivalents at end of period	$51,993	$19,406

Supplemental disclosure of cash flow information:
Interest paid	$2,089	$1,944

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

Liquidity

As of September 30, 2020, the Company had $125.3 million of cash, cash equivalents and investments, comprised of $52.0 million of cash and cash equivalents and $73.3 million of debt securities available-for-sale. The Company had an accumulated deficit of $287.7 million and negative cash flows from operating activities as of September 30, 2020. As we continue to incur losses, our transition to profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support our cost structure. We may never achieve profitability, and unless and until we do, we will need to continue to raise additional capital.

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
2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Eiger BioPharmaceuticals, Inc. and its wholly owned subsidiaries, EBPI Merger Inc., EB Pharma LLC, Eiger BioPharmaceuticals Europe Limited, and EigerBio Europe Limited have been prepared in accordance with accounting principles generally accepted in the United States of America, (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (the SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the nine months ended September 30, 2020 or for any other interim period or for any other future year. The balance sheet as of December 31, 2019, has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Options to purchase common stock	3,774,680	2,862,520	3,774,680	2,862,520
Restricted stock units (unvested)	37,500	—	37,500	—
Total	3,812,180	2,862,520	3,812,180	2,862,520

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

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (Subtopic 350-40). The standard adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The pronouncement is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The amendments in ASU No, 2018-15 should be applied either using a retrospective or prospective approach. The Company adopted this guidance on July 1, 2020 using the prospective approach. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of September 30, 2020 and December 31, 2019, the carrying amount of prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimate fair value due to their relatively short maturities. Management believes the terms of its long-term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s debt securities consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of September 30, 2020 and December 31, 2019.

There were no transfers into or out of Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$48,190	$—	$—	$48,190
Corporate debt securities	—	18,868	—	18,868
Commercial paper	—	5,492	—	5,492
U.S. treasury bills	—	48,981	—	48,981
Total	$48,190	$73,341	$—	$121,531

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$35,854	$—	$—	$35,854
Corporate debt securities	—	16,644	—	16,644
Commercial paper	—	7,457	—	7,457
U.S. government Bonds	—	31,520	—	31,520
Total	$35,854	$55,621	$—	$91,475

There were no financial liabilities as of September 30, 2020 and December 31, 2019.

The following tables summarize the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses (in thousands):

	September 30, 2020
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$48,190	$—	$—	$48,190
Total cash equivalents	$48,190	$—	$—	$48,190
Debt securities:
Corporate debt securities	$18,855	$18	$(5)	$18,868
Commercial paper	5,492	—	—	5,492
U.S. treasury bills	48,978	3	—	48,981
Total debt securities	$73,325	$21	$(5)	$73,341

	December 31, 2019
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$35,854	$—	$—	$35,854
Total cash equivalents	$35,854	$—	$—	$35,854
Debt securities:
Corporate debt securities	$16,633	$11	$—	$16,644
Commercial paper	7,457	—	—	7,457
U.S. government bonds	31,489	31	—	31,520
Total debt securities	$55,579	$42	$—	$55,621

As of September 30, 2020 and December 31, 2019, the contractual maturity of the available-for-sale debt securities is less than one year. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the nine months ended September 30, 2020, the Company did not recognize any other-than-temporary impairment losses. All debt securities with unrealized losses have been in a loss position for less than 12 months.
4.	Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Prepaid contract manufacturing costs	$6,033	$1,374
Prepaid research costs	1,995	1,627
Prepaid insurance	777	421
Other	803	1,968
Total prepaid expenses and other current assets	$9,608	$5,390

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Contract research costs	$3,309	$5,288
Compensation and related benefits	2,135	1,707
Contract manufacturing costs	956	2,510
Other	662	496
Total accrued liabilities	$7,062	$10,001

5.	Product Development Agreement

Product Development Agreement

On August 11, 2018, the Company entered into a Product Development Agreement and a First Project Agreement (the Product Agreements), pursuant to which the Company will receive development program support services for its HDV program. The services are to be provided from July 1, 2018 through the completion of the Phase 3 Clinical Study Reports and the subsequent new drug application (NDA) filing. As consideration, the Company has committed to pay fees of approximately $10.0 million in cash and stock over four years, including approximately $0.8 million for expert consultant fees and pass through costs to vendors, plus certain incentive-based regulatory milestone fees up to $1.0 million. As part of the aggregate payment, the Company issued 115,526 shares of common stock subject to quarterly vesting requirements related to successful performance of the services and achievement of budget timeline set forth in the Product Agreements. The Product Agreements can be terminated by either party due to material breach or by the Company without cause with 90 days prior written notice. For the three and nine months ended September 30, 2020, the Company recognized research and development expense of $0.1 million and $0.2 million, respectively, related to the shares issued under the Product Agreements. Additionally, as of September 30, 2020, the total unrecognized compensation expense related to unvested restricted shares was $0.3 million, which the Company expects to recognize over an estimated weighted-average period of 1.5 years.
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

The Company accounts for the amortization of the debt discount utilizing the effective interest method. Long-term debt and unamortized discount balances are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Face value of long-term debt	$30,000	$30,000
Exit fee	3,277	3,277
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(2,294)	(2,887)
Total long-term debt	30,983	30,390
Less: current portion of long-term debt, net	5,783	—
Long-term debt, net	$25,200	$30,390

7.	Stock-Based Compensation

The following table summarizes stock option activity under the Company’s stock-based compensation plan during the nine months ended September 30, 2020 (in thousands, except option and share data):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	823,598	2,767,617	$12.14	7.94	$8,218
Additional options authorized	1,226,169	—
Granted	(1,149,750)	1,149,750	$7.43
Restricted stock units granted	(37,500)	—
Exercised	—	(61,700)	$8.41
Canceled and forfeited	80,987	(80,987)	$11.18
Outstanding as of September 30, 2020	943,504	3,774,680	$10.78	7.86	$2,921
Vested and exercisable as of September 30, 2020		1,856,770	$11.69	6.87	$1,245

During the three and nine months ended September 30, 2020, the Company granted stock options for the purchase of 85,000 and 1,149,750 shares of the Company’s common stock with a weighted-average grant date fair value of $7.18 and $4.78 per share, respectively. During the three and nine months ended September 30, 2019, the Company granted stock options for the purchase of 217,000 and 1,079,750 shares of the Company’s common stock with a weighted-average grant date fair value of $7.18 and $9.01 per share, respectively.

The Company records stock-based compensation of stock options granted by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizes the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected term (in years)	6.08	6.02-6.08	5.27-6.08	5.27-6.08
Contractual term (in years)	—	—	10.00	10.00
Volatility	74.00%	74.19%-75.70%	73.00%-77.00%	74.19%-83.19%
Risk free interest rate	0.39%	1.42%-1.90%	0.39%-1.37%	1.42%-2.57%
Dividend yield	—	—	—	—

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$367	$559	$1,154	$1,366
General and administrative	1,078	1,090	3,382	2,965
Total	$1,445	$1,649	$4,536	$4,331

As of September 30, 2020, the total unrecognized compensation expense related to unvested options was $12.1 million, which the Company expects to recognize over an estimated weighted average period of 2.7 years.

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

The RSUs granted to non-employee directors will vest on the one-year anniversary of the grant date, subject to the eligible director’s continuous services through the vesting date, and will vest in full upon a change in control, as defined under the Restated 2013 Plan. For RSU’s granted to employees during the nine months ended September 30, 2020, the vesting will begin on the one-year anniversary through the two-year anniversary of the grant date. The fair value of all RSUs are measured at the grant date based on the closing market price of the Company’s common stock and is recognized as stock-based compensation expense on a straight-line basis over the vesting period.

There were no RSUs granted during the three months ended September 30, 2020. For the nine months ended September 30, 2020, 37,500 RSUs with a weighted-average grant date fair value of $6.95 per share. The Company recognized $0.1 million and $0.1 million in stock-based compensation expense for the three and nine months ended September 30, 2020, respectively, which is included in general and administrative expenses. As of September 30, 2020, the total unrecognized compensation expense related to unvested RSUs was $0.1 million, which the Company expects to recognize over an estimated weighted-average period of 0.6 years.

8.	Income Taxes

The Company did not record tax expense for the three and nine months ended September 30, 2020 and 2019 due to the Company’s loss position and full valuation allowance.

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

The maturity of the Company’s operating lease liabilities were as follows (in thousands):

Undiscounted lease payments	September 30, 2020
Remaining in 2020	$160
2021	673
2022	662
2023	113
Total undiscounted payments	1,608
Less: imputed interest	160
Present value of future lease payments	1,448
Less: current portion of operating lease liabilities	565
Operating lease liabilities	$883

Rent expense recognized for the Company’s operating leases was $0.2 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for the operating leases were $23,000 and $21,400 for the three months ended September 30, 2020 and 2019, respectively, and $0.1 million and $0.1 million for the nine months ended September 30, 2020 and 2019.

The operating cash outflows for the operating lease liabilities were $0.5 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, the weighted-average remaining lease terms were 2.4 years and 3.1 years, and weighted-average discount rates were 9.15% and 9.15%, respectively.

10.	Subsequent Events

As of October 27, 2020, the Company completed the sale of common stock subject to its ATM financing facility with Jefferies LLC under the effective shelf statement filed on August 6, 2020, resulting in the total offering of 615,654 shares of common stock and net proceeds to the Company of $6.1 million, after deducting commissions.

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

Our lead clinical program is in Phase 3, developing lonafarnib, a first-in-class prenylation inhibitor, boosted with ritonavir, for the treatment of Hepatitis Delta Virus (HDV) infection, the most severe form of human viral hepatitis. The pivotal Phase 3 D-LIVR study (n=400) is ongoing and enrolling patients. The study spans over twenty countries and one hundred sites and has potential to generate data for two lonafarnib-based ritonavir-boosted regimens for approval. An all-oral arm of lonafarnib boosted with ritonavir and a combination arm of lonafarnib boosted with ritonavir combined with pegylated interferon-alfa-2a will each be compared to placebo. We are also developing lonafarnib monotherapy for treatment of Progeria and Progeroid Laminopathies. In March 2020, we submitted a New Drug Application (NDA) to the Food & Drug Administration (FDA) and a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA). The NDA was accepted for filing by the FDA in May 2020 with priority review, and the MAA has been validated by the EMA and is under a standard review timeline. Progeria and Progeroid Laminopathies are ultra-rare and rapidly fatal genetic conditions of accelerated aging in children.

Peginterferon lambda (lambda) is our second program treating HDV and is Phase 3 ready. We have agreement from FDA and EMA on a single pivotal phase 3 study design and endpoints. Lambda is a well-characterized, late-stage, first in class, type III interferon. We previously reported Phase 2 LIMT (lambda monotherapy) study results (n=33) that demonstrated a 36% durable virologic response (DVR), or below the limit of quantification (BLQ), at 24 weeks post-treatment. In the Phase 2 LIFT study, HDV patients were treated with a combination of our two proprietary products, lambda and lonafarnib boosted by ritonavir. The end-of-treatment results reported in August 2020 showed that 58% of patients were HDV RNA undetectable or BLQ at Week 24, and 95% of patients achieved the primary end-point of >2 log decline in HDV RNA at Week 24. Adverse events were mostly mild to moderate.

We are also developing avexitide, a well-characterized peptide, as a treatment for post-bariatric hypoglycemia (PBH), a debilitating and potentially life-threatening condition for which there is currently no approved therapy. We have completed four clinical studies demonstrating proof of concept in 54 patients suffering from severe, refractory PBH, and have received FDA guidance on a single pivotal Phase 3 trial.

Avexitide has also demonstrated proof of concept for treatment of congenital hyperinsulinism (CHI), an ultra-rare pediatric metabolic genetic disorder.

We have no products approved for commercial sale and have not generated any revenue from product sales. We have never been profitable and have incurred operating losses in each year since inception, and we do not anticipate that we will achieve profitability in the near term. Our net losses were $46.2 million and $53.3 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $287.7 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Recent Developments

Phase 2 LIFT HDV Study of Peginterferon Lambda (Lambda) Combined with Lonafarnib End-of-Treatment Data

On August 31, 2020, we announced positive end-of-treatment data from the Phase 2 LIFT study. At Week 24 end of treatment, 25 of 26 patients (96%) achieved the Primary Endpoint of > 2 log decline in HDV RNA, 58% of patients were either Below Limit of Quantitation or Undetectable, and median HDV RNA decline was 3.2 log IU/mL (CI: 2.50-3.93, p<0.0001). Combination therapy with lambda and Lonafarnib in chronic HDV patients appears to be well tolerated for up to six months in most patients. Adverse events were mostly mild to moderate and included GI-related side effects, weight loss, hyperbilirubinemia, and anemia. Per-protocol dose reductions occurred in three patients and discontinued in four patients, and were mostly due to known side effects related to peginterferon lambda.

Investigator Sponsored Studies of Peginterferon Lambda (Lambda) in COVID-19

On October 15, 2020, we announced positive results of the ILIAD Study (Interferon Lambda for Immediate Antiviral Therapy at Diagnosis in COVID-19), an investigator sponsored randomized trial of lambda in outpatients with mild to moderate COVID-19 conducted at Toronto General Hospital, University Health Network in Toronto, Canada.  The main efficacy outcomes were viral load decline and the proportion of individuals with a negative nasopharyngeal swab for SARS-CoV-2 at Day 7.  A total of 60 patients were randomized 1:1 to a single subcutaneous dose of lambda 180 mcg or normal saline placebo.  Patients were followed for 14 days. The cutoff of 6 log copies/mL was prospectively chosen as this correlates with the threshold for infectivity and the likely need for treatment.

The SARS-CoV-2 RNA viral load decline from baseline was significantly greater in the lambda group than in the placebo group from Day 5 onwards.  After controlling for baseline viral load, those treated with lambda were 4.1-fold (95% CI 1.2-16.7, p=0.029) more likely to clear by Day 7 than those in the placebo arm.  For those with baseline viral load > 6 log copies/mL, the proportion negative at Day 7 in the lambda group was 15 of 19 (79%) compared to 6 of 16 (38%) in the placebo group (p=0.013).  Across all patients, by Day 7, 24 of 30 patients (80%) in the lambda group were negative compared to 19 of 30 (63%) in the placebo arm (p=0.15). Lambda was well-tolerated with few adverse events, which included minimal elevations of transaminases which self-resolved.

On September 28, 2020, we announced results of an investigator sponsored study of lambda in outpatients with mild and uncomplicated COVID-19 conducted at Stanford University. The primary endpoint was duration of viral shedding, determined by time to first of two consecutive negative tests for SARS-CoV-2 by qRT-PCR. The secondary endpoint was reducing duration of symptoms and hospitalization in patients with mild COVID-19. A total of 120 patients were randomized 1:1 to a single subcutaneous dose of lambda or normal saline placebo. Patients were followed for 28 days. No difference was demonstrated in duration of SARS-CoV-2 viral shedding and time to symptom resolution when compared with placebo. Median time to cessation of viral shedding in both groups was 7 days. Lambda was well-tolerated with few adverse events, which included elevated transaminases which self-resolved.

Update on Impact of COVID-19 Pandemic on Clinical Development Activities and Business Operations

We have taken proactive steps to ensure the safety of patients and the integrity of our HDV Phase 3 D-LIVR trial, which is expected to complete enrollment in 2021. We have adequate clinical drug product supply for the D-LIVR study and do not anticipate any interruption in availability of study drug to patients.

We do not anticipate that the FDA reviews of our NDA for lonafarnib for Progeria and Progeroid Laminopathies will be impacted by COVID-19. We also do not anticipate any impact to our planned U.S. commercial launch, including availability of commercial drug supply. We previously announced that the EMA review of our MAA will follow a standard review timeline.

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

The largest component of our operating expenses has historically been the investment in clinical trials, including contract manufacturing arrangements, clinical trial material related costs and other research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Product candidates:
Lonafarnib	$6,082	$9,654	$18,997	$29,621
Lambda	1,061	895	2,238	1,437
Avexitide	431	1,349	1,632	2,714
Internal research and development costs	2,236	2,161	6,178	6,091
Total research and development expense	$9,810	$14,059	$29,045	$39,863

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		$	%
	2020	2019	Change	Change
Operating expenses:
Research and development	$9,810	$14,059	$(4,249)	(30%)
General and administrative	5,027	4,247	780	18%
Total operating expenses	14,837	18,306	(3,469)	(19%)
Loss from operations	(14,837)	(18,306)	3,469
Interest expense	(906)	(884)	(22)	*
Interest income	76	585	(509)	(87%)
Other expense, net	(13)	(11)	(2)	*
Net loss	$(15,680)	$(18,616)	$2,936	(16%)

*Percentage not meaningful.

Research and development expenses

Research and development expenses decreased by $4.3 million to $9.8 million for the three months ended September 30, 2020, from $14.1 million for the same period in 2019. The decrease was primarily due to a $4.1 million decrease in contract manufacturing and clinical expenditures due to a decrease in program activities and a $0.2 million decrease in compensation and personnel related expenses, including stock-based compensation expense.

General and administrative expenses

General and administrative expenses increased by $0.8 million to $5.0 million for the three months ended September 30, 2020, from $4.2 million for the same period in 2019. The increase was primarily due to a $0.5 million increase in outside legal, consulting, advisory and accounting services and a $0.3 million increase in compensation and personnel related expenses.

Interest expense

Interest expense remained relatively flat for the three months ended September 30, 2020 and for the same period in 2019.

Interest income

Interest income decreased by $0.5 million to $0.1 million for the three months ended September 30, 2020 from $0.6 million for the same period in 2019. The decrease was primarily due to a decrease in interest rates on money market funds.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,		$	%
	2020	2019	Change	Change
Operating expenses:
Research and development	$29,045	$39,863	$(10,818)	(27%)
General and administrative	15,141	12,529	2,612	21%
Total operating expenses	44,186	52,392	(8,206)	(16%)
Loss from operations	(44,186)	(52,392)	8,206
Interest expense	(2,681)	(2,518)	(163)	6%
Interest income	629	1,598	(969)	(61%)
Other expense, net	(7)	(20)	13	*
Net loss	$(46,245)	$(53,332)	$7,087	(13%)

*Percentage not meaningful.

Research and development expenses

Research and development expenses decreased by $10.9 million to $29.0 million for the nine months ended September 30, 2020, from $39.9 million for the same period in 2019. The decrease was primarily due to a $10.0 million decrease in contract manufacturing and clinical expenditures due to a decrease in program activities and a $1.0 million decrease in regulatory expenses.

General and administrative expenses

General and administrative expenses increased by $2.6 million to $15.1 million for the nine months ended September 30, 2020, from $12.5 million for the same period in 2019. The increase was primarily due to a $1.4 million increase in compensation and personnel related expenses, including stock-based compensation expense due to an increase in headcount, and a $1.1 million increase in outside legal, consulting, advisory and accounting services.

Interest expense

Interest expense increased by $0.2 million to $2.7 million for the nine months ended September 30, 2020 from $2.5 million for the same period in 2019. Interest expense primarily increased due to the additional funds borrowed under the Oxford Loan in March 2019.

Interest income

Interest income decreased by $1.0 million to $0.6 million for the nine months ended September 30, 2020 from $1.6 million for the same period in 2019. The decrease was primarily due to a decrease in interest rates on money market funds.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2020, we had $125.3 million of cash, cash equivalents and investments, comprised of $52.0 million of cash and cash equivalents and $73.3 million of debt securities available-for-sale, and an accumulated deficit of $287.7 million.

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

During the nine months ended September 30, 2020, we completed ATM offerings under the 2019 ATM Facility and the new sales agreement (the 2020 ATM Facility) with Jefferies for a total of 7,305,313 shares resulting in $77.6 million in net proceeds, after deducting commissions. From October 1, 2020 through October 27, 2020, we completed ATM offerings under the 2020 ATM Facility for a total of  615,654 shares and $6.1 million in net proceeds, after deducting commissions. Following such issuances, as of October 31, 2020, $13.8 million of common stock remains available to be sold under the 2020 ATM Facility, subject to certain conditions as specified in the Sales Agreement.

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

Future Funding Requirements

We have not generated any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercialize any of our product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development and manufacturing activities, particularly as we continue the research, development, manufacture and clinical trials of, and seek regulatory approval for our product candidates.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(47,670)	$(48,643)
Net cash used in investing activities	(17,820)	(51,090)
Net cash provided by financing activities	78,110	57,877
Net increase (decrease) in cash and cash equivalents	$12,620	$(41,856)

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2020 was $47.7 million, which primarily consisted of a net loss of $46.2 million, partially offset by stock-based compensation expense of $4.5 million, non-cash interest expense of $0.6 million, amortization of operating lease right-of-use assets of $0.4 million and common stock issued under Product Development Agreement of $0.2 million. Additionally, cash used in operating activities reflected changes in net operating assets of $7.2 million due to an increase of $4.4 million in prepaid expenses and other current assets primarily due to the timing of payments, an increase of $1.3 million in other assets primarily related to long term deposits with clinical research organizations, a decrease of $1.1 million in accounts payable and accrued liabilities due to timing of payments and a decrease of $0.4 million in operating lease liabilities.

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

Cash flows from investing activities

Cash used in investing activities was $17.8 million for the nine months ended September 30, 2020, primarily consisting of $92.5 million of purchases of debt securities, partially offset by $74.8 million of proceeds from maturities of debt securities.

Cash used in investing activities was $51.1 million for the nine months ended September 30, 2019, consisting of $96.3 million of purchases of debt securities and $0.1 million of purchases of property and equipment, partially offset by $45.3 million of proceeds from maturities of debt securities.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2020 primarily consisted of $77.4 million of net proceeds from the issuance of common stock upon offering at-the-market and $0.7 million of proceeds from the issuance of common stock upon stock option exercises and ESPP purchase.

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

Contractual Obligations and Other Commitments

Our contractual obligations as of September 30, 2020 have not materially changed from what we presented in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 13, 2020.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2020, the end of the period covered by this report.

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

As of September 30, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of September 30, 2020, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

Except as otherwise described above under Management’s Report on Internal Control over Financial Reporting, there were no  changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the nine months ended September 30, 2020 and 2019, we reported a net loss of $46.2 million and $53.3 million, respectively. As of September 30, 2020, we had an accumulated deficit of $287.7 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until September 30, 2020. However, if a drug candidate receives Rare Pediatric Disease designation before October 1, 2020, it is eligible to receive a voucher if it is approved before October 1, 2022. Lonafarnib or avexitide may not be approved by that date, or at all, and, therefore, we may not be in a position to obtain a priority review voucher prior to expiration of the program, unless Congress further reauthorizes the program. In addition, we have agreed to equally share with the Progeria Research Foundation any proceeds from the sale of a Priority Review Voucher that we may receive as the sponsor of a rare pediatric disease product application for lonafarnib for the treatment of progeria.

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

As of September 30, 2020, we had 29 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

The GDPR generally restrict the transfer of personal information from Europe, including the European Economic Area, United Kingdom and Switzerland, to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. One of the primary safeguards allowing United States companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the United States Department of Commerce. However, the Court of Justice of the EU recently invalidated the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or most other countries. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the Standard Contractual Clauses. Although we rely primarily on individuals’ explicit consent to transfer their personal information from Europe to the United States and other countries, in certain cases we have relied or may rely on the Standard Contractual Clauses. Authorities in the United Kingdom and Switzerland, whose data protection laws are similar to those of the EU, may similarly invalidate use of the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield, respectively, as mechanisms for lawful personal information transfers from those countries to the United States. As such, if we are unable to rely on explicit consent to transfer individuals’ personal information from Europe, which can be revoked, or implement another valid compliance solution, we will face increased exposure to substantial fines under European data protection laws as well as injunctions against processing personal information from Europe. Inability to import personal information from the European Economic Area, United Kingdom or Switzerland may also restrict our clinical trial activities in Europe; limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

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

Our business is currently adversely affected by and could be materially adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics including the evolving effects of the COVID-19 outbreak. We have a significant number of clinical trial sites in countries that have been directly affected by COVID-19. We depend on manufacturing operations for various stages of our supply chain in countries that have been directly affected by COVID-19. COVID-19 continues to adversely affect our business and could materially and adversely affect our operations and those of our manufacturers and other third parties with whom we conduct business.

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

Further, as a result of the COVID-19 pandemic, the extent and length of which is uncertain, we may be required to develop and implement additional clinical study policies and procedures designed to help protect study participants from the COVID-19 virus, which may include using telemedicine visits, remote monitoring of patients and clinical sites, and measures to ensure that data from clinical studies that may be disrupted as result of the pandemic are collected pursuant to the study protocol and consistent with good clinical practices (GCPs), with any material protocol deviation reviewed and approved by the site Institutional Review Board (IRB). Missed scheduled patient appointments, any interruption in study drug supply, or other consequences that may result in incomplete data being generated during a study as a result of the pandemic must be adequately documented and justified. For example, on March 18, 2020, the FDA issued guidance on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, any disruption of the study as a result of the COVID-19 pandemic; a list of all study participants by unique subject identifier and by investigational site that were affected by the COVID-19 pandemic, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study.

Further, the FDA may continue  to suspend or delay certain foreign inspections, and the EMA may also, and if there continues to be a suspension or delay in inspections, our product application reviews and potential approvals could be impacted or delayed.

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

101.INS**	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

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

Eiger BioPharmaceuticals, Inc.

Date: November 5, 2020	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: November 5, 2020	By:	/s/ Sriram Ryali
Sriram Ryali
Chief Financial Officer
(Principal Financial Officer)