Form 10-K
period 2020-12-31
Eiger BioPharmaceuticals, Inc.
filed 2021-03-09
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020 totaled approximately $257,943,696 based on the closing price of $9.60 as reported by the Nasdaq Global Market. This calculation excludes 372,505 shares held by executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the Registrant.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 5, 2021 was 33,901,386.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2021 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2020.

Eiger BioPharmaceuticals, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2020

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain “forward-looking statements.” We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	our ability to support the launch of Zokinvy™ (lonafarnib) and our commercial development for Zokinvy;
•	the potential approval of Zokinvy in jurisdictions outside of the U.S., including the European Union;
•	our ability to maintain supply of our commercial and clinical trial materials;
•	our ability to transition into a commercial stage biopharmaceutical company;
•	our ability to finance the continued advancement of our development pipeline products;
•	our plans to research, develop and commercialize our product candidates;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	our ability to obtain favorable reimbursement and pricing and the rate and degree of market acceptance of our product candidates;
•	our ability to manufacture product necessary to support regulatory approvals and timely meet commercial requirements;
•	regulatory developments in the U.S. and foreign countries;
•	the performance of our third-party suppliers and manufacturers;
•	the success of competing therapies that are or may become available;
•	our ability to attract and retain key scientific or management personnel;
•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

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

ITEM 1. Business

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of foundational therapies for Hepatitis Delta Virus (HDV) infection, the most severe form of human viral hepatitis, for which there is currently no FDA-approved therapy.

Eiger has reported positive proof-of-concept clinical results across all our programs, and we have received Breakthrough Therapy designation for three programs in clinical development. Our programs have several aspects in common: the disease targets represent conditions of high unmet medical need; the therapeutic approaches are supported by an understanding of disease biology and mechanism as elucidated by our academic research relationships; prior clinical experience with the product candidates guides an understanding of safety; and the development paths leverage the experience and capabilities of our experienced, commercially-focused management team.

We are developing two complementary treatments for HDV. Lonafarnib is a first-in-class, oral farnesylation inhibitor in a global Phase 3 trial, and the only oral therapy in development for HDV. Peginterferon lambda (lambda) is a first-in-class, well-characterized, well-tolerated type III interferon entering Phase 3.

The pivotal Phase 3 D-LIVR study (N=400) of lonafarnib boosted with ritonavir in HDV is ongoing with completion of enrollment planned in 2021. The study spans twenty-two countries with over one hundred sites and has potential to generate data for two distinct lonafarnib-based ritonavir-boosted regimens for approval. An all-oral arm of lonafarnib boosted with ritonavir and a combination arm of lonafarnib boosted with ritonavir combined with pegylated interferon-alfa-2a will each be compared to placebo.

The FDA approved our first commercial product, Zokinvy (lonafarnib) to reduce the risk of mortality in Hutchinson-Gilford Progeria Syndrome (HGPS or Progeria) and to treat processing-deficient progeroid laminopathies, ultra-rare and rapidly fatal genetic conditions of accelerated aging in children, on November 20, 2020. Our Marketing Authorization Application (MAA) is under review with the European Medicines Agency (EMA), and we expect a decision in the second half of 2021.

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

Our portfolio includes a late-stage clinical development pipeline with four clinical product candidates and one FDA-approved product.

Clinical Product Candidates

1.	Lonafarnib (LNF) in HDV

LNF is a well-characterized, orally bioavailable, first-in-class farnesylation inhibitor in a Phase 3 clinical trial for HDV infection and is our lead program. HDV is the most severe form of viral hepatitis for which there is currently no FDA-approved therapy. Chronic HDV infection can lead to a rapid progression to liver cirrhosis, a greater likelihood of developing liver cancer, and has the highest fatality rate of all the chronic hepatitis infections.

We licensed LNF from Merck in 2010. LNF is a small molecule that blocks the production of HDV virus particles by inhibiting a key step, called farnesylation, in the virus life cycle. We have completed Phase 2 studies in 129 HDV-infected patients dosed with LNF across five international clinical trials. LNF has demonstrated dose-dependent activity in reducing HDV viral load both as a monotherapy and in combination with ritonavir (RTV) and/or PEG IFN-alfa-2a. Phase 2 studies have identified two lonafarnib-based regimens, which have achieved clinically meaningful composite endpoints of HDV RNA decline ≥ 2 logs from baseline and normalized alanine aminotransferase (ALT), a key liver enzyme, at Week 24: all-oral regimen of LNF 50 mg boosted with RTV twice daily and combination regimen of LNF boosted with RTV combined with PEG IFN-alfa-2a. Predominantly grade 1 gastrointestinal (GI) adverse events (AE) were observed in Phase 2 amongst per-protocol treated patients.

Our Phase 3 registration program consists of a single, pivotal, global trial called D-LIVR that is designed to support U.S. regulatory approval. D-LIVR has the potential to generate data for two distinct lonafarnib-based ritonavir-boosted regimens for approval. An all-oral arm of LNF boosted with RTV and a combination arm of LNF boosted with RTV combined with PEG IFN-alfa-2a will each be compared to placebo in the Phase 3 D-LIVR study. We plan to complete enrollment (N=400) in 2021.

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

Lambda is our second program treating HDV. Lambda is a well-characterized, late-stage, first-in-class, type III, well-tolerated interferon (IFN), that stimulates immune responses that are critical for the development of host protection during viral infections.

We licensed worldwide rights to lambda from BMS in April 2016. Lambda has been administered in clinical trials involving over 3,000 patients infected with the Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Hepatitis D Virus (HDV), and SARS-CoV-2. Lambda has not been approved for any indication.

In 2020, following End of Phase 2 and Scientific Advice meetings with regulatory agencies, we gained agreement with FDA and EMA on a single pivotal Phase 3 trial for lambda as a monotherapy for treatment of HDV, which we expect to begin in the second half of 2021.

We have also generated data with lambda in a combination therapy with LNF + RTV. In November 2020, we reported positive end-of-study data from the LIFT study, a Phase 2 lambda combination study with LNF boosted with RTV at the National Institutes of Health’s National Institute of Diabetes and Digestive and Kidney Diseases (NIDDK) in 26 HDV-infected patients.

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

Avexitide for the treatment of hyperinsulinemic hypoglycemia has been granted Orphan Drug designation by the FDA and for the treatment of non-insulinoma pancreatogenous hypoglycemia syndrome (NIPHS) by the EMA. NIPHS describes a spectrum of acquired metabolic disorders characterized by inappropriately high insulin levels (hyperinsulinemia) and low blood glucose levels (hypoglycemia), which includes PBH. Avexitide for the treatment of PBH has also been granted Breakthrough Therapy designation by FDA. Following End of Phase 2 and Scientific Advice meetings with regulatory agencies, we have agreement on a single pivotal Phase 3 study, including study design and endpoints with the FDA and EMA.

4.	Avexitide in Congenital Hyperinsulinism (CHI)

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

Avexitide has been granted Orphan Drug designation by the EMA for the treatment of CHI and Orphan Drug designation by the FDA for the treatment of hyperinsulinemic hypoglycemia, which includes CHI. Avexitide has also been granted Rare Pediatric Disease designation by FDA.

Approved Product

1.	Zokinvy (LNF) in Progeria and Processing-Deficient Progeroid Laminopathies (PL)

In November 2020, we received FDA approval for Zokinvy to reduce risk of mortality in Progeria and to treat processing-deficient PL. Zokinvy is our first approved product, and the first approved therapy for these indications. There are approximately 20 identified patients in the U.S. who are eligible for treatment with Zokinvy.

In March 2020, we submitted our MAA for Zokinvy to the EMA, which is currently under review. We expect a decision in the second half of 2021.

Zokinvy is a disease-modifying agent that has demonstrated a statistically significant survival benefit in children and young adults with Progeria. In patients with Progeria, Zokinvy reduced the incidence of mortality by 60% (p=0.0064) and increased average survival time by 2.5 years. The most commonly reported adverse reactions were gastrointestinal (vomiting, diarrhea, nausea), and most were mild or moderate (Grade 1 or 2) in severity. Many Progeria patients have received continuous Zokinvy therapy for more than 10 years.

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

Processing-Deficient Progeroid Laminopathies are genetic conditions of accelerated aging caused by a constellation of mutations in the LMNA and/or ZMPSTE24 genes yielding farnesylated proteins that are distinct from progerin. While non-progerin producing, these genetic mutations result in disease manifestations with phenotypes that have overlap with, but are distinct from, Progeria. Collectively, worldwide prevalence of progeroid laminopathies is believed to be approximately 200 patients.

In November 2020, we entered into an amendment to our license agreement with Merck to include, not only all uses of lonafarnib related to the treatment of Progeria, but also Progeroid Laminopathies.

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

We plan to continue evaluating in-licensing opportunities in order to enhance our pipeline and leverage our business development, clinical development, regulatory and commercial expertise. We believe our management team has the capability and experience to continue to execute this model. Our management team has worked in other private and public biotechnology companies such as Prestwick Pharmaceuticals, New River Pharmaceuticals, Clinical Data Inc., CoTherix, InterMune, Salix Pharmaceuticals, Inc., Onyx Pharmaceuticals, Aimmune Therapeutics, and Questcor, each of which was acquired by a larger pharmaceutical industry company. Our management also has previous work experience, in some cases working together, at pharmaceutical companies, including The Upjohn Company, Glaxo, Glaxo Wellcome, Glaxo Smith Kline, BioDelivery Sciences, Inc., BioTime, Inc., Halozyme, Merck, Schering-Plough, Amylin, Zeneca, Jazz Pharmaceuticals, Rigel, Theravance and Amgen.

Our Strategy

Our strategy is to identify, develop, and, directly or through collaborations, bring to market novel products for the treatment of rare and ultra-rare diseases or conditions. We currently have a diverse portfolio of well-characterized product candidates with the potential to address life-threatening diseases for which the unmet medical need is high and, primarily focused on the development of foundational therapies for HDV infection. Our goal is to be a leader in the development and commercialization of novel therapeutics for serious unmet medical needs in rare and ultra-rare diseases. Our focus to achieve this goal will be to utilize our experience and capabilities to:

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

HDV is generally spread through exchange of body fluids either sexually or through contact with infected blood. Globally, it is estimated that between 4.3% and 5.7% of the 240 million worldwide chronic HBV population, or 10 to 14 million people, are infected with HDV. The prevalence of HDV in patients infected with chronic HBV is even higher in certain regions, including certain parts of Mongolia, China, Russia, Central Asia, Pakistan, Turkey, Africa and South America, with an HDV prevalence as high as 60% being reported in HBV-infected patients in Mongolia and Pakistan. The prevalence of HDV has recently begun to increase in Western Europe and the United States due to migration from countries with high infection rates.

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

Our initial discussions with payors have indicated that they would be willing to reimburse healthcare providers for HDV RNA quantitative assays that are carried out following a positive HBsAg test for HBV. Commercially available assays will increase the number of assays performed and increase the number of identified patients who can potentially benefit from an HDV therapy such as LNF.

Current Therapy for HDV

Currently, there is no FDA-approved therapy for hepatitis delta virus infection. Hepcludex (buleviritide) was conditionally approved in Europe in 2020 for treatment of chronic HDV. The American Association for the Study of Liver Diseases (AASLD) guidelines suggest treatment of chronic hepatitis delta infections with IFN-alfa. In clinical trials of IFN-alfa or PEG IFN-alfa, between 25% and 33% of HDV infected patients were able to achieve undetectable HDV RNA after a minimum of 48 weeks of therapy, with some requiring two years of therapy. However, long-term therapy with IFN-alfa is known to be associated with numerous adverse events and tolerability is a significant problem for some of these patients. In addition, rebound of HDV RNA occurs in greater than 50% of patients. HBV nucleoside analogs that suppress HBV DNA are ineffective against HDV since they are ineffective in suppressing the expression HBsAg. Current development programs targeting HBV functional cures are in early stages and are not expected to eliminate extra-hepatic reservoirs of HBsAg. Given that HDV only requires small amounts of HBsAg for virion assembly, functional cures, if achieved, will not eradicate HDV.

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

Our Lead HDV Opportunity: Lonafarnib

Lonafarnib (LNF) is a well-characterized, orally active inhibitor of farnesyl transferase. LNF inhibits the farnesylation step of HDV replication inside liver cells and blocks the ability of the virus to multiply. Since farnesylation is a host process, not under control of HDV, and LNF inhibits farnesylation, we believe that there is also a potentially higher barrier to resistance with LNF therapy. LNF for the treatment of HDV infection has been granted Orphan Drug designation in Europe and the United States, and LNF in combination with RTV has been granted Fast Track and Breakthrough Therapy designations from FDA for the treatment of chronic HDV infections. In the United States, we have issued patents, U.S. Patent No. 10,076,512 and 10,828,283, both entitled Treatment of Hepatitis Delta Virus Infection. The issued claims cover a broad range of RTV-boosted LNF doses and durations. The European Patent Office, the Chinese Patent Office and the Japan Patent Office have also granted patents with claims covering a broad range of lonafarnib boosted with RTV dosing regimens for the treatment of HDV infection.

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

D-LIVR is a global study, enrolling across 22 countries and over 100 sites. We plan to complete enrollment (N=400) of D-LIVR in 2021.

Our Second HDV Therapeutic Approach: Lambda for HDV

Lambda is a well-characterized, late-stage, first in class, well-tolerated, type III interferon (IFN) that we in-licensed from Bristol-Myers Squibb in April 2016 for the treatment of HDV infection. Lambda is being developed as a well-tolerated interferon. Lambda stimulates immune responses that are critical for the development of host protection during viral infections. Lambda targets type III IFN receptors which are distinct from the type I IFN receptors targeted by IFN-alfa. These type III receptors are highly expressed on hepatocytes with limited expression on hematopoietic and central nervous system cells, which has been demonstrated to reduce the off-target effects associated with other IFNs and improve the tolerability of lambda (Chan 2016). Although lambda does not use the IFN-alfa receptor, signaling through either the IFN-lambda or IFN-alfa receptor complexes results in the activation of the same Jak-STAT signal transduction cascade.

In clinical trials of IFN-alfa or PEG IFN-alfa-2a, after 48-72 weeks of therapy, between 25% and 33% of HDV-infected patients were HDV RNA undetectable 24 weeks after stopping therapy. However, IFN-alfa is known to be associated with numerous adverse events and tolerability is a significant problem for some of these patients. We believe lambda will be a safer and better tolerated pegylated interferon compared to PEG IFN-alfa-2a. We are developing lambda as a monotherapy and in a combination therapy with LNF. In 2020, we gained agreement with FDA and EMA on study design and endpoints for a single pivotal Phase 3 of lambda as a monotherapy for treatment of HDV infection. The study, called LIMT-2, is depicted below, is a randomized, open-label, parallel-arm study and will include 150 patients randomized 2:1 to two different lambda-containing arms. The first arm is 48 weeks of treatment with lambda 180 mcg administered weekly and a 24-week off-treatment follow-up period. The second arm is 12-weeks of no therapy followed by 48 weeks of treatment with weekly lambda 180 mcg and a 24-weeks off-treatment follow-up period. The primary endpoint is a Durable Virologic Response (DVR), or HDV RNA below limit of quantitation (BLQ) or undetectable, 24-weeks post treatment of Arm 1 compared to placebo after 12-weeks of no treatment of Arm 2. All patients will be administered an anti-HBV nucleos(t)ide analog throughout the study.

Lambda Clinical Data

LIMT-1 Monotherapy Phase 2 Clinical Trial

LIMT-1 was a 1:1 randomized, open-label Phase 2 study of lambda 120 μg or 180 μg subcutaneous injections administered weekly for 48 weeks in 33 patients with chronic HDV. End of treatment was followed by a treatment-free 24-week observation period. The primary objective of the Phase 2 study was to evaluate the safety, tolerability, and efficacy of treatment with two dose levels of lambda in patients with chronic HDV infection. All patients were administered an anti-HBV nucleos(t)ide analog throughout the study. The trial was conducted at four international sites in New Zealand, Israel and Pakistan.

Week 48 end-of-treatment data were presented in November 2018 at AASLD. At Week 48, patients in the 180 μg lambda treated group experienced a 2.4 log mean decline in HDV-RNA, with 6 of 10 (60%) experiencing ≥ 2 log decline, 4 of 10 (40%) patients were HDV-RNA negative at end of treatment. At Week 48, patients in the 120 μg lambda treated group experienced a 1.5 log mean decline in HDV RNA, with 6 of 14 (42.9%) experiencing ≥ 2 log decline, 2 of 14 (14.3%) patients were HDV-RNA negative at end of treatment. The most commonly reported AEs were moderate headache, pyrexia, fatigue, and myalgia. Observed ALT flares result from vigorous antiviral immunological response to treatment, not due to direct hepatotoxicity. End of 24-week follow-up data, presented in April 2019 at EASL, demonstrated that 36% of HDV infected patients were able to maintain HDV RNA below limit of quantitation (BLQ) 24-weeks post-treatment, or a Durable Virologic Response (DVR), and achieve ALT normalization. These data are illustrated below.

LIMT-1 study did not include per-protocol liver biopsies. However pre- and post-treatment liver biopsies were collected for two patients where regression in liver fibrosis from F5 to F1 and F4 to F1 was observed. This is the first demonstration of regression in liver fibrosis with a finite lambda treatment.

LIFT HDV Combination of Therapy Phase 2 Clinical Trial

LIFT (Lambda Interferon combination Therapy) was an open-label, Phase 2 study evaluating lambda in combination with lonafarnib boosted with ritonavir in 26 HDV-infected patients. Patients were dosed for 24 weeks and underwent off-treatment follow-up for 24 weeks. The primary endpoint was >2 log decline in HDV RNA at end of 24-weeks of treatment. Secondary endpoints included histology (>2-point improvement in histological activity index and no progression in fibrosis) at end of follow-up. LIFT was conducted within the National Institutes of Health (NIH) at the NIDDK. Study design and final end-of-treatment and end-of-study data were reported in November 2020 at the AASLD conference and are summarized in the pictures below.

The data demonstrated that after 24 weeks of treatment, by per protocol analysis, 77% of patients (17 of 22) achieved the primary efficacy end point of >2 log decline in HDV RNA, with 50% of patients (11 of 22) were either HDV RNA BLQ or undetectable. At Week 48 (24 weeks post-treatment), 5 of 22 patients (23%) maintained HDV RNA BLOQ or were HDV RNA undetectable, 11 of 20 patients (55%) demonstrated improvement in Histology Activity Index (HAI), and 6 of 20 patients (30%) achieved the secondary endpoint of > 2 point improvement in HAI.

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

Approximately 240,000 bariatric surgical procedures are performed each year in the United States, and another 900,000 are performed each year in Europe. It is estimated that PBH can impact approximately 10% of Roux-en-Y gastric bypass and 2.5% of SG patients.

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

Avexitide was well tolerated. There were no treatment-related serious adverse events and no participant withdrawals. Adverse events were typically mild to moderate in severity. The most common adverse events were injection site bruising, nausea, and headache, all of which occurred with lower frequency during avexitide dosing periods than during the placebo dosing period. Avexitide has been granted Breakthrough Therapy Designation by the FDA. In 2020, we received concurrence with FDA and EMA on a single Phase 3 for Avexitide for treatment of PBH.

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

Clinical Data to Date

To date, a total of 39 patients with KATP CHI enrolled in 3 clinical investigations at CHOP have received avexitide administered by continuous IV infusion: 10 adolescents and adults, 16 children, and 13 neonates. Data generated across all 3 clinical investigations suggest that treatment with avexitide may effectively reduce fasting and postprandial hypoglycemia in patients with diazoxide unresponsive CHI. Avexitide treatment was well tolerated, with no serious drug-related adverse events (AEs) reported. Data from each of the three studies are presented in the figures below. Avexitide for treatment of CHI has been granted Rare Pediatric Disease designation by the FDA.

Manufacturing

We currently contract with third parties for the manufacturing of all of our FDA-approved product, Zokinvy, and clinical product candidates and intend to do so in the future. We do not own or operate manufacturing facilities for the production of clinical trial quantities of our product candidates and have no plans to build our own clinical or commercial scale manufacturing capabilities. We believe that the use of contracted manufacturing organizations (CMOs) eliminates the need for us to directly invest in manufacturing facilities, equipment and additional staff. Although we rely on contract manufacturers, our personnel and consultants have extensive manufacturing experience overseeing our CMOs.

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

We have qualified and finalized or are in process of finalizing commercial supply agreements contract manufacturers for Zokinvy (lonafarnib) and have identified commercial manufacturers for lambda and plan to proceed with qualifications.

Lonafarnib

The drug product for completed lonafarnib (LNF) Phase 2 clinical studies for the treatment of HDV was manufactured by Merck. We have successfully completed the technology transfer for manufacture of the LNF drug substance and the LNF drug product to our third-party manufacturers. All future clinical trials will be conducted with product manufactured by these CMOs. These manufacturers produce our commercial supply for progeria and processing-deficient progeroid laminopathies.

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

Avexitide

The clinical drug product for avexitide for the treatment of PBH and CHI is manufactured by a third-party CMO.

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

Patent Protection of Our Product Candidates

The exclusivity positions for our clinical-stage product candidates as of December 31, 2020 are summarized below.

LNF. We have licensed from Merck a portfolio of patents and know how covering the compound, formulations of the compound, and synthesis, but these expire before the anticipated launch date of the LNF product candidate.

In the United States, we have obtained patent protection for the use LNF in combination with RTV for the treatment of HDV infection. Eiger’s U.S. Patent Nos. 10,076,512 and 10,828,283 entitled, Treatment of Hepatitis Delta Virus Infection, includes claims covering broad range of RTV-boosted LNF doses and durations. The patents have terms that extend to 2035. Additional claims are being pursued in a continuation application. The European Patent Office, the Chinese Patent office and the Japanese Patent Office have also granted patents with claims covering a broad range of LNF boosted with RTV dosing regimens for the treatment of HDV infection. These patents will have a term that extends to 2035. In Europe, China and Japan, additional claims are being pursued in divisional applications. We have now obtained patent protection with claims covering treatment with LNF boosted with RTV in key major pharmaceutical markets including the U.S., Europe, China and Japan.

Corresponding patent applications claiming the use of lonafarnib boosted with ritonavir are pending in Korea and continuation applications are pending in the U.S., Europe, China and Japan.

Additionally, US Patent 10,835,496 and a European Patent issued claiming particular dosage regimens for ritonavir-boosted lonafarnib for the treatment of HDV infections. These patents extend protection until at least 2036. Applications are also pending in China, Japan and Korea. Any patents that issue from these applications will expire in 2036. In addition, LNF has been granted Orphan Drug designation by the FDA and the EMA in this indication, which respectively provide seven and ten years of regulatory exclusivity.

We have in-licensed from The Progeria Research Foundation patents covering the methods of treating Hutchinson-Gilford Progeria Syndrome (HGPS or Progeria), and progeroid laminopathies. The patents provide protection until at least 2024 and an application for patent term extension (PTE) that could extend the protection for one of the patents until 2029 have been filed. We have also filed a patent application in the US related to method of treating progeria and progeroid laminopathies that if issued would provide further protection until 2039.

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

We also filed a PCT application relating to the use of lambda in HDV, which matured into patent applications in the United States, Europe, China, Japan and Korea. Any patents that issue from these applications will expire in 2037. The United States Patent and Trademark Office (the USPTO) and the European Patent Office (EPO) have both issued Notices of Allowance, and we expect the patent to issue in the US and Europe the first half of 2021 with claims covering the use of lambda to treat HDV.

We have also filed PCT applications relating to the use of lambda in HDV and to the use of lambda, lonafarnib and ritonavir to treat HDV, which will offer protection until 2039 and 2040, respectively, if issued.

Avexitide. We have in-licensed from Stanford two PCT applications that claim the use of avexitide and other agents in the treatment of hypoglycemia associated with bariatric surgery, including in PBH. The USPTO issued US 10,639,354 and US 10,660,937 which will provide protection until May 2036. The applications are filed in the United States, the European Patent Office (EPO), Australia, Brazil, Canada, and Chile. Any patents that issue from these applications will expire in 2036 without extension and up to five years of patent term extension will be available in the United States. Additionally, avexitide has been granted Orphan Drug designation in this indication by the FDA and the EMA, which provides seven years and ten years of regulatory exclusivity in the United States and Europe, respectively.

We filed a PCT application for formulations of avexitide and the use of these formulations in the treatment of hypoglycemia associated with bariatric surgery. This application is still pending and the USPTO has issued a Notice of Allowance and we expect the patent to issue in the first half of 2021. Any patents that issue from this application will expire in 2037. We have also filed an additional PCT related to method of treating PBH and CHI, that if issued would provide protection until 2039.

We have in-licensed patents and patent applications from the Trustees of the University of Pennsylvania (UPenn) and CHOP, relating to hyperinsulemic hypoglycemia. The in-licensed patents and applications relate to multiple hyperinsulinemic disorders, including PBH and CHI. The patents, which are issued in the US and Europe, and provide protection until 2028. There are continuation applications pending from which we are pursuing additional claim coverage.

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

Competition

The biopharmaceutical industry is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Given the significant unmet medical need for novel therapies to treat chronic hepatitis delta infection, post-bariatric surgery-induced hypoglycemia associated with bariatric surgery, and congenital hyperinsulinism, these conditions are where various treatments from many companies are used and where many public and private universities and research organizations are actively engaged in the discovery, research and development of product candidates. As a result, there are and will likely continue to be extensive resources invested in the discovery and development of new products to treat these unmet medical needs. We anticipate facing intense and increasing competition as new products enter the market and advanced technologies become available.

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

Our potential competitors and the related stage of development of their product candidates in target indications is as follows:

•	HDV: Myr (being acquired by Gilead), conditional approval in Europe, Phase 3 ongoing; Replicor, Inc. (Phase 2); Janssen Research & Development, LLC (Phase 2)
•	Progeria and Progeroid Laminopathies: none
•	PBH: Xeris Pharmaceuticals (Phase 2)
•	CHI: Zealand Pharmaceuticals (Phase 3); Xeris Pharmaceuticals (Phase 2); Rezolute, Inc (Phase 2)

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

License and Asset Purchase Agreements

License Agreement with Merck

In September 2010, we entered into an exclusive license agreement with Schering Corporation, subsequently acquired by Merck, which provides us with the exclusive right to develop and commercialize lonafarnib. As consideration for such exclusive right, we issued Private Eiger convertible preferred stock with a fair value of $0.5 million when the agreement was executed in September 2010. This preferred stock was converted to 27,350 shares of common stock upon the Merger. In addition, we are obligated to pay Merck up to an aggregate of $27.0 million in development milestones and will be required to pay tiered royalties based on aggregate annual net sales of all licensed products ranging from mid-single to low double-digit royalties on net sales. Our obligation to pay royalties to Merck expires on a country-by-country and product-by-product basis on the later of the expiration of the last to expire patent assigned to us under the agreement on the tenth anniversary of the first commercial sale of the product. In May 2015, the first regulatory milestone was achieved, and we paid the related milestone payment of $1.0 million to Merck. No additional milestone payments were incurred during the year ended December 31, 2020.

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

On May 15, 2018, we entered into an amendment to the exclusive license agreement with Merck, which provides for expansion of the existing exclusively licensed field of use under the license agreement with Merck to include all uses of lonafarnib related to the treatment of Hutchinson-Gilford Progeria Syndrome in humans at no cost to us. We have the sole responsibility and the continuing obligation for the manufacture and supply of lonafarnib to The Progeria Research Foundation. Merck will not receive milestone payments in relation to lonafarnib for the treatment of progeria and progeroid laminopathies or any royalty payments for sales of lonafarnib to treat the currently estimated progeria and progeroid laminopathies patient population worldwide. On November 3, 2020, we entered into an amendment to the exclusive license agreement with Merck which expanded the definition of progeria to also include progeroid laminopathies.

Asset Purchase Agreement with AbbVie Inc.

On November 20, 2020, we entered into an asset purchase agreement (the AbbVie Agreement) with AbbVie Inc. (AbbVie) to sell our Rare Pediatric Disease Priority Review Voucher, which was awarded the PRV on November 20, 2020 upon approval by the FDA of our new drug application for ZokinvyTM in Hutchinson-Gilford Progeria Syndrome and processing-deficient Progeroid Laminopathies (the PRV) to AbbVie. The AbbVie Agreement contains customary representations, warranties, covenants, and indemnification provisions subject to certain limitations.

In consideration for the PRV, AbbVie agreed to pay us $95.0 million. The transaction closed in January 2021. Such consideration was shared equally with The Progeria Research Foundation in accordance with the terms of our Collaboration and Supply Agreement, dated May 15, 2018, with The Progeria Research Foundation, pursuant to which we and The Progeria Research Foundation will equally share any proceeds from the sale of a priority review voucher that the Company may receive as the sponsor of a rare pediatric disease product application. We retained approximately $47.4 million of the proceeds from the sale of the PRF.

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

In November 2012, we entered into an agreement with EGI whereby we sold all of the assets related to the compound clemizole, including any related intellectual property. EGI is obligated to pay to us a high single-digit royalty on future aggregate annual net sales, subject to certain reductions and exceptions. EGI’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of either expiration of the last to expire patent sold to EGI under the agreement or the earliest of the tenth anniversary of the first commercial sale of the product. As of December 31, 2020, the product has not achieved regulatory approval.

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

Under the BMS License Agreement, we are obligated to make development and regulatory milestone payments totaling $61.0 million and commercial sales milestones of up to $128.0 million after the achievement of specified milestones. We are also obligated to pay BMS annual net sales royalties in the range of mid-single to mid-teens, depending on net sales levels. If we grant a sublicense, we are obligated to pay BMS a portion of the sublicensing income received. As of December 31, 2020, the product has not reached commercialization and no milestones have been paid. In the fourth quarter of 2020, we recorded a $3.0 million milestone expense that was triggered on successful demonstration of proof of concept in a Phase 2 clinical trial based on data presented from the Phase 2 LIFT trial. The next expected milestone is $5.0 million triggered on the initiation of a Phase 3 clinical trial.

License Agreement with the Trustees of the UPenn and CHOP

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

As part of the consideration for the rights granted to us under the UPenn/CHOP Agreement, we paid UPenn a one-time, non-refundable issue fee of $1.0 million, which is recorded in research and development expenses for the year ended December 31, 2019. In addition, we are obligated to pay UPenn a specified annual license maintenance fee, up to $2.5 million in certain regulatory milestones, and up to $18.0 million in commercial milestones. We will also be required to pay UPenn a flat royalty in the low-single digits on our net sales of all licensed products, subject to specified reductions and offsets, and specified minimum annual royalty payments. Our obligation to pay royalties expires on a product-by-product and country-by-country basis, on the later of: (i) the expiration of the last valid claim in the licensed patents in any country, or (ii) the tenth anniversary of the first commercial sale of the product in such country. No milestones have been achieved as of December 31, 2020.

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

Once granted, product approvals may be withdrawn if compliance with regulatory standards are not maintained or problems are identified following initial marketing. In addition, after approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval. There also are continuing, annual program user fees for any marketed products, as well as new application fees for supplemental applications with clinical data.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Physician Payments Sunshine Act imposes, among other things, annual reporting requirements for covered manufacturers for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Covered manufacturers must submit reports by the 90th day of each calendar year. Beginning in 2022, such obligations will include payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists, and certified nurse-midwives.

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

To obtain regulatory approval of an investigational drug or biological product under EU regulatory systems, we must submit a marketing authorization application (MAA) either under the so-called centralized or national authorization procedures. The centralized procedure provides for the grant of a single marketing authorization by the European Commission following a favorable opinion by the EMA that is valid in all EU member states, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases, other immune dysfunctions and viral diseases. The centralized procedure is optional for other products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health or which contain a new active substance for indications other than those specified to be compulsory.

The EMA grants orphan drug designation to promote the development of products for the treatment, prevention or diagnosis of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the EU. In addition, orphan drug designation can be granted if the drug is intended for a life threatening or chronically debilitating condition in the EU and without incentives it is unlikely that sales of the drug in the EU would be sufficient to justify the investment required to develop the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the EU of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation provides opportunities for free or reduced-fee protocol assistance, fee reductions for marketing authorization applications and other post-authorization activities and ten years of market exclusivity following drug approval, which can be extended to 12 years if trials are conducted in accordance with an agreed-upon pediatric investigational plan. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Foreign data protection laws, including, without limitation, the European Union’s General Data Protection Regulation (GDPR) and European Union (EU) member state data protection legislation, also apply to health-related and other personal information that we process, including, without limitation, personal information relating to clinical trial participants in the EU. The GDPR imposes significant obligations on controllers and processors of personal information, including, among other things, to implement administrative, physical, technical, and organizational safeguards to protect personal information, establish an appropriate legal basis for processing personal information, comply with transparency requirements regarding the processing of personal information, honor requests from data subjects regarding their personal information, provide data breach notifications, obtain explicit consent for collection of sensitive personal information such as health data, and comply with rules and restrictions on the transfer of personal data outside of the EU including to the U.S. The GDPR also requires businesses subject to the GDPR to make contractual privacy, data protection, and data security commitments. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of personal information, including genetic, biometric and health data. Failure to comply with the GDPR and related EU member state laws, where applicable, can result in the imposition of significant regulatory fines and penalties.

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

The process for determining whether a third-party payor will provide coverage for a drug product typically is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover Zokinvy or any of our product candidates once approved could reduce physician utilization of such products and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process.

We expect that 50% to 70% of patients eligible for treatment with Zokinvy will be covered by government insurance such as Medicaid, and the remaining patients will be covered by commercial insurance. We have had active engagement with payers that cover the lives of identified patients with Progeria and processing-deficient progeroid laminopathies.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of drug products and medical services, in addition to questioning safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after FDA approval or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. Additionally, coverage policies and third‑party reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for one or more of our products, less favorable coverage policies and reimbursement rates may be implemented in the future.

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that third-party payors will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.

Healthcare Reform

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the ACA) was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. There remain judicial and Congressional challenges to numerous provisions of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, although it is unclear when a decision will be made. It is also unclear how such litigation will impact the ACA and our business.

Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products For example, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers. In addition, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to drug pricing that seeks to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

In the United States, the EU and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Research and Development Expenses

Our research and development expenses were $41.6 million, $51.8 million and $37.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Employees and Human Capital

As of December 31, 2020, we had a total of 28 full-time employees in the United States, 13 of whom were primarily engaged in manufacturing and research and development activities, and 15 of whom were engaged in general management and administration. Six of our employees have either an M.D. or a Ph.D. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced any work stoppage and consider our relations with our employees to be good.

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Corporate Information

We were originally incorporated in California in December 2000 as Celladon Corporation (Celladon). In April 2012, Celladon reincorporated in Delaware and had its initial public offering in February of 2014. On March 22, 2016, Eiger BioPharmaceuticals, Inc. (Private Eiger) completed its merger (Merger) with Celladon in accordance with the terms of the Merger Agreement. Pursuant to the Merger Agreement, Celladon Merger Sub, Inc., a wholly-owned subsidiary of Celladon (Merger Sub) merged with and into Private Eiger, with Private Eiger becoming a wholly-owned subsidiary of Celladon and the surviving corporation of the Merger. Immediately following the Merger, Celladon changed its name to Eiger BioPharmaceuticals, Inc. In connection with the Merger, our common stock began trading on The Nasdaq Global Market with the ticker symbol EIGR on March 23, 2016. Our principal executive offices are located at 2155 Park Blvd in Palo Alto, California 94306, and our telephone number is 650-272-6138. Our corporate website address is www.eigerbio.com. The contents of our website are not incorporated into this Annual Report on Form 10-K and our reference to the URL for our website is intended to be an inactive textual reference only.

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

Risk Factor Summary

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face.  Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part I, Item 1A of this Annual Report.  The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of this Annual Report as part of your evaluation of an investment in our common stock.

•

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. We have no drug candidates approved for commercial sale, we have never generated any revenue from product sales and we may never be profitable.

•

We are dependent on the success of our product candidates, which are in various stages of clinical development. We cannot give any assurance that we will generate data for any of our product candidates sufficient to receive regulatory approval and without regulatory approval we will not be able to market our product candidates.

•

Prior to the recent approval of our new drug application (NDA) for lonafarnib for the treatment of Progeria and Progeroid Laminopathies, we had not submitted an application for approval or obtained U.S. Food and Drug Administration (FDA) approval for any product. We may not be able to obtain FDA approval of our NDA or any future NDA for our product candidates, which would impede commercialization.

•

Our business strategy is based upon obtaining and maintaining Orphan Drug designation for our product candidates. If we are unable to obtain Orphan Drug designation or regulatory approval, our business would be substantially harmed.

•	Drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.
•

We rely on clinical studies of our product candidates in order to obtain regulatory approval. We may find it difficult to enroll patients in our clinical studies given the limited number of patients who have the diseases for which our product candidates are being studied.

•

If clinical studies of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

•

We rely on third parties to conduct our clinical studies, manufacture our product candidates and perform other services. Our ability to obtain regulatory approval or commercialize our product candidates and our business could be impaired if these collaborations are unsuccessful.

•

If the market opportunities for our product candidates are smaller than we believe they are, we may not meet our revenue expectations. Because the patient populations in the market for our product candidates may be small, we must be able to successfully identify patients and acquire a significant market share to achieve profitability and growth.

•	We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours.

•	We currently have limited marketing and sales capabilities for the commercialization of our product candidates.
•

The commercial success of any of our current or future product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community. Sales of our products depend substantially on the extent to which the costs of our product candidates will be paid for or reimbursed by healthcare management organizations or government authorities or third-party payors.

•

We are currently conducting and will continue to conduct clinical trials for our product candidates outside the United States, which could expose us to risks that could have a material adverse effect on our business.

•

We intend to rely on a combination of exclusivity from Orphan Drug designation and our patent rights for our product candidates. If we are unable to maintain exclusivity from the combination of these approaches, then our ability to compete effectively in our markets may be harmed.

•

If we are unable to maintain effective proprietary rights for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours.

•

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

•	We may not be successful in any efforts to identify, license, discover, develop or commercialize additional product candidates.
•

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations. If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs.

•	We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs.
•

The current COVID-19 pandemic has and may continue to adversely affect our financial condition and our business as well as those of third parties on which we rely on significant manufacturing, clinical or other business operations.

Risks Related to our Financial Condition, Integration and Capital Requirements

We have incurred losses since our inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the years ended December 31, 2020, 2019 and 2018, we reported a net loss of $65.1 million, $70.3 million, and $52.4 million, respectively. As of December 31, 2020, we had an accumulated deficit of $306.5 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

We believe that our currently available resources will be sufficient to fund our planned operations for at least the next 12 months following the issuance date of these audited consolidated financial statements. We will continue to require substantial additional capital to continue our clinical development, manufacturing and regulatory approval efforts and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amounts and timing of our future funding requirements will depend on many factors, including our ability to achieve regulatory approval and the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.

We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including manufacturing of clinical supplies, conducting clinical studies and providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and debt facilities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect losses to increase as regulatory reviews of our MAA of lonafarnib in Progeria and Progeroid Laminopathies progress towards potential approvals and as we advance our clinical development programs in various clinical studies, particularly the D-LIVR pivotal study to support the submission of an NDA for lonafarnib for use in a hepatitis D virus indication. We may need significant additional resources in order to aggressively move lonafarnib forward successfully based on the discussions with the FDA. It may be several years, if ever, before we complete pivotal clinical studies and have a product candidate approved for commercialization. We expect to invest significant funds into our clinical candidates to advance these compounds to potential regulatory approval.

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

To date, we have invested substantially all of our efforts and financial resources to identify, acquire, and develop our portfolio of product candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more of these product candidates. Our NDA for lonafarnib for treatment of Progeria and Progeroid Laminopathies was approved on November 20, 2020. Our MAA is currently under standard review with the EMA as well. Through December 31, 2020, we have not generated revenue from sales of any drugs and we may never be able to develop or commercialize additional product candidates. In addition, we have a commitment to provide access to Zokinvy for patients with Progeria and processing-deficient progeroid laminopathies for no or minimal cost to those patients.

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

We may not be able to obtain FDA approval of any future NDA for our product candidates.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to lonafarnib, lambda, avexitide and any other product candidate that we may develop in the future are subject to extensive regulation in the United States. Prior to the recent approval of our NDA for lonafarnib for the treatment of Progeria and Progeroid Laminopathies, we had not submitted an application for approval or obtained FDA approval for any product.

Approval of an NDA is not guaranteed, and the approval process is an expensive and uncertain process that may take several years. The FDA and foreign regulatory entities also have substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. Data are subject to varying interpretation and the FDA may not agree that our clinical data support that any of our product candidates are safe and effective for the proposed therapeutic use. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage, and we could encounter problems that require us to repeat or perform additional preclinical studies or clinical trials or generate additional chemistry, manufacturing and controls data, including drug product stability data. In previous studies, ECG abnormalities were observed in our lonafarnib program. We do not expect that this will impact the conduct of the D-LIVR HDV study. The FDA and similar foreign authorities could delay, limit or deny approval of a product candidate, and may ultimately approve the product for narrower indications or with unfavorable labeling that would impede our commercialization of the drug.

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

Although the FDA has granted Rare Pediatric Disease designation to avexitide for the treatment of congenital hyperinsulinism, NDA approval for this program may not meet the eligibility criteria for a priority review voucher.

Our avexitide compound has received Rare Pediatric Disease (RPD) designation from the FDA for the treatment of Congenital Hyperinsulinism (CHI). The FDA defines a “rare pediatric disease” as a disease that affects fewer than 200,000 individuals in the United States primarily under the age of 18 years. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval. In addition, the priority review voucher is only awarded to an NCE, thus if a compound is approved first for an indication that is not a rare pediatric disease the compound may not be eligible to receive the voucher. While we obtained and sold the Priority Review Voucher issued upon approval of ZOVINKY, there can be no assurance that we will be successful in obtaining approval for avexitide for the treatment of CHI, or that a Priority Review Voucher will be issued at the time of any such approval.

Congress has only authorized the Rare Pediatric Disease Priority Review Voucher program until September 30, 2024. However, if a drug candidate receives Rare Pediatric Disease designation before September 30, 2024, it is eligible to receive a voucher if it is approved before September 30, 2026. Avexitide may not be approved by that date, or at all, and, therefore, we may not be in a position to obtain a priority review voucher prior to expiration of the program, unless Congress further reauthorizes the program.

There is no assurance we will receive a Rare Pediatric Disease Priority Review Voucher. Also, although Priority Review Vouchers may be sold or transferred to third parties, there is no guarantee that we will be able to realize any value if we were to sell a Priority Review Voucher.

Although we have received Breakthrough Therapy designations, this may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood of receiving marketing approval in the United States.

We have received Breakthrough Therapy designation for lonafarnib and lambda for the treatment of HDV, and for avexitide for the treatment of post-bariatric hypoglycemia. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. The Breakthrough Therapy designations we have obtained may not result in faster development processes, reviews or approvals compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that any of our development programs no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

With respect to our lonafarnib program, we procured an inventory of product from Merck to supply our initial clinical study needs. In 2016, we transferred the manufacturing of drug substance and drug product to our third-party contractors. The material used for lonafarnib HDV pivotal trials, ongoing Progeria clinical studies and expanded access program, and commercial Zokinvy supply are sourced from Eiger-controlled CMOs. These same vendors are currently under development for commercial qualification. Materials used for our avexitide clinical trials are also sourced from CMOs. Our vendors have successfully made GMP batches for our clinical studies. If these CMOs are not able to provide us with sufficient quantities of drug substance and drug product for our clinical trials or in support of our commercialization of potential products on a timely basis, or at all, whether due to production shortages or other supply interruptions resulting from the ongoing COVID-19 pandemic or otherwise, our clinical trials or regulatory approval may be delayed, or could impair our ability to generate revenue from the sale of such product candidate.

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

The pricing, coverage and reimbursement of our products must be sufficient to support our commercial efforts and other development programs and the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to be able to afford expensive treatments, particularly in Orphan Drug designated indications where the eligible patient population is small. Sales of our products will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid for or reimbursed by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or government authorities, private health insurers, and other third-party payors. If coverage and reimbursement are not available, or are available only in limited amounts, we may have to subsidize or provide products for free or we may not be able to successfully commercialize our products. For example, lonafarnib for patients with Progeria and Progeroid Laminopathies provided under an Expanded Access Program may not result in reimbursement.

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

The process for determining whether a third-party payor will provide coverage for a drug product typically is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover Zokinvy or any of our product candidates once approved could reduce physician utilization of such products and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process.

Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of drug products and medical services, in addition to questioning safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after FDA approval or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. Additionally, coverage policies and third‑party reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for one or more of our products, less favorable coverage policies and reimbursement rates may be implemented in the future. If we are unable to obtain and maintain sufficient third‑party coverage and adequate reimbursement, the commercial success of our products may be greatly hindered and our financial condition and results of operations may be materially and adversely affected.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to limit or reduce healthcare costs may result in restrictions on coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with products due to the increasing trend toward managed healthcare, including the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs, has and is expected to continue to increase in the future. As a result, profitability of our products may be more difficult to achieve even if they receive regulatory approval.

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

As of December 31, 2020, we had 28 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Regulation of data processing is evolving as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and security, and the collection, processing, storage, transfer, and use of data. We and our partners may be subject to current, new, or modified federal, state, and foreign data protection laws and regulations (e.g., laws and regulations that address data privacy and data security including, without limitation, health data). These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data. These and other requirements could require us or our partners to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our partners’ ability to process or use data in order to support the provision of our products or services, affect our or our partners’ ability to offer our products and services in certain locations, or cause regulators to reject, limit or disrupt our clinical trial activities.

In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may receive unintended health information in error from third parties (including research institutions from which we may obtain clinical trial data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use, or disclose individually identifiable health information in a manner that is not authorized or permitted by HIPAA.

Foreign data protection laws, including, without limitation, the EU General Data Protection Regulation (GDPR) that took effect in May 2018, and member state data protection legislation, may also apply to health-related and other personal information obtained outside of the United States. These laws impose strict obligations on businesses, including requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators, limitations on data processing, establishing a legal basis for processing personal information, notification of data processing obligations, notification of security incidents to appropriate data protection authorities or data subjects, protecting the security and confidentiality of the personal information and establishing means for data subjects to exercise rights in relation to their personal information.

The GDPR generally restricts the transfer of personal information from the European Economic Area (EEA) to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. Data protection laws in the United Kingdom and Switzerland impose similar restrictions. One of the primary safeguards allowing United States companies to import personal information from Europe has been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the United States Department of Commerce. However, the Court of Justice of the EU recently invalidated the EU-U.S. Privacy Shield. The same decision also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, can lawfully be used for personal information transfers from Europe to the United States or other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner recently announced that the Swiss-U.S. Privacy Shield Framework is inadequate for personal information transfers from Switzerland to the United States, and also raised questions about the viability of the Standard Contractual Clauses. At present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks and the Standard Contractual Clauses. Although we rely primarily on individuals’ explicit consent to transfer their personal information from Europe to the United States and other countries, in certain cases we have relied or may rely on the Standard Contractual Clauses. Authorities in the United Kingdom, whose data protection laws are similar to those of the EU, may similarly invalidate use of the EU-U.S. Privacy Shield as a mechanism for lawful personal information transfers from the United Kingdom to the United States and other countries. As such, if we are unable to rely on explicit consent to transfer individuals’ personal information from Europe, which can be revoked, or implement another valid compliance solution, we will face increased exposure to substantial fines under European data protection laws as well as injunctions against processing personal information from Europe. Inability to import personal information from the European Economic Area, United Kingdom or Switzerland may also restrict our clinical trial activities in Europe; limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense.

Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil recently enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or LGPD) (Law No. 13,709/2018), which broadly regulates the processing of personal information and imposes compliance obligations and penalties comparable to those of the GDPR.

Under the GDPR, regulators may impose substantial fines and penalties for non-compliance. Companies that violate the GDPR can face fines of up to the greater of 20 million Euros or 4% of their worldwide annual turnover (revenue) and restrictions or prohibitions on data processing. The GDPR has increased our responsibility and liability in relation to personal data that we process, requiring us to put in place additional mechanisms to ensure compliance with the GDPR and other EU and international data protection rules.

In addition, in June 2018, California enacted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA would, among other things, give consumers the ability to limit use of information deemed to be sensitive, increase the maximum penalties for violations concerning consumers under age 16, and establish the California Privacy Protection Agency to implement and enforce the new law and impose administrative fines. Aspects of the CCPA and CPRA, and their interpretation and enforcement, remain uncertain. The potential effects of the CCPA and CPRA are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Although the CCPA includes exemptions for certain clinical trials data and HIPAA protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.

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

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our information technology (IT) systems, and the availability of data related to our products, services and operations. IT systems and data are vulnerable to risks and damages from a variety of sources, including catastrophe or natural disaster, telecommunications or network failures, malicious human acts, breaches of security, cyber-attacks, loss of power or other natural or man-made events. Moreover, despite network security and back-up measures, some of our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, computer viruses, software vulnerabilities, ransomware attacks and similar disruptive problems. If our business continuity and disaster recovery plans and procedures were disrupted, inadequate or unsuccessful in the event of a problem, we could experience a material adverse interruption of our operations.

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

The financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we maintain. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (ACA) was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. There remains judicial and Congressional challenges to numerous provisions of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, although it is unclear when a decision will be made. It is also unclear how such litigation will impact the ACA and our business. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax.

Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products For example, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers. In addition, the Trump administration’s budget proposal for fiscal year 2021 includes a $135.0 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to drug pricing that seeks to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation, could result in significant changes to the health care system, which may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates, or additional pricing pressures.

In the United States, the EU and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

We may be subject, directly or indirectly, to foreign, federal and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties, sanctions or other liability.

Our operations may be subject to various foreign, federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, physician sunshine laws, the GDPR and other regulations. These laws may impact, among other things, our research, sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by foreign, federal, and state governments in which we conduct our business. The laws that may affect our ability to operate include:

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
•

HIPAA and its implementing regulations impose certain requirements on certain covered entity healthcare providers, health plans, and healthcare clearinghouse and their business associates that perform certain services involving the use or disclosure of individually identifiable health information as well as their covered subcontractors, relating to the privacy, security, and transmission of individually identifiable health information;

•

The Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations. Beginning in 2022, such obligations will include payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists, and certified nurse-midwives;

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

On June 23, 2016, the U.K. held a referendum in which a majority of the eligible members of the electorate voted for the U.K. to leave the EU. The U.K’s withdrawal from the EU is commonly referred to as Brexit. The U.K. and the EU agreed to a withdrawal agreement (the Withdrawal Agreement) pursuant to which the U.K. formally left the EU on January 31, 2020. Under the Withdrawal Agreement, the U.K. is subject to a transition period until December

31, 2020 (the Transition Period), during which EU rules will continue to apply. Due to the current COVID-19 global pandemic, negotiations between the U.K. and the EU scheduled for March are either being postponed or occurring in a reduced forum via video conference. There is, therefore, an increased likelihood that the Transition Period may need to be extended beyond December 31, 2020 (although it remains the position of the U.K. government that it will not be extended).

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

Our federal and state net operating loss (NOL) carry-forwards will begin to expire, if not utilized, beginning in 2030 for federal income tax purposes and 2028 for California state income tax purposes. These NOL carry-forwards could expire unused and be unavailable to offset future income tax liabilities. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), U.S. federal net operating loss carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but, in the case of tax years beginning after December 31, 2020, may only be used to offset 80% of taxable income annually. In addition, California recently enacted A.B. 85 which imposed limits on the usability of California state net operating losses and certain tax credits in tax years beginning after 2019 and before 2023. Such limitations could result in the expiration of portions of our net operating loss and tax credit carryforwards before utilization. Moreover, if a corporation undergoes an ownership change within the meaning of Section 382 of the Code (Section 382) the corporation’s NOL carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the “ownership change.” In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our merger with Celladon resulted in such an ownership change and, accordingly, Celladon’s NOL carryforwards and certain other tax attributes will be subject to further limitations on their use. In addition, we assessed whether Eiger had an ownership change, as defined by Section 382 of the Code, as a result of the Merger and other stock issuances that occurred from our formation through December 31, 2020. Based upon this assessment, we have experienced ownership changes on April 20, 2016, October 18, 2018 and December 31, 2020. Due to these ownership changes, reductions were made to our NOL and tax credit carryforwards under these rules. Additional ownership changes in the future could result in additional limitations on our net operating loss and tax credit carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. A full valuation allowance has been provided for the entire amount of our remaining net operating losses.

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

Holders of Record

As of March 5, 2021, there were approximately 25 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2020:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options ($/share)	(c) Number of Shares Remaining Available For Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(1)	(2)	(3)
Equity compensation plans approved by stockholders	3,734,575	$10.81	1,564,900
Equity compensation plans not approved by stockholders	—	—	—
Total	3,734,575	$10.81	1,564,900
(1)	The amount shown in column (a) includes 3,697,075 outstanding options and 37,500 restricted stock units.
(2)	The weighted average exercise price in column (b) includes options only as restricted stock units do not have exercise price.
(3)

As of December 31, 2020, the number of securities remaining available for issuance in column (c) includes 1,021,109 share available for future issuance in the form of options or restricted stock units under our Amended and Restated 2013 Equity Incentive Plan and 543,791 shares remained available for future issuance under our 2013 Employee Stock Purchase Plan (ESPP).

ITEM 6. Selected Financial Data

As a “smaller reporting company” as defined by Rule 12b 2 of the Exchange Act, the Company is not required to provide this information.

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

Unless otherwise indicated, references to the terms the “combined company,” “Eiger,” the “Company,” “we,” “our” and “us” refer to Eiger BioPharmaceuticals, Inc. (formerly known as Celladon Corporation) and its subsidiaries after the merger described herein. The term “Private Eiger” refers to privately-held Eiger BioPharmaceuticals, Inc. prior to its merger with Celladon Merger Sub, Inc. a wholly-owned subsidiary of Celladon Corporation. The term “Celladon” refers to Celladon Corporation and its subsidiaries prior to the Merger.

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of foundational therapies for Hepatitis Delta Virus (HDV), the most severe form of human viral hepatitis, for which there is currently no FDA-approved therapy. We have reported positive proof-of-concept clinical results across all our programs, and have received Breakthrough Therapy designation for three programs in clinical development.

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

We are developing two complementary treatments for HDV. Lonafarnib is a first-in-class oral farnesylation inhibitor in a global Phase 3 trial, and the only oral therapy in development for HDV. Peginterferon lambda (lambda) is a first-in-class, well characterized, well-tolerated type III interferon entering Phase 3.

The pivotal Phase 3 D-LIVR study (N=400) of lonafarnib boosted with ritonavir in HDV is ongoing and enrolling patients. The study spans twenty-two countries and over one hundred sites and has potential to generate data for two lonafarnib-based ritonavir-boosted regimens for approval. An all-oral arm of lonafarnib boosted with ritonavir and a combination arm of lonafarnib boosted with ritonavir combined with pegylated interferon-alfa-2a will each be compared to placebo.

Lambda is our second program treating HDV and is entering Phase 3. We have agreement with the FDA and European Medicines Agency (EMA) on a single pivotal Phase 3 study design and endpoints. Lambda is a well-characterized, late-stage, first in class, type III interferon. We previously reported Phase 2 LIMT (lambda monotherapy) study results (n=33) that demonstrated a 36% durable virologic response (DVR), or below the limit of quantification (BLQ), at 24 weeks post-treatment. In the Phase 2 LIFT study, HDV patients were treated with a combination of our two proprietary products, lambda and lonafarnib boosted by ritonavir. The end-of-study results based on a per-protocol analysis reported in November 2020 showed that 77% of patients achieved the primary end-point of >2 log decline in HDV RNA at Week 24 and 50% of patients were HDV RNA BLQ or undetectable. Adverse events were mostly mild to moderate.

The FDA approved our first commercial product, Zokinvy (lonafarnib) to reduce risk of mortality of Hutchinson-Gilford Progeria Syndrome (HGPS or Progeria) and to treat processing-deficient progeroid laminopathies, ultra-rare and rapidly fatal genetic conditions of accelerated aging in children, on November 20, 2020. Our Marketing Authorization Application (MAA) is under review with the EMA, and we expect a decision in the second half of 2021.

We are also developing avexitide, a well-characterized peptide, as a treatment for post-bariatric hypoglycemia (PBH), a debilitating and potentially life-threatening condition for which there is currently no approved therapy. We have completed four clinical studies demonstrating proof of concept in 54 patients suffering from severe, refractory PBH, and have agreement with FDA and EMA on a single pivotal Phase 3 trial.

Avexitide has also demonstrated proof of concept for treatment of congenital hyperinsulinism (CHI), an ultra-rare pediatric metabolic genetic disorder.

We have not generated any revenue from product sales through 2020. We have never been profitable and have incurred operating losses in each year since inception, and we do not anticipate that we will achieve profitability in the near term. Our net losses were $65.1 million, $70.3 million and $52.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $306.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We expect to incur significant expenses and increasing operating losses for at least the next several years as we initiate and continue the clinical development of, and seek regulatory approval for, and potentially commercialize our product candidates and add personnel necessary to operate as a public company with an advanced clinical candidate pipeline of products. In addition, we will incur costs for additional personnel and upgrades to our information technology systems as we transition from an emerging growth company. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve additional regulatory approvals.

Recent Developments

Publication of Phase 2 PREVENT Study Results of Avexitide in Post-Bariatric Hypoglycemia (PBH) in Journal of Clinical Endocrinology & Metabolism

On February 23, 2021, we announced that positive results from the Phase 2 PREVENT study of Avexitide in patients with PBH were published in Journal of Clinical Endocrinology & Metabolism. The study met its primary endpoints and we previously reported topline data from this study in March 2019.

Publication of ILIAD Study Results of Peginterferon Lambda (Lambda) in COVID-19 in Lancet Respiratory Medicine 2021

On February 8, 2021, we announced that final results from the Phase 2 ILIAD (Interferon Lambda for Immediate Antiviral Therapy at Diagnosis in COVID-19) study published in Lancet Respiratory Medicine. ILIAD, an investigator sponsored randomized trial of lambda in outpatients with mild to moderate COVID-19 conducted at Toronto General Hospital, University Health Network in Toronto, Canada, demonstrated a single dose of lambda accelerated clearance of SARS-CoV2 in newly diagnosed, non-hospitalized patients. We previously reported topline data from this study on October 15, 2020.

Completion of Sale of Priority Review Voucher

On November 23, 2020, we announced that we had entered into a definitive agreement to sell our Priority Review Voucher (PRV) for a lump sum payment of $95.0 million to AbbVie Inc. (AbbVie). The transaction was subject to customary closing conditions including anti-trust review. The PRV was granted to us in conjunction with the November 20, 2020 approval by the FDA of our new drug application for Zokinvy. On January 7, 2021, we announced that we had completed the sale to AbbVie following the early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Eiger retained 50%, or approximately $47.4 million, of the PRV proceeds under the terms of the Collaboration and Supply Agreement with the Progeria Research Foundation.

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

We do not anticipate any impact to our planned U.S. commercial launch of Zokinvy, including availability of commercial drug supply. We previously announced that the EMA review of our MAA will follow a standard review timeline.

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

The largest component of our operating expenses has historically been the investment in clinical trials, including contract manufacturing arrangements, clinical trial material related costs and other research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Product candidates:
Lonafarnib	$25,051	$37,775	$21,647
Avexitide	1,891	3,834	3,009
Lambda	6,128	1,935	1,945
Ubenimex	—	—	4,116
Internal research and development costs	8,520	8,247	6,374
Total research and development expense	$41,590	$51,791	$37,091

We expect research and development expenses will continue to be significant and may increase in the future as we advance our product candidates into and through later stage clinical trials and pursue regulatory approvals, which will require a significant investment in regulatory support and contract manufacturing and clinical trial material related costs. In addition, we continue to evaluate opportunities to acquire or in-license other product candidates and technologies, which may result in higher research and development expenses due to license fees and/or milestone payments.

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, allocated expenses and expenses for outside professional services, including legal, audit, accounting services, insurance costs and costs associated with being a public company. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation expense and other supplies. Our expenses include costs related to compliance with the rules and regulations of the SEC and Nasdaq, insurance, investor relations, banking fees and other administrative expenses and professional services. We expect our general and administrative expenses to increase in the future due to sales and marketing activities from the commercialization of Zokinvy.

Interest Expense

Interest expense consists of interest and amortization of the debt discount related to the Oxford Loan.

Interest Income

Interest income consists of interest earned on our investments in debt securities and cash equivalents.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Accrued Research and Development Costs

We record accrued expenses for estimated costs of research and development activities conducted by external service providers, which include the conduct of clinical research and contract formulation and manufacturing activities. We record the estimated costs of development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in accrued liabilities in the consolidated balance sheets and within research and development expenses in the consolidated statements of operations. We record accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these external service providers.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,		Increase / (Decrease)	% Change
	2020	2019
Operating expenses:
Research and development	$41,590	$51,791	$(10,201)	(20)%
General and administrative	20,559	17,113	3,446	20%
Total operating expenses	62,149	68,904	(6,755)	(10)%
Loss from operations	(62,149)	(68,904)	6,755	(10)%
Interest expense	(3,594)	(3,406)	(188)	6%
Interest income	704	2,073	(1,369)	(66)%
Other expense, net	(12)	(15)	3	(20)%
Net loss	$(65,051)	$(70,252)	$5,201	(7)%

Research and development expenses

Research and development expenses decreased by $10.2 million to $41.6 million for the year ended December 31, 2020, from $51.8 million for the same period in 2019. The decrease was primarily due to a $11.7 million decrease in contract manufacturing and clinical expenditures due to decrease in clinical program activities. The decrease was partially offset by an increase of $0.7 million in regulatory expenses, an increase of $0.6 million in headcount related expenses and $0.3 million in other operating expenses.

General and administrative expenses

General and administrative expenses increased by $3.5 million to $20.6 million for the year ended December 31, 2020, from $17.1 million for the same period in 2019. The increase was primarily due to a $1.7 million increase in compensation and personnel related expenses, including stock-based compensation, due to an increase in headcount and a $1.7 million increase in outside services, including consulting, advisory and accounting services.

Interest expense

Interest expense increased by $0.2 million to $3.6 million for the year ended December 31, 2020, from $3.4 million for the same period in 2019. Interest expense primarily increased due to the additional funds borrowed under the Oxford Loan in 2019.

Interest income

Interest income decreased by $1.4 million to $0.7 million for the year ended December 31, 2020, from $2.1 million for the same period in 2019. The decrease was primarily due to a decrease in interest rates on money market funds and available-for-sale securities.

Sources of Liquidity

As of December 31, 2020, we had $128.9 million of cash, cash equivalents and investments, comprised of $28.9 million of cash and cash equivalents and $100.0 million of debt securities available-for-sale, and an accumulated deficit of $306.5 million.

In December 2019, we filed a shelf registration statement on Form S-3 (File No. 333-235655) with the Securities and Exchange Commission, which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock, preferred stock, debt securities and warrants. Up to a maximum of $50.0 million of the maximum aggregate offering price of $150.0 million may be issued and sold pursuant to an at-the-market (ATM) financing facility (2019 ATM Facility) under a sales agreement with Jefferies LLC (Jefferies). In August 2020, we entered into a new sales agreement with Jefferies for up to $50.0 million of the remaining amount on the shelf registration statement which may be sold pursuant to an ATM financing facility (2020 ATM Facility).

As of December 31, 2020, we completed both the 2019 ATM Facility and the 2020 ATM Facility for a total of 9,267,760 shares resulting in $97.3 million in net proceeds, after deducting commissions.

On December 18, 2020, we filed a new shelf registration statement on Form S-3 (File No. 333-251497) with the Securities and Exchange Commission, which permits the offering, issuance and sale by us up to a maximum aggregate offering price of $200.0 million of our common stock, preferred stock, debt securities and warrants. Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to a new ATM financing facility under a sales agreement with Jefferies. We have not issued any shares under this facility.

We believe that the currently available resources will be sufficient to fund our planned operations for at least the next 12 months following the issuance date of these consolidated financial statements. However, if our anticipated operating results are not achieved in future periods, we believe that planned expenditures may need to be reduced or we would be required to raise funding in order to fund our operations. Additionally, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Our primary uses of cash are to fund operating expenses, including research and development expenditures and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in outstanding accounts payable and accrued expenses.

Future Funding Requirements

We have not generated any revenue from product sales. We expect to generate revenues from product sales of Zokinvy beginning in 2021. At the same time, we expect our expenses to increase in connection with our ongoing development and manufacturing activities, particularly as we continue the research, development, manufacture and clinical trials of, and seek regulatory approval for our product candidates.

Our primary uses of capital are, and we expect will continue to be, funding research efforts and the development of our product candidates, sales and marketing costs for commercialization of Zokinvy and other product candidates, compensation and related expenses, hiring additional staff, including clinical, scientific, operational, financial, and management personnel, and costs associated with operating as a public company. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(63,185)	$(63,614)
Investing activities	(44,787)	(16,471)
Financing activities	97,463	58,196
Net (decrease) increase in cash and cash equivalents	$(10,509)	$(21,889)

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2020 was $63.2 million, which primarily consisted of a net loss of $65.1 million, partially offset by stock-based compensation expense of $6.0 million, non-cash interest expense of $0.8 million, amortization of operating lease right-of-use assets of $0.5 million and common stock issued under Product Development Agreement of $0.2 million. Additionally, cash used in operating activities reflected changes in net operating assets of $5.9 million due to an increase of $3.6 million in prepaid expenses and other current assets primarily due to the timing of payments, an increase of $1.4 million in other assets primarily related to long term deposits with clinical research organizations, a decrease of $0.4 million in accounts payable and accrued liabilities due to timing of payments and a decrease of $0.5 million in operating lease liabilities.

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

Cash flows from investing activities

Cash used in investing activities was $44.8 million for the year ended December 31, 2020, primarily consisting of $128.3 million of purchases of debt securities, partially offset by $83.8 million of proceeds from maturities of debt securities.

Cash used in investing activities for the year ended December 31, 2019 was $16.5 million. The net cash decrease was primarily due to $96.3 million purchases of debt securities and $0.5 million purchases of property and equipment, which was partially offset by $80.3 million proceeds from maturities of debt securities.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2020 was $97.5 million and primarily consisted of $96.8 million of net proceeds from the issuance of common stock under our ATM Facilities and $0.7 million of proceeds from the issuance of common stock upon stock option exercises and ESPP purchase.

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

Contractual Obligations and Other Commitments

Leases and Term Loan

Refer to Notes 7 and 12 to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for a description of our contractual obligations at December 31, 2020.

Asset and License Agreements

We are obligated to make future payments to third parties under asset purchase and license agreements, including royalties and payments that become due and payable on the achievement of certain development and commercialization milestones. We have not included these potential payment obligations in our contractual obligations table as the amount and timing of such payments are not known.

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

On February 23, 2021, we entered into the fifth amendment to the Oxford Loan. The amendment extended the interest only period by 17 months until September 1, 2022, followed by 19 equal monthly payments of principal and interest. Upon the receipt of Amended Tranche B, the interest only period for borrowed funds will be extended by six months until March 1, 2023, followed by 13 equal monthly payments of principal plus accrued interest. In addition, we paid the amendment fees of $0.2 million to the lenders on the effective date of the fifth amendment.

The loan is secured by perfected first priority liens on our assets, including our commitment to not allow any liens to be placed upon our intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. As of December 31, 2021, we were in compliance with all loan terms.

Manufacturing Service Agreement

In the first quarter of 2020, we entered into a Master Manufacturing Services Agreement (MMSA) and Product Agreement with Patheon, Inc. (Patheon) for the manufacturing of lonafarnib capsules and packaging of bottles for commercial sale. Under the terms of the agreements, we are required to provide Patheon with annual volume forecasts of capsules and Patheon will manufacture 80% of such annual forecasts. If we order less than 80% of such annual forecasts, we are required to pay 70% of purchase price for the shortfall. The initial terms of the MMSA and Product Agreement end on December 31, 2025 with automatic renewal for successive two-year terms, unless earlier terminated pursuant to the terms of each agreement, or upon either party’s notice of termination to the other.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC and do not have any holdings in variable interest entities.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements adopted and not yet adopted for the year ended December 31, 2020.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Eiger BioPharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Eiger BioPharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2015.

San Francisco, California

March 9, 2021

Eiger BioPharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$28,864	$39,373
Debt securities, available-for-sale	99,976	55,621
Prepaid expenses and other current assets	8,966	5,390
Total current assets	137,806	100,384
Property and equipment, net	709	590
Operating lease right-of-use assets	1,176	1,654
Other assets	3,903	2,511
Total assets	$143,594	$105,139
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,640	$6,414
Accrued liabilities	11,405	10,001
Current portion of operating lease liabilities	582	534
Total current liabilities	16,627	16,949
Long term debt, net	31,194	30,390
Operating lease liabilities	738	1,320
Total liabilities	48,559	48,659
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized as of December 31, 2020 and 2019; 33,878,486 and 24,523,381 shares issued and outstanding as of December 31, 2020 and 2019, respectively	34	24
Additional paid-in capital	401,509	297,863
Accumulated other comprehensive (loss) income	(8)	42
Accumulated deficit	(306,500)	(241,449)
Total stockholders’ equity	95,035	56,480
Total liabilities and stockholders’ equity	$143,594	$105,139

See accompanying notes to the consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Operating expenses:
Research and development	$41,590	$51,791	$37,091
General and administrative	20,559	17,113	13,956
Total operating expenses	62,149	68,904	51,047
Loss from operations	(62,149)	(68,904)	(51,047)
Interest expense	(3,594)	(3,406)	(2,329)
Interest income	704	2,073	997
Other expense, net	(12)	(15)	(12)
Net loss	$(65,051)	$(70,252)	$(52,391)
Net loss per common share, basic and diluted	$(2.31)	$(3.08)	$(3.84)
Weighted-average common shares outstanding, basic and diluted	28,143,391	22,785,611	13,634,152

See accompanying notes to the consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(65,051)	$(70,252)	$(52,391)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale debt securities, net	(50)	67	(22)
Comprehensive loss	$(65,101)	$(70,185)	$(52,413)

See accompanying notes to the consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	10,526,599	$11	$141,320	$(3)	$(118,806)	$22,522
Issuance of common stock upon public offering, net of $5,357 of issuance costs	8,510,918	8	90,634	—	—	90,642
Issuance of common stock upon ESPP purchase	17,508	—	96	—	—	96
Issuance of common stock upon stock option exercise	41,208	—	310	—	—	310
Issuance of common stock under Product Development Agreement	115,526	—	428	—	—	428
Stock-based compensation expense	—	—	5,007	—	—	5,007
Unrealized loss on available-for-sale debt securities, net	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(52,391)	(52,391)
Balance at December 31, 2018	19,211,759	19	237,795	(25)	(171,197)	66,592
Issuance of common stock upon public offering, net of $3,731 of issuance costs	5,175,000	5	53,189	—	—	53,194
Issuance of common stock upon ESPP purchase	15,701	—	130	—	—	130
Issuance of common stock upon stock option exercise	120,921	—	844	—	—	844
Vesting of common stock under Product Development Agreement	—	—	226	—	—	226
Stock-based compensation expense	—	—	5,679	—	—	5,679
Unrealized gain on available-for-sale debt securities, net	—	—	—	67	—	67
Net loss	—	—	—	—	(70,252)	(70,252)
Balance at December 31, 2019	24,523,381	24	297,863	42	(241,449)	56,480
Issuance of common stock upon offering at-the-market, net of $3,231 of issuance costs	9,267,760	10	96,750	—	—	96,760
Issuance of common stock upon ESPP purchase	25,645	—	186	—	—	186
Issuance of common stock upon stock option exercise	61,700	—	520	—	—	520
Vesting of common stock under Product Development Agreement	—	—	217	—	—	217
Stock-based compensation expense	—	—	5,973	—	—	5,973
Unrealized loss on available-for-sale debt securities, net	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(65,051)	(65,051)
Balance at December 31, 2020	33,878,486	$34	$401,509	$(8)	$(306,500)	$95,035

See accompanying notes to the consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net loss	$(65,051)	$(70,252)	$(52,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167	68	54
Amortization of debt securities premiums and discounts	124	(467)	(426)
Stock-based compensation	5,973	5,679	5,007
Non-cash interest expense	804	723	592
Amortization of operating lease right-of-use assets	478	418	—
Common stock issued under Product Development Agreement	217	226	428
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,563)	(3,698)	(780)
Other assets	(1,392)	(2,075)	(124)
Accounts payable	(1,899)	584	2,647
Accrued liabilities	1,491	5,610	2,110
Operating lease liabilities	(534)	(430)	—
Other long term liabilities	—	—	212
Net cash used in operating activities	(63,185)	(63,614)	(42,671)
Investing Activities
Purchase of debt securities available-for-sale	(128,295)	(96,267)	(57,193)
Proceeds from maturities of debt securities available-for-sale	83,766	80,271	28,250
Purchase of property and equipment	(258)	(475)	(142)
Net cash used in investing activities	(44,787)	(16,471)	(29,085)
Financing Activities
Issuance of common stock upon offering at-the-market, net of issuance costs	96,779	—	—
Proceeds from issuance of common stock upon stock option exercises	520	844	310
Proceeds from issuance of common stock upon ESPP purchase	186	130	96
Payment of deferred offering costs	(22)	(19)	—
Proceeds from issuance of common stock upon public offering, net of issuance costs	—	53,194	90,642
Proceeds from borrowings in connection with term loan, net of issuance costs	—	6,627	9,935
Repayment of accrued exit fee and second amendment fee	—	(913)	—
Repayment of term loan	—	(1,667)	—
Net cash provided by financing activities	97,463	58,196	100,983
Net (decrease) increase in cash and cash equivalents	(10,509)	(21,889)	29,227
Cash and cash equivalents at beginning of year	39,373	61,262	32,035
Cash and cash equivalents at end of year	$28,864	$39,373	$61,262
Supplemental disclosure of cash flow information:
Interest paid	$2,791	$2,638	$1,652

See accompanying notes to the consolidated financial statements.

Eiger Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business

Eiger BioPharmaceuticals, Inc. (the Company or Eiger) was incorporated in the State of Delaware on November 6, 2008. Eiger is a commercial-stage biopharmaceutical company focused on the development and commercialization of foundational therapies for Hepatitis Delta Virus (HDV), the most severe form of human viral hepatitis, for which there is currently no FDA-approved therapy. Eiger has reported positive proof-of-concept clinical results across all of our programs and have received Breakthrough Therapy designation for three programs in clinical development.

Eiger’s lead clinical programs are complementary treatments for HDV. Lonafarnib is a first-in-class oral farnesylation inhibitor in a global Phase 3 trial, and the only oral therapy in development for HDV. Peginterferon lambda is a first-in-class, well characterized, well-tolerated type III interferon entering Phase 3.

The FDA approved the Company’s first commercial product, Zokinvy (lonafarnib) for treatment of Progeria and processing-deficient progeroid laminopathies, ultra-rare and rapidly fatal genetic conditions of accelerated aging in children, November 20, 2020. Eiger’s Marketing Authorization Application (MAA) is under review with the European Medicines Agency (EMA), with a decision expected in the second half of 2021.

The Company is also developing avexitide, a well-characterized peptide, as a treatment for PBH, a debilitating and potentially life-threatening condition for which there is currently no approved therapy, and as a treatment CHI, an ultra-rare pediatric metabolic disorder.

The Company’s principal operations are based in Palo Alto, California and it operates in one segment.

Liquidity

As of December 31, 2020, the Company had $128.9 million of cash, cash equivalents and investments, comprised of $28.9 million of cash and cash equivalents and $100.0 million of debt securities available-for-sale. The Company had an accumulated deficit of $306.5 million and negative cash flows from operating activities as of December 31, 2020. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and unless and until it does, the Company will need to continue to raise additional capital.

Management believes that the currently available resources will be sufficient to fund its operations for at least the next 12 months following the issuance date of these consolidated financial statements. However, if the Company’s anticipated operating results are not achieved in future periods, the Company believes that planned expenditures may need to be reduced or it would be required to raise funding in order to fund the operations. Additionally, the Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.
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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Through December 31, 2020, the Company has not impaired any long-lived assets.

Accrued Research and Development Costs

The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued liabilities in the consolidated balance sheets and within research and development expenses in the consolidated statements of operations. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. The Company makes judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities.

Leases

The Company adopted Accounting Standards Codification (“ASC”) Topic 842, “Leases” (“ASC 842”) on January 1, 2019. Under ASC 842, the Company determines if an arrangement is or contains a lease at inception. Material leases with a term greater than one year are recognized in right-of-use (“ROU”) assets and current and noncurrent lease liabilities, as applicable, in the Company’s consolidated balance sheets.

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

Research and Development Costs

Research and development costs are expensed as incurred and consist of payroll expenses, stock-based compensation expense, lab supplies and allocated facility costs, as well as fees paid to third parties that conduct certain research and development and manufacturing activities on the Company’s behalf. Amounts incurred in connection with license and asset purchase agreements are also included in research and development expenses. Manufacturing costs related to products undergoing regulatory approval are expensed as research and development costs until receipt of such approval.

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

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	December 31,
	2020	2019	2018
Options to purchase common stock	3,697,075	2,767,617	1,996,211
Restricted stock units (unvested)	37,500	—	—
Total	3,734,575	2,767,617	1,996,211

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

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (Subtopic 350-40). The standard adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The pronouncement is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The amendments in ASU No, 2018-15 should be applied either using a retrospective or prospective approach. The Company adopted this guidance on January 1, 2020 using the prospective approach. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The standard provides optional expedients for facilitating the effects of the reference rate reform on financial reporting. For the Company, there are two applicable optional expedients for contract modifications permitted for contracts that are modified because of the reference rate reform and meet the scope guidance. The modifications of contracts within the scope of ASC Topic 470 should be accounted for prospectively adjusting the effective interest rate. The modifications of contracts within the scope of ASC Topic 842 should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required under ASC Topic 842 for modifications not accounted for as separate contracts. The pronouncement is effective for all entities as of March 12, 2020 through December 31, 2022. The Company plans to adopt upon the occurrence of such contract modification, but not later than December 31, 2022. The Company engaged in early-stage discussions with its lender and will assess the impact of the adoption once the contract is modified.
3.	Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). At December 31, 2020 and 2019, the carrying amount of prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimate fair value due to their relatively short maturities. Management believes the terms of its long term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s debt securities consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of December 31, 2020 and 2019.

There were no transfers in or out of Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$20,846	$—	$—	$20,846
Corporate debt securities	—	33,941	—	33,941
Commercial paper	—	21,980	—	21,980
U.S. treasury bills	—	39,995	—	39,995
U.S. government bonds	—	4,060	—	4,060
Total	$20,846	$99,976	$—	$120,822

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money market funds	$35,854	$—	$—	$35,854
Corporate debt securities	—	16,644	—	16,644
Commercial paper	—	7,457	—	7,457
U.S. government bonds	—	31,520	—	31,520
Total	$35,854	$55,621	$—	$91,475

There were no financial liabilities as of December 31, 2020 and 2019.

The following tables summarize the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses (in thousands):

	December 31, 2020
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$20,846	$—	$—	$20,846
Total cash equivalents	$20,846	$—	$—	$20,846
Debt securities:
Corporate debt securities	$33,952	$1	$(12)	$33,941
Commercial paper	21,980	—	—	21,980
U.S. treasury bills	39,992	3	—	39,995
U.S. government bonds	4,060	—	—	4,060
Total debt securities	$99,984	$4	$(12)	$99,976

	December 31, 2019
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$35,854	$—	$—	$35,854
Total cash equivalents	$35,854	$—	$—	$35,854
Debt securities:
Corporate debt securities	$16,633	$11	$—	$16,644
Commercial paper	7,457	—	—	7,457
U.S. government bonds	31,489	31	—	31,520
Total debt securities	$55,579	$42	$—	$55,621

As of December 31, 2020 and 2019, the contractual maturity of the available-for-sale debt securities is less than one year. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of December 31, 2020, the Company did not recognize any other-than-temporary impairment losses. All debt securities with unrealized losses have been in a loss position for less than 12 months.
4.	Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2020	2019
Computer equipment and software	$520	$160
Furniture	111	111
Leasehold improvements	80	61
Lab equipment	271	36
Construction in progress	69	436
Total property and equipment	1,051	804
Less: accumulated depreciation	(342)	(214)
Property and equipment, net	$709	$590

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was approximately $167,000, $68,000 and $54,000, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2020	2019
Prepaid contract manufacturing costs	$6,126	$1,374
Prepaid research costs	1,177	1,627
Prepaid insurance	448	421
Other	1,215	1,968
Total prepaid expenses and other current assets	$8,966	$5,390

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Contract research costs	$6,062	$5,288
Contract manufacturing costs	1,167	2,510
Compensation and related benefits	3,169	1,707
Other	1,007	496
Total accrued liabilities	$11,405	$10,001

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

As part of the consideration for the rights granted to the Company under the UPenn/CHOP Agreement, the Company paid UPenn a one-time, non-refundable issue fee of $1.0 million, which is recorded in research and development expenses for the year ended December 31, 2019. In addition, the Company is obligated to pay UPenn a specified annual license maintenance fee, up to $2.5 million in certain regulatory milestones, and up to $18.0 million in commercial milestones. The Company will also be required to pay UPenn a flat royalty in the low-single digits on net sales of all licensed products by the Company, subject to specified reductions and offsets, and specified minimum annual royalty payments. The Company’s obligation to pay royalties expires on a product-by-product and country-by-country basis, on the later of: (i) the expiration of the last valid claim in the licensed patents in any country, or (ii) the tenth anniversary of the first commercial sale of the product in such country. No milestones have been achieved as of December 31, 2020.

The Company may terminate the UPenn/CHOP Agreement in its entirety for any reason by providing prior written notice to UPenn and CHOP. UPenn or CHOP may terminate the UPenn/CHOP Agreement, upon a written notice, for the Company’s failure to achieve the specified diligence milestones within the specified periods, subject to the Company’s extension rights.

Product Development Agreement

On August 11, 2018, the Company entered into a Product Development Agreement and a First Project Agreement (the Product Agreements) with RDD International, LLC., pursuant to which the Company will receive development program support services for its hepatitis Delta virus (HDV) program. The services are to be provided from July 1, 2018 through the completion of the Phase 3 Clinical Study Reports and the subsequent new drug application (NDA) filing. As consideration, the Company has committed to pay fees of approximately $10.0 million in cash and stock over four years, including approximately $0.8 million for expert consultant fees and pass through costs to vendors, plus certain incentive-based regulatory milestone fees up to $1.0 million. As part of the aggregate payment, the Company issued 115,526 shares of common stock subject to quarterly vesting requirements related to performance of the services and achievement of budget timeline set forth in the Product Agreements. The Product Agreements can be terminated by either party due to material breach or by the Company without cause with 90 days prior written notice. For the years ended December 31, 2020, 2019 and 2018, the Company recognized research and development expense of $0.2 million, $0.2 million and $0.4 million, respectively, related to vesting of the shares issued under the Product Agreements. Additionally, as of December 31, 2020, the total unrecognized compensation expense related to unvested restricted shares was $0.2 million, which the Company expects to recognize over an estimated weighted-average period of 1.3 years.

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

Under the BMS License Agreement, BMS granted the Company an exclusive, worldwide, license to research, develop, manufacture, and sell products containing PEG-interferon Lambda-1a (the Licensed Product) for all therapeutic and diagnostic uses in humans and animals. The Company is responsible for the development and commercialization of the Licensed Product at its sole cost and expense. The Company paid BMS $2.0 million and issued 157,587 shares of its common stock at an aggregate fair value of $3.2 million in April 2016. The BMS License Agreement also includes development and regulatory milestone payments totaling $61.0 million and commercial sales milestones of up to $128.0 million. The Company is obligated to pay BMS annual net sales royalties in the range of mid-single to mid-teens, depending on net sales levels. In fourth quarter 2020, the Company recorded in research and development expense a $3.0 million milestone, triggered on successful demonstration of proof of concept, as defined by the BMS License Agreement, in a Phase 2 clinical trial. The next milestone is $5.0 million triggered on the initiation of a Phase 3 clinical trial.

Merck License Agreement

In September 2010, the Company entered into an exclusive license agreement with Schering Corporation, subsequently acquired by Merck & Co., Inc. (Merck), which provides the Company with the exclusive right to develop, manufacture, and sell products containing the compounds lonafarnib for the treatment of all human viruses except certain specified viruses such as hepatitis B and hepatitis C alone. As part of consideration, the Company issued 27,350 shares of common stock with a fair value of $0.5 million. The Company is obligated to pay Merck up to an aggregate of $27.0 million in development milestones and will be required to pay tiered royalties based on aggregate annual net sales of all licensed products ranging from mid-single to low double-digit royalties on net sales. In May 2015, the first regulatory milestone was achieved and the Company paid the related milestone payment of $1.0 million to Merck. No additional milestones have been achieved as of December 31, 2020.

On May 15, 2018, the Company entered into an amendment to the exclusive license agreement with Merck, which provides for expansion of the existing exclusively licensed field of use under the license agreement with Merck to include all uses of lonafarnib related to the treatment of Hutchinson-Gilford Progeria Syndrome (HGPS or Progeria) in humans at no cost to the Company. On November 3, 2020, the Company entered into an amendment to the exclusive license agreement with Merck which expanded the definition of progeria to also include progeroid laminopathies. The Company has the sole responsibility and the continuing obligation for the manufacture and supply of lonafarnib to the PRF. Merck will not receive milestone payments in relation to lonafarnib for the treatment of progeria and progeroid laminopathies or any royalty payments for sales of a specified quantity of lonafarnib to treat the currently estimated progeria and progeroid laminopathies patient population worldwide.
6.	Asset Purchase Agreements and Related License Agreements

EGI Asset Purchase Agreement

In December 2010, the Company entered into an asset purchase agreement with Eiger Group International, Inc. (EGI). Dr. Jeffrey Glenn, a founder and director of the Company, is the sole owner of EGI. Pursuant to the agreement, the Company purchased all of the assets including the intellectual property rights related to the use of farnesyl transferase inhibitors as anti-viral agents and methods to treat viral infections with those inhibitors and inhibitors of prenylation, prenyl cysteine methyltranferase and a protease as anti-viral agents and methods to treat viral infection with those inhibitors. The Company paid EGI an upfront payment of $0.4 million when the agreement was executed in December 2010. Additionally, the Company will pay EGI a low single-digit royalty based on aggregate annual net sales of products developed using the intellectual property. Within the first ten years after commercialization, the Company may make a one-time payment of $0.5 million for each contract for the three types of product related to such intellectual property that would reduce the payment term for the three products to the tenth anniversary of the first commercial sale. The obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of either when the product is no longer sold in any country or the earliest of the tenth anniversary of the first commercial sale of the product. As of December 31, 2020, the product has not achieved regulatory approval.

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

The fair value of the time-vested options is recognized as stock-based compensation expense as the awards vest over time. The fair value of the milestone-vested options will be recognized as research and development expense when it is probable that the earliest milestone will be achieved at their fair value as of the ASU 2018-07 adoption date. During the years ended December 31, 2020, 2019 and 2018, the Company recognized $0.1 million, $0.1 million and $0.1 million of compensation expense related to the time-vested options, respectively. No expense was recognized for the milestone vested options during the years ended December 31, 2020, 2019 and 2018.

The Company is also obligated to pay development milestone payments in an aggregate amount of up to $1.0 million to each Seller. Additionally, the Company is obligated to pay each Seller royalties of low single-digits based on aggregate annual net sales of all products developed based on avexitide, subject to certain reductions and exceptions. The Company’s obligation to pay royalties expires on the expiration of the last to expire patent assigned to the Company under the agreement. Additionally, the Company has assumed the license agreement the Sellers had previously entered into with the Board of Trustees of the Leland Stanford Junior University (Stanford). The Company is obligated to pay a royalty to Stanford in the low single-digits on annual net sales after the first commercial sale of any products developed based on avexitide. As of December 31, 2020, the Company has paid a total of $0.1 million in milestone payments to each of the Sellers related to the successful completion of the Phase 2 trials.

Asset Purchase Agreement with AbbVie Inc.

On November 20, 2020, the Company entered into an asset purchase agreement (AbbVie APA) with AbbVie Inc. (AbbVie) to sell its Rare Pediatric Disease Priority Review Voucher, which was awarded the PRV on November 20, 2020 upon approval by the FDA of the NDA for Zokinvy in Hutchinson-Gilford Progeria Syndrome and processing-deficient Progeroid Laminopathies (the PRV) to AbbVie. The AbbVie Agreement contains customary representations, warranties, covenants, and indemnification provisions subject to certain limitations.

In consideration for the PRV, AbbVie agreed to pay the Company $95.0 million. The transaction closed in January 2021. Such consideration was shared equally with The Progeria Research Foundation (“PRF”) in accordance with the terms of the PRF Collaboration Agreement, pursuant to which the Company and PRF will equally share any proceeds from the sale of a priority review voucher that the Company may receive as the sponsor of a rare pediatric disease product application. The Company retained approximately $47.4 million of the proceeds from the sale of the PRV.

7.	Debt

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

The refinancing of the term loan did not have a material impact on terms, conditions, representations, warranties, covenants or agreements set forth in the Oxford Loan. The loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If the Company is unable to comply with these covenants or if the Company defaults on any portion of the outstanding borrowings, the lenders can also impose a 5.0% penalty, restrict access to additional borrowings under the loan and security agreement, and accelerate the maturity of the debt. As of December 31, 2020, the Company was in compliance with all covenants.

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

The Company accounts for the amortization of the debt discount utilizing the effective interest method. Long-term debt and unamortized discount balances are as follows (in thousands):

	December 31,
	2020	2019
Face value of long term debt	$30,000	$30,000
Exit fee	3,277	3,277
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(2,083)	(2,887)
Total long term debt, net	$31,194	$30,390

As of December 31, 2020, future minimum payments of principal, exit fee and interest expense under the Oxford Loan were as follows (in thousands):

Year ending December 31,
2021	10,051
2022	11,662
2023	10,734
2024	5,816
Total future payments	38,263
Less: unamortized interest	(4,986)
Less: exit fee	(2,083)
Face value of term loan	$31,194

On February 23, 2021, the Company entered into the fifth amendment to the Oxford Loan (Note 14). As the Company refinanced the short-term portion of the Oxford Loan on a long-term basis prior to the issuance of the financial statements, the current portion of long-term debt as of December 31, 2020 was reclassified as long-term at the balance sheet date.

8.	Stockholders’ Equity

Common Stock

The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the Board of Directors, subject to the prior rights of the convertible preferred stockholders. As of December 31, 2020, no dividends had been declared by the Board of Directors.

On April 17, 2019, the Company completed an underwritten public offering of 5,175,000 shares of its common stock, including 675,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock, at a price of $11.00 per share. The offering was made under the Company’s effective shelf registration statement and resulted in net proceeds to the Company of $53.2 million, after deducting underwriting discounts and commissions and offering expenses.

In December 2019, the Company filed a shelf registration statement on Form S-3 (File No. 333-235655) with the Securities and Exchange Commission, which permits the offering, issuance and sale of up to a maximum aggregate offering price of $150.0 million of the company’s common stock, preferred stock, debt securities and warrants. Up to a maximum of $50.0 million of the maximum aggregate offering price of $150.0 million may be issued and sold pursuant to an at-the-market (ATM) financing facility (2019 ATM Facility) under a sales agreement with Jefferies LLC (Jefferies). In August 2020, the Company entered into a new sales agreement with Jefferies for up to $50.0 million of the remaining amount on the shelf registration statement which may be sold pursuant to an ATM financing facility (2020 ATM Facility).

As of December 31, 2020, the Company has completed both the 2019 ATM Facility and the 2020 ATM Facility for a total of 9,267,760 shares resulting in $97.3 million in net proceeds, after deducting commissions.

In December 2020, the Company filed a new shelf registration statement on Form S-3 (File No. 333-251497) with the Securities and Exchange Commission, which permits the offering, issuance and sale by the Company up to a maximum aggregate offering price of $200.0 million of our common stock, preferred stock, debt securities and warrants. Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to a new ATM financing facility under a sales agreement with Jefferies.

The Company had reserved shares of common stock for issuance as follows:

	December 31,
	2020	2019
Options issued and outstanding	3,697,075	2,767,617
Options available for future grants	1,021,109	823,598
Total	4,718,184	3,591,215

9.	Equity Incentive Plans

Restated 2013 Equity Incentive Plan

In June 2016, the Company’s Board of Directors adopted and in August 2016 the Company’s stockholders approved the Amended and Restated 2013 Equity Incentive Plan (the Restated 2013 Plan). Under the terms of the Restated 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. Under the terms of the Restated 2013 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and non-statutory stock options may not be less than 110% of fair market value, as determined by the Board of Directors. The terms of options granted under the Rested 2013 Plan may not exceed ten years. The vesting schedule of newly issued option grants is generally four years. As of December 31, 2020, the Company is authorized to issue up to 4,705,442 shares under the Restated 2013 Plan.

The following table summarizes stock option activity under both the Company’s stock-based compensation plans during the year ended December 31, 2020 (in thousands, except share and per share data):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price Per Option	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	823,598	2,767,617	$12.14	7.94	$8,218
Additional options authorized	1,226,169	—
Granted	(1,149,750)	1,149,750	$7.43
Restricted stock units granted	(37,500)	—
Exercised	—	(61,700)	$8.41
Forfeited or cancelled	158,592	(158,592)	$10.27
Outstanding as of December 31, 2020	1,021,109	3,697,075	$10.81	7.55	$9,048
Vested and exercisable as of December 31, 2020		2,041,834	$11.57	6.71	$4,125

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock of $12.29 as of December 31, 2020.

The aggregate intrinsic value of stock options exercised in 2020, 2019 and 2018 was $0.3 million, $0.6 million and $0.2 million, respectively.

During the years ended December 31, 2020, 2019 and 2018, the weighted-average grant date fair value of options granted was $4.78, $8.98 and $7.50 per share, respectively. The total grant date fair value of options that vested during the years ended December 31, 2020, 2019 and 2018 was $5.6 million, $5.7 million and $4.7 million, respectively.

The Company records stock-based compensation on stock options by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis.

The fair value of stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected term (in years)	5.00 - 6.08	5.27 - 6.08	5.27 - 6.08
Contractual term (in years)	10.00	10.00	9.67 - 9.84
Volatility	73.00% - 77.00%	73.14% - 83.19%	84.00% - 95.00%
Risk free interest rate	0.39% - 1.37%	1.42% - 2.57%	1.67% - 2.68%
Dividend yield	—	—	—

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term for employee options). The Company uses the contractual term to determine the non-employee award fair value at the grant date. The contractual term of options granted under the Restated 2013 Plan is ten years.

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

The number of shares of common stock initially reserved for issuance under the 2013 ESPP was 100,000 shares with an automatic annual increase to the shares issuable under the 2013 ESPP to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, and (ii) 165,000 shares of common stock, unless a lower number determined by the board of directors. As of December 31, 2020, a total of 618,831 shares are reserved for issuance and 543,791 shares available for future issuance under the 2013 ESPP. During the years ended December 31, 2020 and December 31, 2019, employees purchased 25,645 shares for $0.2 million and 15,701 shares for $0.1 million, respectively, under the 2013 ESPP.

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

The RSUs granted to non-employee directors will vest on the one-year anniversary of the grant date, subject to the eligible director’s continuous services through the vesting date, and will vest in full upon a change in control, as defined under the Restated 2013 Plan. RSUs granted to employees during the year ended December 31, 2020, commence vesting on the one-year anniversary through the two-year anniversary of the grant date. The fair value of all RSUs is measured at the grant date based on the closing market price of the Company’s common stock and is recognized as stock-based compensation expense on a straight-line basis over the vesting period.

During the year ended December 31, 2020, the Company granted 37,500 RSUs with a weighted-average grant date fair value of $6.95 per share. The Company recognized $0.2 million in stock-based compensation expense for the year ended December 31, 2020, which is included in general and administrative expenses. As of December 31, 2020, the total unrecognized compensation expense related to unvested RSUs was $0.1 million, which the Company expects to recognize over an estimated weighted-average period of 0.4 years.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$1,494	$1,550	$1,500
General and administrative	4,479	4,129	3,507
Total stock-based compensation expense	$5,973	$5,679	$5,007

As of December 31, 2020, the total unrecognized compensation expense related to unvested options was $10.2 million, which the Company expects to recognize over an estimated weighted average period of 2.5 years.
10.	Income Taxes

No provision for income taxes was recorded for the years ended December 31, 2020, 2019 and 2018. The Company has incurred net operating losses (NOL) for all the periods presented. The Company has not reflected any benefit of such NOL carryforwards in the accompanying consolidated financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory income tax rate	21.00%	21.00%	21.00%
Change in valuation allowance	(26.75)	(27.42)	(26.02)
Tax credits	6.43	7.27	5.52
State income taxes, net of federal benefit	0.33	0.25	0.27
Stock-based compensation	(1.00)	(0.89)	(0.77)
Other, net	(0.01)	(0.21)	—
Provision (benefit) for income taxes	—%	—%	—%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$54,523	$42,761
Tax credits	1,068	7,157
Depreciation and amortization	2,067	1,602
Stock-based compensation	2,452	1,912
Accruals and reserves	606	319
Lease liabilities	278	389
Gross deferred tax assets	60,994	54,140
Valuation allowance	(60,747)	(53,793)
Total deferred tax assets	247	347
Deferred tax liabilities:
Right-of-use assets	(247)	(347)
Total deferred tax liabilities	(247)	(347)
Net deferred tax assets	$—	$—

Due to the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance as of December 31, 2020 and 2019. The net change in the valuation allowance for the years ended December 31, 2020 and 2019 increased by $7.0 million and $7.6 million, respectively.

As of December 31, 2020, the Company had approximately $251.7 million and $25.2 million, respectively, of federal and state NOL carryforwards available to reduce future taxable income that will begin to expire in 2030 and 2028, respectively, for federal and state tax purposes.

As of December 31, 2020, the Company also had research and development tax credit carryforwards of $1.8 million for state purposes, available to offset future taxable income tax. If not utilized, the state credits can be carried forward indefinitely.

The Company’s ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if the Company has experienced an ownership change under Section 382 of the Internal Revenue Code (the Code) of 1986, as amended. The Company’s merger with Celladon resulted in such an ownership change and, accordingly, Celladon’s NOL carryforwards and certain other tax attributes will be subject to further limitations on their use. The Company assessed whether it had an ownership change, as defined by Section 382 of the Code from its formation through December 31, 2020. Based upon this assessment, the Company experienced ownership changes on April 20, 2016, October 18, 2018 and December 31, 2020. Due to these ownership changes, reductions were made to the Company’s NOL and tax credit carryforwards under these rules. Additional ownership changes in the future could result in additional limitations on the Company’s NOL and tax credit carryforwards.

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

Uncertain Tax Positions

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$3,277	$4,634	$3,218
Additions based on tax positions related to prior year	—	—	(61)
Additions based on tax positions related to current year	81	2,443	1,477
Reductions based on tax positions related to prior year	(2,907)	(3,800)	—
Reductions based on tax positions related to current year	—	—	—
Balance at end of year	$451	$3,277	$4,634

If the $0.5 million of unrecognized tax benefits is recognized, there would not be an effect on the effective tax rate. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. As of December 31, 2020, the unrecognized tax benefits for uncertain tax positions were offset against deferred tax assets and would not affect the income tax rate if recognized due to the Company being in a full valuation allowance position.

The Company’s policy is to account for interest and penalties in tax expense on the consolidated statements of operations. The Company files income tax returns in the U.S. federal and state jurisdictions. All periods since inception are subject to examination by U.S. federal and state jurisdictions. There were no such interest or penalties during the years ended December 31, 2020, 2019 and 2018.
11.	Legal Matters

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
12.	Commitments and Contingencies

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

The maturity of the Company’s operating lease liabilities as of December 31, 2020 were as follows (in thousands):

Undiscounted lease payments	December 31, 2020
2021	$673
2022	662
2023	113
2024	1
Total undiscounted payments	1,449
Less: imputed interest	(129)
Present value of future lease payments	1,320
Less: current portion of operating lease liabilities	(582)
Operating lease liabilities	$738

Rent expense recognized for the Company’s operating leases was $0.6 million, $0.6 million, and $0.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for the operating leases were $0.1 million for each of the years ended December 31, 2020 and 2019.

The operating cash outflows for the operating lease liabilities were $0.7 million and $0.6 million for the year ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the weighted-average remaining lease term and weighted-average discount rate were 2.1 years and 9.15%, respectively.

Other Commitments

The Company is obligated to make future payments to third parties under asset purchase and license agreements, including royalties and payments that become due and payable on the achievement of certain development and commercialization milestones. However, the amount and timing of these payments are not known.

Manufacturing Service Agreement

In the first quarter of 2020, the Company entered into a Master Manufacturing Services Agreement (MMSA) and Product Agreement with Patheon, Inc. (Patheon) for the manufacturing of lonafarnib capsules and packaging of bottles for commercial sale. Under the terms of the agreements, the Company is required to provide Patheon with annual volume forecasts of capsules and Patheon will manufacture 80% of such annual forecasts. If the Company order less than 80% of such annual forecasts, it is required to pay 70% of purchase price for the shortfall. The initial terms of the MMSA and Product Agreement end on December 31, 2025 with automatic renewal for successive two-year terms, unless earlier terminated pursuant to the terms of each agreement, or upon either party’s notice of termination to the other.

13.	Related Party Transactions

As disclosed in Note 6, the Company entered into license agreements with EGI, which is owned by the founder of the Company.
14.	Subsequent Events

On February 23, 2021, the Company entered into the fifth amendment to the Oxford Loan. The amendment extended the interest only period by 17 months until September 1, 2022, followed by 19 equal monthly payments of principal and interest. Upon the receipt of Amended Tranche B, the interest only period for borrowed funds will be extended by six months until March 1, 2023, followed by 13 equal monthly payments of principal plus accrued interest. In addition, the Company paid the amendment fees of $0.2 million to the lenders on the effective date of the fifth amendment.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2020, the end of the period covered by this report.

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

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

(c) Changes in Internal Control over Financial Reporting.

Except as otherwise described above under Management’s Report on Internal Control over Financial Reporting, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

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

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 13. Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

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

4.3	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K (File No. 001-36183), filed with the SEC on March 13, 2020).

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

10.9* **	Asset Purchase Agreement, dated September 25, 2015, by and between Eiger BioPharmaceuticals, Inc. and Tracey McLaughlin and Colleen Craig.

10.10* **	License Agreement, dated September 3, 2010, by and between Eiger BioPharmaceuticals, Inc. and Merck Corporation.

10.11

Sublease Agreement, dated as of January 8, 2016, by and between Baker Hughes Oilfield Operations, Inc. and Eiger BioPharmaceuticals, Inc. (incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.12* **	License Agreement, dated as of April 20, 2016, by and between Eiger BioPharmaceuticals, Inc. and Bristol-Myers Squibb Company.

10.13

Common Stock Purchase Agreement, dated as of April 20, 2016, by and between Eiger BioPharmaceuticals, Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-3, as amended (File No. 333-212114) filed with the SEC on June 17, 2016).

10.14

Loan and Security Agreement, dated December 30, 2016, by and between Eiger BioPharmaceuticals, Inc. and Oxford Finance LLC (incorporate by reference to Exhibit 10.26 to the Annual report on Form 10-K (File No. 001-36183) filed with the SEC on March 23, 2017).

10.15

Standard Multi-Tenant Office Lease – Net, dated October 11, 2017, by and between Eiger BioPharmaceuticals, Inc. and the McDonald Family Co. LLC, and addendum thereto. (incorporated by reference to Exhibit 10.27 to the Annual report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2018).

10.16

First Amendment to Lease, dated April 26, 2018, by and between Eiger BioPharmaceuticals, Inc. and the McDonald Family Co. LLC (incorporated by reference to Exhibit 10.2 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on May 11, 2018).

10.17* **	Amendment No. 6 to License Agreement, dated September 3, 2010, by and between Eiger BioPharmaceuticals, Inc. and Merck Sharp & Dohme Corp.

10.18* **	Collaboration and Supply Agreement, dated May 15, 2018, by and between Eiger BioPharmaceuticals, Inc. and The Progeria Research Foundation.

Exhibit Number	Description of Document

10.19

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

10.21

First Amendment to Loan and Security Agreement, dated August 24, 2017, by and between Eiger BioPharmaceuticals, Inc. and Oxford Finance LLC (incorporated by reference to Exhibit 10.38 to the Annual report on Form 10-K (File No. 001-36183) with the SEC on March 14, 2019).

10.22+

Amended and Restated Offer Letter Agreement, dated as of November 1, 2019, by and between Eiger BioPharmaceuticals, Inc. and David A. Cory (incorporated by reference to Exhibit 10.1 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on November 7, 2019).

10.23+

Amended and Restated Offer Letter Agreement, dated as of November 1, 2019, by and between Eiger BioPharmaceuticals, Inc. and Sriram Ryali (incorporated by reference to Exhibit 10.2 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on November 7, 2019).

10.24+

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

10.26*

License Agreement, dated as of May 10, 2019, by and among the Trustees of the University of Pennsylvania and The Children’s Hospital of Philadelphia and Eiger BioPharmaceuticals, Inc (incorporated by reference to Exhibit 10.5 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on November 7, 2019).

10.27*

Third Amendment to Loan and Security Agreement, dated March 5, 2019, by and between Eiger BioPharmaceuticals, Inc. and Oxford Finance LLC (incorporated by reference to Exhibit 10.3 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on May 9, 2019).

10.28+

Offer Letter Agreement, by and between Eiger BioPharmaceuticals, Inc. and Eldon Mayer, dated as of December 3, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on May 7, 2020).

10.29+

Eiger BioPharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on May 7, 2020).

10.30*

Amendment No. 1, dated June 15, 2020, to the Collaboration and Supply Agreement, dated May 15, 2018, by and between Eiger BioPharmaceuticals, Inc. and the Progeria Research Foundation. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on August 6, 2020).

10.31 **	Asset Purchase Agreement, by and between Eiger BioPharmaceuticals, Inc. and AbbVie Inc., dated as of November 20, 2020.

10.32 **	Amendment No. 7 to License Agreement, dated November 3, 2020, by and between Eiger BioPharmaceuticals, Inc. and Merck Sharp & Dohme Corp.

Exhibit Number	Description of Document

10.33 **	Amendment No. 5 to Loan and Security Agreement, dated February 23, 2021, by and between Eiger BioPharmaceuticals, Inc. and Oxford Finance LLC.

21.1 **	List of subsidiaries.

23.1 **	Consent of independent Registered Public Accounting Firm.

24.1 **	Power of Attorney. Reference is made to the signature page hereto.

31.1 **	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2 **	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1 **	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL.

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Portions of this exhibit have been omitted as being immaterial and would be competitively harmful if publicly disclosed.
**	Filed herewith.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eiger BioPharmaceuticals, Inc.

Date: March 9, 2021	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: March 9, 2021	By:	/s/ Sriram Ryali
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David A. Cory David A. Cory	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2021

/s/ Sriram Ryali Sriram Ryali	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2021

/s/ Thomas J. Dietz Thomas J. Dietz	Chairman of the Board of Directors	March 9, 2021

/s/ David Apelian David Apelian	Member of the Board of Directors	March 9, 2021

/s/ Evan Loh Evan Loh	Member of the Board of Directors	March 9, 2021

/s/ Jeffrey Glenn Jeffrey Glenn	Member of the Board of Directors	March 9, 2021

/s/ Christine Murray	Member of the Board of Directors	March 9, 2021
Christine Murray

/s/ Amit K. Sachdev	Member of the Board of Directors	March 9, 2021
Amit K. Sachdev