Form 10-Q
period 2021-03-31
Eiger BioPharmaceuticals, Inc.
filed 2021-05-06
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 33,951,314.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$108,410	$28,864
Debt securities, available-for-sale	52,082	99,976
Accounts receivable	639	—
Inventories	1,397	93
Prepaid expenses and other current assets	7,358	8,873
Total current assets	169,886	137,806
Property and equipment, net	659	709
Operating lease right-of-use assets	1,049	1,176
Other assets	3,921	3,903
Total assets	$175,515	$143,594
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,747	$4,640
Accrued liabilities	9,171	11,405
Current portion of operating lease liabilities	599	582
Total current liabilities	17,517	16,627
Long-term debt, net	31,218	31,194
Operating lease liabilities	590	738
Total liabilities	49,325	48,559
Stockholders’ equity:
Common stock	34	34
Additional paid-in capital	403,413	401,509
Accumulated other comprehensive loss	(5)	(8)
Accumulated deficit	(277,252)	(306,500)
Total stockholders’ equity	126,190	95,035
Total liabilities and stockholders’ equity	$175,515	$143,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Product revenue, net	$3,646	$—
Costs and operating expenses:
Cost of sales	53	—
Research and development	13,842	9,481
Selling, general and administrative	5,564	5,241
Total costs and operating expenses	19,459	14,722
Loss from operations	(15,813)	(14,722)
Interest expense	(885)	(884)
Interest income	51	367
Other income, net	45,914	—
Income (loss) before provision for income taxes	29,267	(15,239)
Provision for income taxes	19	—
Net income (loss)	$29,248	$(15,239)
Net income (loss) per common share:
Basic	$0.86	$(0.62)
Diluted	$0.85	$(0.62)
Weighted-average common shares outstanding:
Basic	33,886,896	24,501,350
Diluted	34,220,895	24,501,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$29,248	$(15,239)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale debt securities, net	3	(6)
Comprehensive income (loss)	$29,251	$(15,245)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	33,878,486	$34	$401,509	$(8)	$(306,500)	$95,035
Issuance of common stock upon exercise of stock options	19,150	—	166	—	—	166
Vesting of common stock issued under Product Development Agreement	—	—	53	—	—	53
Issuance of common stock upon ESPP purchase	19,928	—	136	—	—	136
Issuance of common stock upon release of restricted stock units	33,750	—	—	—	—	—
Stock-based compensation expense	—	—	1,549	—	—	1,549
Unrealized gain on available-for-sale debt securities, net	—	—	—	3	—	3
Net income	—	—	—	—	29,248	29,248
Balance at March 31, 2021	33,951,314	$34	$403,413	$(5)	$(277,252)	$126,190

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	24,523,381	$24	$297,863	$42	$(241,449)	$56,480
Issuance of common stock upon exercise of stock options	2,895	—	30	—	—	30
Vesting of common stock issued under Product Development Agreement	—	—	53	—	—	53
Issuance of common stock upon ESPP purchase	11,332	—	83	—	—	83
Issuance of common stock upon offering at-the -market, net of issuance costs of $221	32,751	—	191	—	—	191
Stock-based compensation expense	—	—	1,629	—	—	1,629
Unrealized loss on available-for-sale debt securities, net	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(15,239)	(15,239)
Balance at March 31, 2020	24,570,359	$24	$299,849	$36	$(256,688)	$43,221

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating activities
Net income (loss)	$29,248	$(15,239)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain from sale of priority review voucher	(46,493)	—
Income related to asset purchase agreement	(281)	—
Depreciation and amortization	67	36
Amortization of debt securities premiums and discounts	191	(38)
Non-cash interest expense	199	191
Amortization of operating lease right-of-use assets	127	115
Common stock issued under Product Development Agreement	53	53
Stock-based compensation	1,549	1,629
Change in operating assets and liabilities:
Accounts receivable	(639)	—
Inventories	(1,304)	—
Prepaid expenses and other current assets	1,529	332
Other assets	(18)	(1,270)
Accounts payable	3,175	2,459
Accrued liabilities	(2,205)	(5,893)
Operating lease liabilities	(131)	(115)
Net cash used in operating activities	(14,933)	(17,740)
Investing activities
Purchase of debt securities available-for-sale	(2,049)	(23,933)
Proceeds from maturities of debt securities available-for-sale	49,755	24,608
Proceeds from sale of priority review voucher	95,000	—
Payments related to priority review voucher	(48,507)	—
Proceeds related to asset purchase agreement	281	—
Purchase of property and equipment	(16)	(23)
Net cash provided by investing activities	94,464	652
Financing activities
Issuance of common stock upon offering at-the-market, net of issuance costs	—	231
Proceeds from issuance of common stock upon stock option exercises	166	30
Proceeds from issuance of common stock upon ESPP purchase	146	83
Payment of debt issuance costs	(175)	—
Payment of deferred offering costs	(122)	—
Net cash (used in) provided by financing activities	15	344
Net increase (decrease) in cash and cash equivalents	79,546	(16,744)
Cash and cash equivalents at beginning of period	28,864	39,373
Cash and cash equivalents at end of period	$108,410	$22,629

Supplemental disclosure of cash flow information:
Interest paid	$686	$694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Eiger BioPharmaceuticals, Inc. (the Company or Eiger) was incorporated in the State of Delaware on November 6, 2008. Eiger is a commercial-stage biopharmaceutical company focused on the development and commercialization of well-characterized drugs for serious rare and ultra-rare diseases with high unmet medical needs. Eiger has reported positive proof-of-concept clinical results across all of our programs and has received Breakthrough Therapy designation for three programs in clinical development.

Eiger’s lead clinical programs are focused on the development of complementary, foundational treatments for Hepatitis Delta Virus (HDV), the most severe form of viral hepatitis, for which there is currently no FDA-approved therapy. Lonafarnib is a first-in-class oral farnesylation inhibitor in a global Phase 3 trial, and the only oral therapy in development for HDV. Peginterferon lambda is a first-in-class, well-characterized, well-tolerated type III interferon entering Phase 3.

The FDA approved the Company’s first commercial product, Zokinvy® (lonafarnib) for treatment of Progeria and processing-deficient progeroid laminopathies, ultra-rare and rapidly fatal genetic conditions of accelerated aging in children, on November 20, 2020.  Eiger’s Marketing Authorization Application (MAA) is under review with the European Medicines Agency (EMA), with a decision expected in 2021.

The Company is also developing avexitide, a well-characterized peptide, as a treatment for post-bariatric hypoglycemia (PBH), a debilitating and potentially life-threatening condition for which there is currently no approved therapy, and as a treatment for congenital hyperinsulinism (CHI), an ultra-rare pediatric metabolic disorder.

The Company’s principal operations are based in Palo Alto, California and it operates in one segment.

Liquidity

As of March 31, 2021, the Company had $160.5 million of cash, cash equivalents and investments, comprised of $108.4 million of cash and cash equivalents and $52.1 million of debt securities available-for-sale. The Company had an accumulated deficit of $277.3 million and negative cash flows from operating activities as of March 31, 2021. The Company had net income of $29.2 million during the three months ended March 31, 2021 due to the one-time gain from the sale of a priority review voucher received upon the FDA approval of Zokinvy. However, the Company expects to incur losses for the foreseeable future. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and until it does, the Company will need to continue to raise additional capital.

Management believes that the currently available resources will be sufficient to fund its planned operations for at least the next 12 months following the issuance date of these condensed consolidated financial statements. However, if the Company’s anticipated operating results are not achieved in future periods, the Company believes that planned expenditures may need to be reduced or it would be required to raise funding in order to fund the operations. Additionally, the Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.
2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements include the accounts of Eiger BioPharmaceuticals, Inc. and its wholly owned subsidiaries, EBPI Merger Inc., EB Pharma LLC, Eiger BioPharmaceuticals Europe Limited, and EigerBio Europe Limited, have been prepared in accordance with accounting principles generally accepted in the United States of America, (U.S. GAAP) and following the requirements of the Securities and Exchange Commission (the SEC) for annual reporting. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain items on the unaudited condensed consolidated balance sheet have been reclassified to conform to current year presentation. Such items were not material.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Debt Securities

Short-term securities consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of acquisition. All short-term securities are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss). The cost of available-for-sale securities sold is based on the specific-identification method. Realized gains and losses on the sale of debt securities are determined using the specific-identification method and recorded in other income, net on the accompanying unaudited condensed consolidated statements of operations.

Inventories

Inventories are stated at the lower of cost, determined based on actual costs, or estimated net realizable value, on a first-in, first-out basis. Inventories consist of raw materials, work-in-process and finished goods.

Prior to regulatory approval of the Company’s product candidates, expenses incurred to manufacture drug products are recorded as research and development expense. The Company begins capitalizing these expenses as inventory upon regulatory approval.

The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write-downs for excess, defective and obsolete inventory are recorded as a cost of sales. There have been no write-downs of inventories for the periods presented.

Revenue Recognition

The Company recognizes revenue upon transfer of control of promised products to customers in an amount that reflects the consideration it expects to receive in exchange for those products. To determine revenue recognition for contracts with customers, the Company performs the following five-step approach: (i) identify the contract, or contracts, with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the performance obligation is satisfied. The five-step model is only applied to contracts when it is probable that the Company will collect substantially all of the consideration it is entitled to in exchange for the goods transferred to the customer.

Product Revenue

The Company’s product revenues consist of sales of Zokinvy, which received FDA approval in November 2020 and was launched commercially in the United States in January 2021. Prior to 2021, the Company had no product revenue. The Company sells Zokinvy to a specialty pharmacy provider (the Customer) that subsequently dispenses the product directly to patients. As all sales of Zokinvy are currently in the United States, and the Company only has one Customer, the Company discloses revenue on a total basis without further disaggregation. Additionally, the Company does not have any contract assets or liabilities, other than accounts receivable, related to its product revenue.

The Company recognizes product revenue when the Customer obtains control of its product, which occurs at a point in time, typically upon delivery to the Customer as the delivery of the product is the Company’s only performance obligation. Shipping and handling activities are fulfillment activities rather than a separate performance obligation and are recorded in cost of sales.

Product revenue is recorded at the net sales price (transaction price), which includes estimates of variable consideration resulting from rebates, prompt payment discounts, co-payment assistance, and returns. Amounts related to such items are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. The amount of variable consideration may be constrained and is included in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Product revenue is recorded after considering the impact of the following variable consideration amounts along with the constraint at the time of revenue recognition:

Rebates: The Company’s products are subject to government mandated rebates for Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Benefit Program, and other government health care programs in the United States. Rebate amounts are based upon contractual agreements or legal requirements with public sector benefit providers. The Company uses the expected-value method for estimating these rebates based on statutory discount rates and expected utilization. The expected utilization of rebates is estimated based on expected coverage of identified patients. Estimates for these rebates are adjusted quarterly to reflect the most recent information. The Company records an accrued liability for unpaid rebates related to products for which control has been transferred to the Customer.

Prompt payment discounts: The Company provides a discount to the Customer if they pay for purchases within 30 days. The Company expects that its Customer will earn prompt payment discounts and uses the most likely amount method for estimating such discounts. As a result, when revenues are recognized, the Company deducts the full amount of the prompt payment discounts from total product revenues and record these discounts as a reduction of accounts receivable.

Co-payment assistance: The Company provides co-payment assistance to patients who have commercial insurance and meet certain eligibility requirements. The Company uses the expected-value method for estimating co-payment assistance based on estimates of program redemption using data provided by third-party administrators. Estimates for the co-payment assistance are adjusted quarterly to reflect actual experience. The Company records an accrued liability for unredeemed co-payment assistance related to products for which control has been transferred to the Customer.

Product returns: The Company offers limited product return rights and generally allows for the return of product that is damaged or defective, or within a few months prior to and up to a few months after the product expiration date. The Company considers several factors in the estimation of potential product returns, including expiration dates of the product shipped, the limited product return rights, third-party data in monitoring channel inventory levels, shelf life of the product, and other relevant factors.

Cost of Sales

Cost of sales consists primarily of direct and indirect costs related to the manufacturing of Zokinvy for commercial sale, including third-party manufacturing costs, packaging services, freight, storage costs, and write down of inventories. Costs incurred prior to FDA approval in November 2020 were previously recorded as research and development expense in the condensed consolidated statements of operations.

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

Rent expense for operating leases is recognized on a straight-line basis, unless the operating lease ROU assets have been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the condensed consolidated statements of operations. For operating leases that reflect impairment, the Company will recognize the amortization of the operating lease ROU assets on a straight-line basis over the remaining lease term with rent expense still included in selling, general and administrative expenses in the condensed consolidated statements of operations.

The Company has elected the practical expedient to not separate lease and non-lease components. The Company’s non-lease components are primarily related to property maintenance and insurance, which varies based on future outcomes, and thus is recognized in selling, general and administrative expenses when incurred.

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

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of March 31, 2021 and December 31, 2020, the carrying amount of prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimate fair value due to their relatively short maturities. Management believes the terms of its long-term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s debt securities consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of March 31, 2021 and December 31, 2020.

There were no transfers into or out of Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$96,508	$—	$—	$96,508
Corporate debt securities	—	26,049	—	26,049
Commercial paper	—	21,991	—	21,991
U.S. government bonds	—	4,042	—	4,042
Total	$96,508	$52,082	$—	$148,590

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$20,846	$—	$—	$20,846
Corporate debt securities	—	33,941	—	33,941
Commercial paper	—	21,980	—	21,980
U.S. treasury bills	—	39,995	—	39,995
U.S. government bonds	—	4,060	—	4,060
Total	$20,846	$99,976	$—	$120,822

There were no financial liabilities as of March 31, 2021 and December 31, 2020.

The following tables summarize the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses (in thousands):

	March 31, 2021
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$96,508	$—	$—	$96,508
Total cash equivalents	$96,508	$—	$—	$96,508
Debt securities:
Corporate debt securities	$26,056	$—	$(7)	$26,049
Commercial paper	21,991	—	—	21,991
U.S. government bonds	4,040	2	—	4,042
Total debt securities	$52,087	$2	$(7)	$52,082

	December 31, 2020
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$20,846	$—	$—	$20,846
Total cash equivalents	$20,846	$—	$—	$20,846
Debt securities:
Corporate debt securities	$33,952	$1	$(12)	$33,941
Commercial paper	21,980	—	—	21,980
U.S. treasury bills	39,992	3	—	39,995
U.S. government bonds	4,060	—	—	4,060
Total debt securities	$99,984	$4	$(12)	$99,976

As of March 31, 2021 and December 31, 2020, the contractual maturity of the available-for-sale debt securities is less than one year. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three months ended March 31, 2021, the Company did not recognize any other-than-temporary impairment losses. All debt securities with unrealized losses have been in a loss position for less than 12 months.
4.	Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$202	$—
Work-in-progress	1,155	34
Finished goods	40	59
Total inventories	$1,397	$93

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid contract manufacturing costs	$3,128	$6,126
Prepaid research costs	2,212	1,177
Prepaid insurance	77	448
Other	1,941	1,122
Total prepaid expenses and other current assets	$7,358	$8,873

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Contract research costs	$4,902	$6,062
Compensation and related benefits	1,336	3,169
Contract manufacturing costs	1,496	1,167
Product revenue reserves	537	—
Other	900	1,007
Total accrued liabilities	$9,171	$11,405

5.	Product Development Agreement

Product Development Agreement

On August 11, 2018, the Company entered into a Product Development Agreement and a First Project Agreement (the Product Agreements), pursuant to which the Company will receive development program support services for its HDV program. The services are to be provided from July 1, 2018 through the completion of the Phase 3 Clinical Study Report and the subsequent new drug application (NDA) filing. As consideration, the Company has committed to pay fees of approximately $10.0 million in cash and stock over four years, including approximately $0.8 million for expert consultant fees and pass through costs to vendors, plus certain incentive-based regulatory milestone fees up to $1.0 million. As part of the aggregate payment, the Company issued 115,526 shares of common stock subject to quarterly vesting requirements related to successful performance of the services and achievement of budget timeline set forth in the Product Agreements. The Product Agreements can be terminated by either party due to material breach or by the Company without cause with 90 days prior written notice. For the three months ended March 31, 2021, the Company recognized research and development expense of $0.1 million related to the shares issued under the Product Agreements. Additionally, as of March 31, 2021, the total unrecognized compensation expense related to unvested restricted shares was $0.2 million, which the Company expects to recognize over an estimated weighted-average period of 1.0 years.
6.	Asset Purchase Agreements and Related License Agreements

Asset Purchase Agreement with AbbVie Inc.

On November 20, 2020, Eiger entered into an asset purchase agreement (the APA) with AbbVie, Inc. (AbbVie) to sell its rare pediatric disease priority review voucher (the PRV), which was awarded on November 20, 2020 upon FDA approval of Zokinvy (lonafarnib) for Hutchinson-Gilford Progeria Syndrome and processing-deficient progeroid laminopathies. The APA contains customary representations, warranties, covenants, and indemnification provisions subject to certain limitations.

In consideration for the PRV, AbbVie agreed to pay the Company $95.0 million. The transaction closed in January 2021. Such consideration was shared with the Progeria Research Foundation (PRF) in accordance with the terms of the PRF Collaboration and Supply Agreement, pursuant to which the Company and PRF will equally share any net proceeds from the sale of a priority review voucher that the Company may receive as the sponsor of a rare pediatric disease product application. The Company retained $46.5 million of proceeds from the sale of the PRV, net of related payments, and recorded the amount in other income, net in the unaudited condensed consolidated income statement for the three months ended March 31, 2021.
7.	Sale of Assets

In May 2017, the Company and Theragene Pharmaceuticals, Inc. (Theragene) entered into an asset purchase agreement (Theragene APA), whereby the Company sold all of the assets related to MYDICAR including any related intellectual property for a cash payment of $0.2 million and 475,000 shares of common stock of Theragene. At any time after the Theragene APA execution date and until Theragene has received cumulative gross proceeds of $4.0 million (Proceeds Date) from all equity financing transactions occurring after the Theragene APA execution date, if Theragene issues additional shares of its common stock without consideration or for a consideration per share less than $6.00 per share then Theragene will issue additional shares of its common stock to the Company concurrently with such issue, in an amount such that the per share consideration multiplied by the aggregate number of common stock shares issued to the Company will equal $2.9 million. Additionally, the Company may exercise a put option at any time after the Proceeds Date, where upon written notice from the Company, Theragene will repurchase the 225,000 shares of its common stock held by the Company (Option Shares) at an aggregate purchase price equal to the greater of $1.4 million or the aggregate fair market value of the Option Shares as of the date of the receipt notice. The Company is also eligible to receive contingent consideration up to a maximum $45.0 million in cash, based upon Theragene achieving certain specified future milestones. In addition, the Company is also eligible to receive up to 8% royalties on net sales of any future Theragene products covered by or involving the related patents or know-how until the 20th anniversary of the Theragene APA.

The Company has determined that the sale of the MYDICAR assets qualify as an asset sale and not a business.

Concurrently with the execution of the Theragene APA, the Company became the owner of 475,000 shares of common stock of Theragene and held a put option for 225,000 shares of common stock of Theragene, which were recognized as a cost method investment with carrying value of zero.

In September 2020, Theragene entered into an Asset Purchase Agreement with a third party for the sale of MYDICAR. Under the terms of the Theragene APA between the Company and Theragene, the Company is eligible to receive 25% of any upfront, licensee fee, milestone or other payment (other than royalty payments) received by Theragene from the sale or sublicense of MYDICAR, within 30 days of receipt of such payments by Theragene. As such, the Company recognized $0.3 million in the other income, net during the three months ended March 31, 2021 and the Company expects to receive an additional $0.1 million subsequent to March 31, 2021.

8.Debt

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

On March 5, 2019, the Company entered into the third amendment to the Oxford Loan (the Amended Oxford Loan) to refinance the Oxford Loan. The Amended Oxford Loan increased the aggregate amount available to be borrowed to $35.0 million and extended the maturity date to March 1, 2024. On March 5, 2019, prior to entering into the Amended Oxford Loan, the outstanding balance of the Oxford Loan was $23.3 million. At the time of entering into the Amended Oxford Loan, the Company borrowed an additional $6.7 million in principal under the Amended Oxford Loan, which increased the total amount borrowed to $30.0 million (Amended Tranche A). The remaining $5.0 million (Amended Tranche B) was available to the Company provided that certain milestones are achieved by February 2021. The Company did not draw down the Amended Tranche B.

On February 23, 2021, the Company entered into the fifth amendment to the Oxford Loan. The amendment extended the interest only period by 17 months until September 1, 2022, followed by 19 equal monthly payments of principal and interest. Upon the receipt of the Amended Tranche B, the interest only period for borrowed funds will be extended by six months until March 1, 2023, followed by 13 equal monthly payments of principal plus accrued interest. In addition, the Company paid an amendment fee of $0.2 million to the lender on the effective date of the fifth amendment, which was recorded as an additional debt discount and is being amortized over the remaining term of the Amended Oxford Loan. The Amended Tranche B is now available to the Company provided certain milestones are achieved by August 2022.

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

The Company is also required to pay a 5.0% success fee of the total amount drawn under the Amended Oxford Loan within 30 days following the FDA’s approval of the Company’s first product, excluding Zokinvy® (lonafarnib) for treatment of Progeria and processing-deficient progeroid laminopathies. This fee is enforceable within 10 years from the funding of Amended Tranche A. The Company determined that the success fee met the scope exemption from derivative accounting and should be accounted for under the guidance for contingencies. Accordingly, the Company will record a liability for the success fee upon receipt of approval from the FDA. The Amended Oxford Loan includes contingent interest features and mandatory prepayment features upon an event of default that meet the definition of a derivative but were not bifurcated from the debt instrument as their fair value was deemed to be insignificant. In connection with the execution of the Oxford Loan, the Company agreed to certain customary representations and warranties.

The refinancing of the Oxford loan did not have a material impact on terms, conditions, representations, warranties, covenants or agreements set forth in the Oxford Loan. The loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If the Company is unable to comply with these covenants or if the Company defaults on any portion of the outstanding borrowings, the lenders can also impose a 5.0% penalty, restrict access to additional borrowings under the loan and security agreement, and accelerate the maturity of the debt. As of March 31, 2021, the Company was in compliance with all covenants.

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

The Company accounts for the amortization of the debt discount utilizing the effective interest method. Long-term debt and unamortized discount balances are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Face value of long-term debt	$30,000	$30,000
Exit fee	3,277	3,277
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(2,059)	(2,083)
Total long-term debt, net	$31,218	$31,194

9.	Stock-Based Compensation

The following table summarizes stock option activity under the Company’s stock-based compensation plan during the three months ended March 31, 2021 (in thousands, except option and share data):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	1,021,109	3,697,075	$10.81	7.55	$9,048
Additional options authorized	1,693,924	—
Granted	(1,036,175)	1,036,175	$9.97
Restricted stock units granted	(203,500)	—
Exercised	—	(19,150)	$8.69
Outstanding as of March 31, 2021	1,475,358	4,714,100	$10.64	7.90	$3,536
Vested and exercisable as of March 31, 2021		2,285,730	$11.47	6.68	$1,834

During the three months ended March 31, 2021 and 2020, the weighted-average grant date fair value of options granted were $7.76 and $4.54 per share, respectively.

The Company records stock-based compensation of stock options granted by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizes the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Expected term (in years)	5.27-6.08	5.27-6.08
Contractual term (in years)	—	10.00
Volatility	72.39%-100.87%	73.00%-76.00%
Risk free interest rate	0.62%-1.16%	0.46%-1.37%
Dividend yield	—	—

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

The RSUs granted to non-employee directors will vest on the one-year anniversary of the grant date, subject to the eligible director’s continuous services through the vesting date, and will vest in full upon a change in control, as defined under the Restated 2013 Plan. The RSUs granted to employees will begin vesting on the one-year anniversary through the two-year anniversary of the grant date. The fair value of all RSUs is measured at the grant date based on the closing market price of the Company’s common stock and is recognized as stock-based compensation expense on a straight-line basis over the vesting period.

During the three months ended March 31, 2021 and 2020, the Company granted 203,500 and 37,500 RSUs with a weighted-average grant date fair value of $9.99 and $6.95 per share, respectively. The Company recognized $0.1 million and $20,000 in stock-based compensation expense for the three months ended March 31, 2021 and 2020, respectively, which is included in selling, general and administrative expenses. As of March 31, 2021, the total unrecognized compensation expense related to unvested RSUs was $2.0 million, which the Company expects to recognize over an estimated weighted-average period of 2.6 years.

The following table summarizes RSU activity and weighted average grant date fair value for the three months ended March 31, 2021:

	Shares	Weighted- Average Grant Date Fair Value
Unvested shares as of December 31, 2020	37,500	$6.95
Granted	203,500	$9.99
Vested	(33,750)	$6.35
Unvested shares as of March 31, 2021	207,250	$10.03

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$391	$389
Selling, general and administrative	1,158	1,240
Total	$1,549	$1,629

As of March 31, 2021, the total unrecognized compensation expense related to unvested options was $16.9 million, which the Company expects to recognize over an estimated weighted average period of 2.8 years.

10.	Income Taxes

The Company’s provision for income taxes was $19,000 for the three months ended March 31, 2021, with an effective tax rate of 0.1% and zero for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate in each period differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company’s deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The tax expense recorded for the three months ended March 31, 2021 relates to state taxes.

11.	Commitments and Contingencies

Lease Agreements

In October 2017, the Company entered into a non-cancelable operating facility lease agreement for 8,029 square feet of office space located at 2155 Park Blvd. in Palo Alto, California. The lease commenced on March 1, 2018 and expires in February 2023. The lease has a three-year renewal option prior to expiration; however, the Company is not reasonably assured to exercise this option. The lease includes rent escalation clauses throughout the lease term. In October 2017, the Company provided a security deposit of $0.3 million. The Company also has additional operating leases that are included in its lease accounting but are not considered significant for disclosure.

The maturity of the Company’s operating lease liabilities as of March 31, 2021 were as follows (in thousands):

Undiscounted lease payments	March 31, 2021
Remaining in 2021	$513
2022	662
2023	113
2024	1
Total undiscounted payments	1,289
Less: imputed interest	100
Present value of future lease payments	1,189
Less: current portion of operating lease liabilities	599
Operating lease liabilities	$590

Rent expense recognized for the Company’s operating leases was $0.2 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for the operating leases were $23,000 and $23,000 for the three months ended March 31, 2021 and 2020, respectively.

The operating cash outflows for the operating lease liabilities were $0.2 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the weighted-average remaining lease terms were 1.9 years and 2.1 years, and weighted-average discount rates were 9.15% and 9.15%, respectively.

12.	Net Income (Loss) Per Share

Basic net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Since the Company was in a loss position for the three months ended March 31, 2020, diluted net loss per share is the same as basic net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Diluted net income per share for the three months ended March 31, 2021 is computed by dividing net income by the weighted-average number of shares of common stock and dilutive potential common stock equivalents then outstanding. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods presented (in thousands, except share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss)	29,248	(15,239)
Denominator:
Weighted-average shares outstanding for basic net income (loss) per share	33,886,896	24,501,350
Effect of dilutive securities	333,999	—
Weighted-average shares outstanding for diluted net income (loss) per share	34,220,895	24,501,350
Net income (loss) per share:
Basic	$0.86	$(0.62)
Diluted	$0.85	$(0.62)

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net income (loss) per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended
	March 31,
	2021	2020
Options to purchase common stock	2,895,223	3,736,288
Restricted stock units (unvested)	—	37,500
ESPP	3,789	111,938
Total	2,899,012	3,885,726

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of Eiger’s financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our consolidated financial statements and related notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2021. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this report.

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

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of well-characterized drugs for serious rare and ultra-rare diseases with high unmet medical needs. Our lead clinical programs focus on the development of complementary, foundational therapies for Hepatitis Delta Virus (HDV), the most severe form of viral hepatitis, for which there is currently no FDA-approved therapy. We have reported positive proof-of-concept clinical results across all our programs, and have received Breakthrough Therapy designation for three programs in clinical development.

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

We are developing two complementary treatments for HDV. Lonafarnib is a first-in-class oral farnesylation inhibitor in a global Phase 3 trial, and the only oral therapy in development for HDV. Peginterferon lambda (lambda) is a first-in-class, well-tolerated type III interferon entering Phase 3.

The pivotal Phase 3 D-LIVR study (N=400) of lonafarnib boosted with ritonavir in HDV is ongoing and enrolling patients. The study spans approximately 20 countries and over 100 sites and has potential to generate data for two lonafarnib-based ritonavir-boosted regimens for approval. An all-oral arm of lonafarnib boosted with ritonavir and a combination arm of lonafarnib boosted with ritonavir combined with pegylated interferon-alfa-2a will each be compared to placebo.

Lambda is our second program in development for HDV and is entering Phase 3. We have agreement with the FDA and European Medicines Agency (EMA) on a single pivotal Phase 3 study called LIMT-2 (N=150). Lambda is a well-characterized, first in class, type III interferon. We previously reported Phase 2 LIMT-1 (lambda monotherapy) study results (N=33) that demonstrated, after 48 weeks of treatment, a 36% of patients demonstrated a durable virologic response (DVR), or below the limit of quantification (BLQ), at 24 weeks post-treatment.

We have also generated data from the combination of lonafarnib and lambda for treatment of HDV. In the Phase 2 LIFT study, 26 HDV patients were treated for 24 weeks with a combination of our two proprietary products, lambda and lonafarnib boosted by ritonavir. The end-of-study results based on a per-protocol analysis reported in November 2020 showed that 77% of patients achieved the primary endpoint of ≥ 2 log decline in HDV RNA at Week 24 and 50% of patients were HDV RNA BLQ or undetectable. At end of 24 weeks follow-up, 23% of patients maintained HDV RNA BLQ or undetectable; 55% of patients demonstrated improvement in histology. Adverse events were mostly mild to moderate.

We are also developing avexitide, a first in class, a well-characterized GLP-1 antagonist, as a targeted treatment for two metabolic diseases with high unmet medical needs and no approved therapies: post-bariatric hypoglycemia (PBH) and congenital hyperinsulinism (CHI). We have completed four clinical studies demonstrating proof of concept in 54 patients suffering from severe, refractory PBH, and have agreement with FDA and EMA on a single pivotal Phase 3 trial (N=90). Avexitide has demonstrated proof of concept in Phase 2 for treatment of CHI, an ultra-rare pediatric metabolic genetic disorder which has been granted FDA Rare Pediatric Disease Designation.

The FDA approved our first commercial product, Zokinvy® (lonafarnib) to reduce risk of mortality of Hutchinson-Gilford Progeria Syndrome (HGPS or Progeria) and to treat processing-deficient progeroid laminopathies, ultra-rare and rapidly fatal genetic conditions of accelerated aging in children, on November 20, 2020. Our Marketing Authorization Application (MAA) is under review with the EMA, and we expect a decision in 2021.

We commercially launched Zokinvy in the U.S. in 2021 and recorded product revenue in first quarter 2021. We have historically incurred operating losses in each year since inception and were profitable during the three months ended March 31, 2021 due to the one-time gain from the sale of a priority review voucher issued upon the FDA approval of Zokinvy. However, we expect to incur losses for the foreseeable future. We had net income of $29.2 million for the three months ended March 31, 2021 and a net loss of $15.2 million for the three months ended March 31, 2020. As of March 31, 2021, we had an accumulated deficit of $277.3 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

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

Recent Developments

Investigational New Drug (IND) Application Opened for Peginterferon Lambda (Lambda) in COVID-19

In December 2020, we submitted an IND to the FDA for Lambda in COVID-19 based on pre-IND guidance we received from FDA. The IND included a Phase 2/3 registration-enabling study protocol with clinical endpoints and targeting mild to moderate, non-hospitalized COVID-19 patients. On May 6, 2021 we announced that we have now an open IND for Lambda in COVID-19.

Peginterferon Lambda (Lambda) to be Added to Multi-Center Phase 3 TOGETHER COVID-19 Study in Brazil

On May 3, 2021, we announced that Lambda will be added to the ongoing, multi-center, Phase 3 TOGETHER platform study in outpatients with COVID-19. TOGETHER is an investigator-sponsored, randomized, placebo-controlled Phase 3 study evaluating multiple therapeutics in newly diagnosed, non-hospitalized patients with COVID-19, and will now include an investigational arm of Lambda as a single subcutaneous dose. The primary endpoint is a clinical outcome comparing emergency room visits and/or hospitalization in each active arm versus placebo. Each arm targets enrollment of up to 800 patients at high risk for developing complications from progression of COVID-19, with planned interim analyses for futility in each arm. The TOGETHER platform study is currently recruiting at eleven sites in Brazil and may expand to include a site in Toronto, Canada.

Appointment of Kim Sablich to Eiger’s Board of Directors

On April 22, 2021, we announced Kim Sablich’s appointment to our Board of Directors. Ms. Sablich is a biopharmaceutical industry veteran with broad international commercial experience spanning over two decades in large pharmaceutical and biotechnology companies. She currently serves as Executive Vice President, General Manager of North America at Jazz Pharmaceuticals plc.

Financial Operations Overview

Product Revenue, Net

Our product revenue, net consist of sales of Zokinvy in the United States. Prior to 2021, we did not have any product revenue.

Cost of Sales

Cost of sales consist primarily of direct and indirect costs related to the manufacturing of Zokinvy for commercial sale, including third-party manufacturing costs, packaging services, freight, storage costs, and write down of inventories. Costs incurred prior to FDA approval in November 2020 have been recorded as research and development expense.

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

The largest component of our operating expenses has historically been the investment in clinical trials, including contract manufacturing arrangements, clinical trial material related costs and other research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Product candidates:
Lonafarnib	$6,842	$6,568
Lambda	4,432	608
Avexitide	260	706
Internal research and development costs	2,308	1,599
Total research and development expense	$13,842	$9,481

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel costs, allocated expenses and expenses for outside professional services, including legal, audit, accounting services, insurance costs and costs associated with being a public company. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation expense and other supplies. Our expenses include costs related to compliance with the rules and regulations of the SEC and Nasdaq, insurance, investor relations, banking fees and other administrative expenses and professional services. We expect our selling, general and administrative expenses to increase in the future due to sales and marketing activities from the commercialization of Zokinvy.

Interest Expense

Interest expense consists of interest and amortization of the debt discount related to the Oxford Loan.

Interest Income

Interest income consists of interest earned on our investments in debt securities and cash equivalents.

Other Income, Net

Other income, net primarily consists of the gain we recognized in connection with the sale of our rare pediatric disease priority review voucher to AbbVie Inc.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Our critical accounting policies are consistent with those disclosed in our 2020 Annual report on Form 10-K filed with SEC on March 9, 2021 other than as disclosed below.

Inventories

Inventories are stated at the lower of cost, determined based on actual costs, or estimated net realizable value, on a first-in, first-out basis. Inventories consist of raw materials, work-in-process and finished goods.

Prior to regulatory approval of our product candidates, expenses incurred to manufacture drug products are recorded as research and development expense. We begin capitalizing these expenses as inventory upon regulatory approval. We periodically assess the recoverability of our inventory and reduce the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write-downs for excess, defective and obsolete inventory are recorded as a cost of sales. There have been no write-downs of inventories for the periods presented.

Revenue Recognition

We recognize revenue upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for those products. To determine revenue recognition for contracts with customers, we perform the following five-step approach: (i) identify the contract, or contracts, with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the performance obligation is satisfied. The five-step model is only applied to contracts when it is probable that we will collect substantially all of the consideration we are entitled to in exchange for the goods transferred to the customer.

Product revenue, net

We received FDA approval for our first product, Zokinvy (lonafarnib) for treatment of Progeria and processing-deficient progeroid laminopathies, in November 2020 which we launched in the United States in January 2021. We currently have one customer, a specialty pharmacy provider, that subsequently dispenses the product directly to patients. We recognize product revenue when the customer obtains control of its product, which occurs at a point in time, typically upon delivery to the customer as the delivery of the product is our only performance obligation.

Product revenue is recorded at the net sales price (transaction price), which includes estimates of variable consideration resulting from rebates, prompt payment discounts, co-payment assistance, and returns. Amounts related to such items are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. The amount of variable consideration may be constrained and is included in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Product revenue is recorded after considering the impact of the following variable consideration amounts along with the constraint at the time of revenue recognition:

Rebates: Our products are subject to government mandated rebates for Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Benefit Program, and other government health care programs in the United States. Rebate amounts are based upon contractual agreements or legal requirements with public sector benefit providers. We use the expected-value method for estimating these rebates based on statutory discount rates and expected utilization. The expected utilization of rebates is estimated based on expected coverage of identified patients. Estimates for these rebates are adjusted quarterly to reflect the most recent information. We record an accrued liability for unpaid rebates related to products for which control has been transferred to the customer.

Prompt payment discounts: We provide a discount to our customer if they pay for purchases within 30 days. We expect that our customer will earn prompt payment discounts and we use the most likely amount method for estimating such discounts. As a result, when revenues are recognized, we deduct the full amount of the prompt payment discounts from total product revenues and record these discounts as a reduction of accounts receivable.

Co-payment assistance: We provide co-payment assistance to patients who have commercial insurance and meet certain eligibility requirements. We use the expected-value method for estimating co-payment assistance based on estimates of program redemption using data provided by third-party administrators. Estimates for the co-payment assistance are adjusted quarterly to reflect actual experience. We record an accrued liability for unredeemed co-payment assistance related to products for which control has been transferred to the customer.

Product returns: We offer limited product return rights and generally allow for the return of product that is damaged or defective, or within a few months prior to and up to a few months after the product expiration date. We consider several factors in the estimation of potential product returns, including expiration dates of the product shipped, the limited product return rights, third-party data in monitoring channel inventory levels, shelf life of the product, and other relevant factors.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,		$	%
	2021	2020	Change	Change
Product revenue, net	$3,646	$—	$3,646	*
Costs and operating expenses:
Cost of sales	53	—	53	*
Research and development	13,842	9,481	4,361	46%
Selling, general and administrative	5,564	5,241	323	6%
Total costs and operating expenses	19,459	14,722	4,737	32%
Loss from operations	(15,813)	(14,722)	(1,091)	7%
Interest expense	(885)	(884)	(1)	0%
Interest income	51	367	(316)	(86)%
Other income, net	45,914	—	45,914	*
Income (loss) before provision for income taxes	29,267	(15,239)	44,506	*
Provision for income taxes	19	—	19	*
Net income (loss)	$29,248	$(15,239)	$44,487	(292%)

*Percentage not meaningful.

Product revenue, net

Product revenue consists of sales of Zokinvy, which was approved by FDA in November 2020 and launched commercially in January 2021.

Cost of sales

Cost of sales of $53,000 for the three months ended March 31, 2021, is related to certain costs incurred after FDA approval related to Zokinvy. Prior to receiving FDA approval for Zokinvy in November 2020, we recorded all manufacturing costs incurred as research and development expense. We expect to sell inventory previously expensed to research and development over approximately the current year, and accordingly we expect our costs of product sales of Zokinvy to increase as a percentage of net sales in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product.

Research and development expenses

Research and development expenses increased by $4.3 million to $13.8 million for the three months ended March 31, 2021, from $9.5 million for the same period in 2020. The increase was primarily due to a $4.5 million increase in contract manufacturing and clinical expenditures due to increase in clinical program activities and a $0.1 million increase in headcount related expenses, including stock-based compensation expense. The increase was partially offset by a decrease of $0.3 million in outside services, including consulting services.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $0.3 million to $5.5 million for the three months ended March 31, 2021, from $5.2 million for the same period in 2020. The increase was primarily due to increase in outside services, including consulting, advisory and accounting services.

Interest income

Interest income decreased by $0.3 million to $0.1 million for the three months ended March 31, 2021 from $0.4 million for the same period in 2020. The decrease was primarily due to a decrease in interest rates on money market funds and available-for-sale securities.

Other income, net

Other income, net increased by $45.9 million compared to the same period in 2020. The increase was primarily due to net proceeds received from the sale of our rare pediatric disease priority review voucher to AbbVie Inc., which closed in January 2021.

Provision for income taxes

Provision for income taxes increased by $19,000 compared to the same period in 2020. The increase was primarily due to the tax expense related to state taxes.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2021, we had $160.5 million of cash, cash equivalents and investments, comprised of $108.4 million of cash and cash equivalents and $52.1 million of debt securities available-for-sale, and an accumulated deficit of $277.3 million.

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

Our primary uses of cash are to fund operating expenses, including research and development expenditures and selling, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in outstanding accounts payable and accrued expenses.

Future Funding Requirements

Prior to 2021, we had not generated any product revenue. We launched our first commercial product, Zokinvy, in January 2021. We expect our expenses to increase in connection with our ongoing development and manufacturing activities, particularly as we continue the research, development, manufacture and clinical trials of, and seek regulatory approval for our product candidates.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(14,933)	$(17,740)
Net cash provided by investing activities	94,464	652
Net cash (used in) provided by financing activities	15	344
Net increase (decrease) in cash and cash equivalents	$79,546	$(16,744)

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2021 was $14.9 million, which primarily consisted of a net income of $29.2 million, stock-based compensation expense of $1.5 million, non-cash interest expense of $0.2 million, amortization of debt securities discount of $0.2 million, amortization of operating lease right-of-use assets of $0.1 million, and common stock issued under Product Development Agreement of $0.1 million, which were more than offset by a $46.5 million gain from sale of priority review voucher and $0.3 million income related to asset purchase agreement. Additionally, cash used in operating activities reflected changes in net operating assets of $0.4 million due to an increase of $0.6 million in accounts receivable, an increase of $1.3 million in inventory, and a decrease of $0.1 million in operating lease liabilities, which were partially offset by an increase of $1.0 million in accounts payable and accrued liabilities due to timing of payments and a decrease of $1.5 million in prepaid expenses and other current assets primarily due to the timing of payments.

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

Cash flows from investing activities

Cash used in investing activities was $94.5 million for the three months ended March 31, 2021, primarily consisting of $49.8 million of proceeds from maturities of debt securities, $46.5 million of net proceeds received from the sale of our priority review voucher, and $0.3 million of proceeds pursuant to our asset purchase agreement with Theragene, which were partially offset by $2.0 million of purchases of debt securities.

Cash provided by investing activities was $0.7 million for the three months ended March 31, 2020, which primarily consisted of $24.6 million of proceeds from maturities of debt securities, partially offset by $23.9 million of purchases of debt securities.

Cash flows from financing activities

Cash used in financing activities for the three months ended March 31, 2021 primarily consisted of $0.2 million payment for debt issuance costs and $0.1 million payments for deferred offering costs, which were offset by $0.3 million proceeds from issuance of common stock upon stock option exercise and ESPP purchase.

Cash provided by financing activities for the three months ended March 31, 2020 was $0.3 million, which primarily consisted of $0.2 million of proceeds from issuance of common stock upon offering at-the-market, net of all issuance costs, and $0.1 million of proceeds from purchases of common stock under our ESPP.

Contractual Obligations and Other Commitments

Our contractual obligations as of March 31, 2021 have not materially changed from what we presented in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 9, 2021.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2021, the end of the period covered by this report.

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

As of March 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of March 31, 2021, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

Except as otherwise described above under Management’s Report on Internal Control over Financial Reporting, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found in the “Risk Factors” section of this Quarterly Report on Form 10-Q. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described further below as part of your evaluation of an investment in our common stock.

•

We are a commercial-stage biopharmaceutical company with additional product candidates in clinical development and a limited operating history. We have incurred net losses in each year since our inception. We have one FDA-approved product for commercial sale, Zokinvy (lonafarnib), and prior to 2021, have never generated any product revenue and may never be profitable.

•

We are dependent on the success of our product candidates, which are in various stages of clinical development. We cannot give any assurance that we will generate data for any of our product candidates sufficient to receive regulatory approval and without regulatory approval we will not be able to market our product candidates.

•

Prior to the approval of our new drug application (NDA) for Zokinvy (lonafarnib) for the treatment of Progeria and processing-deficient progeroid laminopathies, we had not submitted an application for approval or obtained U.S. Food and Drug Administration (FDA) approval for any product. We may not be able to obtain FDA approval of any future NDA or Biologics License Application (BLA) for our product candidates, which would impede commercialization.

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
•

We are dependent upon information technology systems and any failure or security breach of such systems could result in a material disruption in the development of our product candidates or other business operations as well as result in statutory or contractual obligations or otherwise expose us to liability.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the three months ended March 31, 2021 and 2020, we reported a net income of $29.2 million, and a net loss of $15.2 million, respectively. As of March 31, 2021, we had an accumulated deficit of $277.3 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including manufacturing of clinical supplies, conducting clinical studies and providing selling, general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and debt facilities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect losses to increase as regulatory review of our MAA of Zokinvy (lonafarnib) for treatment of Progeria and processing-deficient progeroid laminopathies progresses towards potential approval and as we advance our clinical development programs in various clinical studies, particularly the D-LIVR pivotal study, to support the submission of an NDA for lonafarnib for use in an HDV indication. We may need significant additional resources in order to aggressively move lonafarnib forward successfully based on the discussions with the FDA. It may be several years, if ever, before we complete pivotal clinical studies and have additional product candidates approved for commercialization. We expect to invest significant funds into our clinical candidates to advance these compounds to potential regulatory approval.

If we obtain regulatory approval to market one or more additional product candidates, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. Even if we obtain adequate market share for our product candidates, because the potential markets in which our product candidates may ultimately receive regulatory approval could be very small, we may never become profitable despite obtaining such market share and acceptance of our products. We have also agreed with The Progeria Research Foundation to make Zokinvy available to Hutchinson-Gilford Progeria Syndrome (HGPS or Progeria) and processing-deficient progeroid laminopathies patients under an expanded access program that may not result in payment to us.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:

•	continue the clinical development of our product candidates;
•	in-license or acquire additional product candidates;
•	undertake the manufacturing or have manufactured our product candidates;
•	advance our programs into larger, more expensive clinical studies;
•	initiate additional nonclinical, clinical, or other studies for our product candidates;
•	commercialize and provide expanded access to Zokinvy (lonafarnib) for the treatment of Progeria and processing-deficient progeroid laminopathies
•	identify and develop potential commercial opportunities, such as lonafarnib boosted with ritonavir, lambda for HDV, and avexitide for PBH and CHI;
•	seek regulatory and marketing approvals and reimbursement for our product candidates;
•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market ourselves;
•	seek to identify, assess, acquire, and/or develop other product candidates;
•	make milestone, royalty or other payments under third-party license agreements;
•	develop and educate HDV markets;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
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

Prior to 2021, we have never generated any product revenue and may never be profitable.

We have one product approved for commercialization in the U.S. for two ultra-rare diseases. Zokinvy (lonafarnib) for treatment of Progeria and processing-deficient progeroid laminopathies was approved by the FDA on November 20, 2020 and launched commercially in the U.S. in January 2021. Our ability to generate substantial revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, more of our product candidates. We do not anticipate generating significant product revenue for the foreseeable future. Our ability to generate future product revenue depends heavily on our success in many areas, including but not limited to:

•	completing research and development of our product candidates;
•	obtaining additional regulatory and marketing approvals for our product candidates;
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

Even if we obtain additional product approvals for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our current pipeline of product candidates has been in-licensed from third parties and we will have to develop or acquire manufacturing capabilities in order to continue development and potential commercialization of our product candidates. Additionally, if we are not able to generate sufficient revenue from the sale of any approved products, we may never become profitable.

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

To date, we have invested substantially all of our efforts and financial resources to identify, acquire, and develop our portfolio of product candidates. Our future success is dependent on our ability to further develop, obtain regulatory approvals for, and commercialize one or more of these product candidates. Our NDA for Zokinvy (lonafarnib) for treatment of Progeria and processing-deficient progeroid laminopathies was approved on November 20, 2020. Our MAA is currently under standard review with the EMA as well. Prior to the U.S. Zokinvy commercial launch in 2021, we had not generated revenue from sales of any drugs and may never be able to develop or commercialize additional product candidates. In addition, we have a commitment to provide access to Zokinvy for patients with Progeria and processing-deficient progeroid laminopathies for no or minimal cost to those patients.

With respect to potential commercial products, we currently have two product candidates that are in Phase 3 clinical development or entering Phase 3 and two development programs focused on two separate indications that have we believe have completed Phase 2 and are advancing towards Phase 3. It may be years before our studies are initiated and completed, if at all.

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

We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our current product candidates. We cannot be certain that any of our product candidates will be successful in clinical studies or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical studies. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

We may not be able to obtain FDA approval of any future NDA for our product candidates.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to lonafarnib, lambda, avexitide and any other product candidate that we may develop in the future are subject to extensive regulation in the United States. Prior to the approval of our NDA for Zokinvy (lonafarnib) for the treatment of Progeria and processing-deficient progeroid laminopathies, we had not submitted an application for approval or obtained FDA approval for any product.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical studies and depends upon numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have obtained U.S. regulatory approval for one product, Zokinvy, and it is possible that none of our current product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Future applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

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

The lengthy and uncertain regulatory approval process, as well as the unpredictability of the results of clinical studies, may result in our failing to obtain additional regulatory approval to market any of our product candidates or to be significantly delayed from our expectations for potential approval, which would significantly harm our business, results of operations, and prospects. In addition, although we have obtained Orphan Drug designation for five of our development programs to date, there can be no assurance that the FDA will grant our similar status for our other proposed development indications or other product candidates in the future.

Although the FDA has granted Rare Pediatric Disease designation to avexitide for the treatment of congenital hyperinsulinism, BLA approval for this program may not meet the eligibility criteria for a priority review voucher.

Our avexitide compound has received Rare Pediatric Disease (RPD) designation from the FDA for the treatment of Congenital Hyperinsulinism (CHI). The FDA defines a “rare pediatric disease” as a disease that affects fewer than 200,000 individuals in the United States primarily under the age of 18 years. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval. In addition, the priority review voucher is only awarded to an NCE, thus if a compound is approved first for an indication that is not a rare pediatric disease the compound may not be eligible to receive the voucher. While we obtained and sold the priority review voucher issued upon approval of Zokinvy (lonafarnib) for Progeria and processing-deficient progeroid laminopathies, there can be no assurance that we will be successful in obtaining approval for avexitide for the treatment of CHI, or that a priority review voucher will be issued at the time of any such approval.

Congress has only authorized the rare pediatric disease priority review voucher program until September 30, 2024. However, if a drug candidate receives RPD designation before September 30, 2024, it is eligible to receive a voucher if it is approved before September 30, 2026. Avexitide may not be approved by that date, or at all, and, therefore, we may not be in a position to obtain a priority review voucher prior to expiration of the program, unless Congress further reauthorizes the program.

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

Our lonafarnib product candidate has been studied in thousands of oncology patients and the most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), weight loss, fatigue and rash. Zokinvy (lonafarnib) for Progeria and processing-deficient progeroid laminopathies has been reported to cause ECG abnormalities, but these ECG abnormalities have not resulted in a risk of mortality for these patients. There is no guarantee that additional or more severe side effects or other properties will not be identified through ongoing clinical studies by other uses of lonafarnib for other indications or our own clinical trials. Our lambda product candidate is well-characterized and has been studied in thousands of HBV and HCV patients and the most common adverse events seen are moderate headache, pyrexia, fatigue, and myalgia. ALT flares that were seen result from vigorous antiviral immunological response to treatment, not due to direct hepatotoxicity. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies for other uses of lambda. Undesirable side effects, other properties, and negative results for other indications may negatively impact the development and potential for approval of our product candidates for our proposed indications. For example, the ECG abnormalities seen with lonafarnib in HGPS and PL patients has the potential to impact the labeling for lonafarnib boosted with ritonavir for HDV. Our avexitide product candidate has been studied in 54 PBH patients and 39 CHI patients and the most common adverse events are injection site bruising, nausea, and headache. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies for other uses of avexitide in clinical trials.

Additionally, even if one or more of our current product candidates receives marketing approval, and we or others later may identify undesirable side effects caused by such products, potentially significant negative consequences could result, including but not limited to:

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

We are subject to ongoing regulatory requirements related to the U.S. approval of Zokinvy, and if we obtain additional regulatory approvals for a product candidate, we will be subject to additional ongoing regulatory requirements.

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

The facilities used by our contract manufacturers to manufacture our product candidates will be subject to pre-approval inspection by the FDA that will be conducted after we submit our marketing applications to the FDA or comparable foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, our MAA for Zokinvy (lonafarnib) for treatment of Progeria and processing-deficient progeroid laminopathies and future applications may not be approved by regulatory authorities, which would significantly delay our commercialization plans and increase our costs. We have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing of our product candidates, and the actual cost to manufacture our product candidates could materially and adversely affect the commercial viability of our product candidates. As a result, we may not be able to develop additional commercially viable products.

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

We focus our product development principally on treatments for rare and ultra-rare diseases. Given the small number of patients who have the diseases that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidate. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. For example, for lonafarnib and lambda, HDV is associated with hepatitis B virus infection, which is a pre-requisite for the replication of HDV. Although we believe that the data are supportive of antiviral activity against HDV, there can be no assurance that our clinical trials will successfully address this condition. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Moreover, we expect that the sales of Zokinvy to patients with Progeria and processing-deficient progeroid laminopathies will have limited profits given the ultra-rare nature of these diseases.

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

Following the FDA approval and commercial launch of Zokinvy, we have limited marketing and sales experience. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

Although certain of our employees may have marketed, launched and sold other pharmaceutical products in the past while employed at other companies, we have limited recent experience selling and marketing our product candidates and we currently have a small sales and marketing organization. To successfully commercialize additional products that may result from our development programs, we will need to invest in and expand these capabilities, either on our own or with others, which would be expensive, difficult and time consuming. Any failure or delay in the timely development of our internal commercialization capabilities could adversely impact the potential for success of our products.

Further, given our recent, limited experience in marketing and selling biopharmaceutical products, we may rely on future collaborators to commercialize our products. If collaborators do not commit sufficient resources to commercialize our future products and we are unable to develop the necessary marketing and sales capabilities on our own, we will be unable to generate sufficient product revenue to sustain or grow our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations, in particular in the markets our product candidates are intended to address. Without appropriate capabilities, whether directly or through third-party collaborators, we may be unable to compete successfully against these more established companies. In addition, we have established an expanded access program in order to make Zokinvy available for patients with Progeria and processing-deficient progeroid laminopathies, which requires additional resources and costs to support.

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

The pricing, coverage and reimbursement of our products must be sufficient to support our commercial efforts and other development programs and the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to be able to afford expensive treatments, particularly in Orphan Drug designated indications where the eligible patient population is small. Sales of our products will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid for or reimbursed by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or government authorities, private health insurers, and other third-party payors. If coverage and reimbursement are not available, or are available only in limited amounts, we may have to subsidize or provide products for free or we may not be able to successfully commercialize our products. For example, Zokinvy for patients with Progeria and processing-deficient progeroid laminopathies provided under an expanded access program may not result in reimbursement.

In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly approved products. In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services (HHS), as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for products such as ours and what reimbursement codes our products may receive.

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

As of March 31, 2021, we had 31 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In March 2021, we learned we were the victim of a business email compromise during which an unauthorized party gained access to the email account of an employee in our finance department. It is estimated that the incident will result in a loss of approximately $0.85 million. We immediately notified law enforcement and relevant banks involved in the wire, which we are working to recover. At this time, we do not know if we will be able to recover this loss, which we understand was transferred to another country. Based on our investigation to date, the incident was financially motivated and impacted a single email account. In response to the incident, we conducted a review of our corporate information technology and email policies and are implementing additional security measures.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (ACA) was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. There have been executive, judicial and Congressional challenges to numerous provisions of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, although it is unclear when a decision will be made. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the U.S. Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products For example, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to drug pricing that seeks to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation, could result in significant changes to the health care system, which may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates, or additional pricing pressures.

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

•

The Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to HHS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations. Beginning in 2022, such obligations will include payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists, and certified nurse-midwives;

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

10.1

Amendment No. 5 to Loan and Security Agreement, dated February 23, 2021, by and between Eiger BioPharmaceuticals, Inc. and Oxford Finance LLC (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2021.

10.2**#	Form of Restricted Stock Unit Award Grant Notice and Award Agreement under 2013 Equity Incentive Plan.

31.1**	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2**	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1+

Certifications of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS**	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

+

This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Filed herewith.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Eiger BioPharmaceuticals, Inc.

Date: May 6, 2021	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: May 6, 2021	By:	/s/ Sriram Ryali
Sriram Ryali
Chief Financial Officer
(Principal Financial Officer)