Form 10-Q
period 2021-06-30
Eiger BioPharmaceuticals, Inc.
filed 2021-08-05
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 33,951,314.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,056	$28,864
Short-term debt securities	42,311	99,976
Accounts receivable, net	1,438	—
Inventories	2,065	93
Prepaid expenses and other current assets	7,933	8,873
Total current assets	118,803	137,806
Long-term debt securities	32,426	—
Property and equipment, net	621	709
Operating lease right-of-use assets	903	1,176
Other assets	4,085	3,903
Total assets	$156,838	$143,594
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,444	$4,640
Accrued liabilities	10,841	11,405
Current portion of operating lease liabilities	590	582
Total current liabilities	15,875	16,627
Long-term debt, net	31,403	31,194
Operating lease liabilities	435	738
Total liabilities	47,713	48,559
Stockholders’ equity:
Common stock	34	34
Additional paid-in capital	405,523	401,509
Accumulated other comprehensive loss	(6)	(8)
Accumulated deficit	(296,426)	(306,500)
Total stockholders’ equity	109,125	95,035
Total liabilities and stockholders’ equity	$156,838	$143,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Product revenue, net	$2,097	$—	$5,743	$—
Costs and operating expenses:
Cost of sales	270	—	323	—
Research and development	14,302	9,754	28,144	19,235
Selling, general and administrative	5,886	4,873	11,450	10,114
Total costs and operating expenses	20,458	14,627	39,917	29,349
Loss from operations	(18,361)	(14,627)	(34,174)	(29,349)
Interest expense	(880)	(891)	(1,765)	(1,775)
Interest income	33	186	84	553
Other income, net	45	6	45,959	6
(Loss) income before provision for income taxes	(19,163)	(15,326)	10,104	(30,565)
Provision for income taxes	11	—	30	—
Net (loss) income	$(19,174)	$(15,326)	$10,074	$(30,565)
Net (loss) income per common share:
Basic	$(0.57)	$(0.60)	$0.30	$(1.22)
Diluted	$(0.57)	$(0.60)	$0.29	$(1.22)
Weighted-average common shares outstanding:
Basic	33,932,127	25,501,514	33,909,637	25,001,432
Diluted	33,932,127	25,501,514	34,156,877	25,001,432

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net (loss) income	$(19,174)	$(15,326)	$10,074	$(30,565)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale debt securities, net	(1)	9	2	3
Comprehensive (loss) income	$(19,175)	$(15,317)	$10,076	$(30,562)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	33,878,486	$34	$401,509	$(8)	$(306,500)	$95,035
Issuance of common stock upon exercise of stock options	19,150	—	166	—	—	166
Vesting of common stock issued under Product Development Agreement	—	—	53	—	—	53
Issuance of common stock upon ESPP purchase	19,928	—	136	—	—	136
Issuance of common stock upon release of restricted stock units	33,750	—	—	—	—	—
Stock-based compensation expense	—	—	1,549	—	—	1,549
Unrealized gain on available-for-sale debt securities, net	—	—	—	3	—	3
Net income	—	—	—	—	29,248	29,248
Balance at March 31, 2021	33,951,314	34	403,413	(5)	(277,252)	126,190
Vesting of common stock issued under Product Development Agreement	—	—	52	—	—	52
Stock-based compensation expense	—	—	2,058	—	—	2,058
Unrealized loss on available-for-sale debt securities, net	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(19,174)	(19,174)
Balance at June 30, 2021	33,951,314	$34	$405,523	$(6)	$(296,426)	$109,125

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	24,523,381	$24	$297,863	$42	$(241,449)	$56,480
Issuance of common stock upon exercise of stock options	2,895	—	30	—	—	30
Vesting of common stock issued under Product Development Agreement	—	—	53	—	—	53
Issuance of common stock upon ESPP purchase	11,332	—	83	—	—	83
Issuance of common stock upon offering at-the -market, net of issuance costs of $221	32,751	—	191	—	—	191
Stock-based compensation expense	—	—	1,629	—	—	1,629
Unrealized loss on available-for-sale debt securities, net	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(15,239)	(15,239)
Balance at March 31, 2020	24,570,359	24	299,849	36	(256,688)	43,221
Issuance of common stock upon offering at-the -market, net of issuance costs of $786	2,612,476	3	28,577	—	—	28,580
Issuance of common stock upon exercise of stock options	58,805	—	490	—	—	490
Vesting of common stock issued under Product Development Agreement	—	—	55	—	—	55
Stock-based compensation expense	—	—	1,462	—	—	1,462
Unrealized gain on available-for-sale debt securities, net	—	—	—	9	—	9
Net loss	—	—	—	—	(15,326)	(15,326)
Balance at June 30, 2020	27,241,640	$27	$330,433	$45	$(272,014)	$58,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating activities
Net income (loss)	$10,074	$(30,565)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain from sale of priority review voucher	(46,493)	—
Income related to asset purchase agreement	(281)	—
Depreciation and amortization	135	72
Amortization of debt securities premiums and discounts	357	(45)
Non-cash interest expense	384	388
Amortization of operating lease right-of-use assets	273	233
Common stock issued under Product Development Agreement	105	108
Stock-based compensation	3,607	3,091
Change in operating assets and liabilities:
Accounts receivable	(1,438)	—
Inventories	(1,972)	—
Prepaid expenses and other current assets	957	(1,374)
Other assets	(182)	(1,270)
Accounts payable	(95)	(1,234)
Accrued liabilities	(453)	(2,684)
Operating lease liabilities	(295)	(282)
Net cash used in operating activities	(35,317)	(33,562)
Investing activities
Purchase of debt securities available-for-sale	(50,066)	(32,930)
Proceeds from maturities of debt securities available-for-sale	74,950	60,637
Proceeds related to asset purchase agreement	281	—
Proceeds from sale of priority review voucher	95,000	—
Payments related to priority review voucher	(48,507)	—
Purchase of property and equipment	(92)	(98)
Net cash provided by investing activities	71,566	27,609
Financing activities
Issuance of common stock upon offering at-the-market, net of issuance costs	—	28,790
Proceeds from issuance of common stock upon stock option exercises	166	520
Proceeds from issuance of common stock upon ESPP purchase	136	83
Payment of debt issuance costs	(175)	—
Payment of deferred offering costs	(184)	—
Net cash (used in) provided by financing activities	(57)	29,393
Net increase in cash and cash equivalents	36,192	23,440
Cash and cash equivalents at beginning of period	28,864	39,373
Cash and cash equivalents at end of period	$65,056	$62,813

Supplemental disclosure of cash flow information:
Interest paid	$1,380	$1,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Eiger BioPharmaceuticals, Inc. (the Company or Eiger) was incorporated in the State of Delaware on November 6, 2008. Eiger is a commercial-stage biopharmaceutical company focused on the development and commercialization of well-characterized drugs for serious rare and ultra-rare diseases with high unmet medical needs. Eiger has reported positive proof-of-concept clinical results across all of our programs and has received Breakthrough Therapy designation for four programs in clinical development.

Eiger’s lead clinical programs are focused on the development of complementary, foundational treatments for Hepatitis Delta Virus (HDV), the most severe form of viral hepatitis, for which there is currently no FDA-approved therapy. Lonafarnib is a first-in-class oral farnesylation inhibitor in a global Phase 3 trial, and the only oral therapy in development for HDV. Peginterferon lambda is a first-in-class, type III, well-characterized, well-tolerated interferon entering Phase 3.

The FDA approved the Company’s first commercial product, Zokinvy® (lonafarnib) to reduce the risk of mortality in Hutchinson-Gilford Progeria Syndrome (HGPS or Progeria), and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, ultra-rare and rapidly fatal genetic conditions of accelerated aging in children, on November 20, 2020. Eiger’s Marketing Authorization Application (MAA) is under review with the European Medicines Agency (EMA), with a decision expected in 2021.

The Company is also developing avexitide, a well-characterized peptide, as a treatment for post-bariatric hypoglycemia (PBH), a debilitating and potentially life-threatening condition for which there is currently no approved therapy, and as a treatment for congenital hyperinsulinism (HI), an ultra-rare pediatric metabolic disorder.

The Company’s principal operations are based in Palo Alto, California and it operates in one segment.

Liquidity

As of June 30, 2021, the Company had $107.4 million of cash, cash equivalents and short-term securities, comprised of $65.1 million of cash and cash equivalents and $42.3 million of short-term debt securities available-for-sale. As of June 30, 2021, the Company also had $32.4 million of long-term debt securities available-for-sale. The Company had an accumulated deficit of $296.4 million and negative cash flows from operating activities as of June 30, 2021. The Company had net income of $10.1 million during the six months ended June 30, 2021 due to the one-time gain from the sale of a priority review voucher received upon the FDA approval of Zokinvy. However, the Company expects to incur losses for the foreseeable future. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and until it does, the Company will need to continue to raise additional capital.

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
2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements include the accounts of Eiger BioPharmaceuticals, Inc. and its wholly owned subsidiaries, EBPI Merger Inc., EB Pharma LLC, Eiger BioPharmaceuticals Europe Limited, and EigerBio Europe Limited, have been prepared in accordance with accounting principles generally accepted in the United States of America, (U.S. GAAP) and follow the requirements of the Securities and Exchange Commission (the SEC) for annual reporting. All intercompany balances and transactions have been eliminated in consolidation.

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

Debt Securities

Short-term securities consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of acquisition. Long-term securities consist of debt securities classified as available-for-sale and have maturities greater than 365 days from the date of acquisition. All short-term and long-term securities are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss). The cost of available-for-sale securities sold is based on the specific-identification method. Realized gains and losses on the sale of debt securities are determined using the specific-identification method and recorded in other income, net on the accompanying unaudited condensed consolidated statements of operations.

Accounts Receivable

Accounts receivable represent amounts billed to the Company’s customers, net of an allowance for doubtful accounts. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The expectation of collectability is based on a review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for doubtful accounts.

The Company had no allowance as of June 30, 2021 and December 31, 2020. The Company had no bad debt expense for the three and six months ended June 30, 2021 and 2020.

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

Product Revenue

The Company’s product revenue consists of sales of Zokinvy, which received FDA approval in November 2020 and was launched commercially in the United States in January 2021. Prior to 2021, the Company had no product revenue. The Company sells Zokinvy to a specialty pharmacy provider (the Customer) that subsequently dispenses the product directly to patients. As all sales of Zokinvy are currently in the United States, and the Company only has one customer, the Company discloses revenue on a total basis without further disaggregation. Additionally, the Company does not have any contract assets or liabilities, other than accounts receivable, related to its product revenue.

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

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of June 30, 2021 and December 31, 2020, the carrying amount of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimated fair value due to their relatively short maturities. Management believes the terms of its long-term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s debt securities consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of June 30, 2021 and December 31, 2020.

There were no transfers into or out of Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$53,725	$—	$—	$53,725
Corporate debt securities	—	34,794	—	34,794
Commercial paper	—	5,499	—	5,499
U.S. government bonds	—	34,444	—	34,444
Total	$53,725	$74,737	$—	$128,462

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$20,846	$—	$—	$20,846
Corporate debt securities	—	33,941	—	33,941
Commercial paper	—	21,980	—	21,980
U.S. treasury bills	—	39,995	—	39,995
U.S. government bonds	—	4,060	—	4,060
Total	$20,846	$99,976	$—	$120,822

There were no financial liabilities as of June 30, 2021 and December 31, 2020.

The following tables summarize the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses (in thousands):

	June 30, 2021
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$53,725	$—	$—	$53,725
Total cash equivalents	$53,725	$—	$—	$53,725
Debt securities:
Corporate debt securities	$34,801	$1	$(8)	$34,794
Commercial paper	5,499	—	—	5,499
U.S. government bonds	34,443	3	(2)	34,444
Total debt securities	$74,743	$4	$(10)	$74,737
Classified as:
Cash equivalents				$53,725
Short-term debt securities				42,311
Long-term debt securities				32,426
				$128,462

	December 31, 2020
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$20,846	$—	$—	$20,846
Total cash equivalents	$20,846	$—	$—	$20,846
Debt securities:
Corporate debt securities	$33,952	$1	$(12)	$33,941
Commercial paper	21,980	—	—	21,980
U.S. treasury bills	39,992	3	—	39,995
U.S. government bonds	4,060	—	—	4,060
Total debt securities	$99,984	$4	$(12)	$99,976
Classified as:
Cash equivalents				20,846
Short-term debt securities				99,976
				$120,822

The Company periodically reviews the available-for-sale securities for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the six months ended June 30, 2021, the Company did not recognize any other-than-temporary impairment losses. All debt securities with unrealized losses have been in a loss position for less than 12 months.
4.	Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$1,008	$—
Work-in-progress	1,025	34
Finished goods	32	59
Total inventories	$2,065	$93

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid contract manufacturing costs	$2,391	$6,126
Prepaid research costs	2,910	1,177
Prepaid insurance	1,322	448
Other	1,310	1,122
Total prepaid expenses and other current assets	$7,933	$8,873

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Contract research costs	$5,868	$6,062
Compensation and related benefits	1,943	3,169
Contract manufacturing costs	1,334	1,167
Product revenue reserves	899	—
Other	797	1,007
Total accrued liabilities	$10,841	$11,405

5.	Product Development Agreement

Product Development Agreement

On August 11, 2018, the Company entered into a Product Development Agreement and a First Project Agreement (the Product Agreements), pursuant to which the Company will receive development program support services for its HDV program. The services are to be provided from July 1, 2018 through the completion of the Phase 3 Clinical Study Report and the subsequent new drug application (NDA) filing. As consideration, the Company has committed to pay fees of approximately $10.0 million in cash and stock over four years, including approximately $0.8 million for expert consultant fees and pass through costs to vendors, plus certain incentive-based regulatory milestone fees up to $1.0 million. As part of the aggregate payment, the Company issued 115,526 shares of common stock subject to quarterly vesting requirements related to successful performance of the services and achievement of budget timeline set forth in the Product Agreements. The Product Agreements can be terminated by either party due to material breach or by the Company without cause with 90 days prior written notice. For the three and six months ended June 30, 2021, the Company recognized research and development expense of $0.1 million and $0.1 million, respectively, related to the shares issued under the Product Agreements. Additionally, as of June 30, 2021, the total unrecognized compensation expense related to unvested restricted shares was $0.1 million, which the Company expects to recognize over an estimated weighted-average period of 0.8 years.
6.	Asset Purchase Agreements and Related License Agreements

Asset Purchase Agreement with AbbVie Inc.

On November 20, 2020, Eiger entered into an asset purchase agreement (the APA) with AbbVie, Inc. (AbbVie) to sell its rare pediatric disease priority review voucher (the PRV), which was awarded on November 20, 2020 upon FDA approval of Zokinvy (lonafarnib). The APA contains customary representations, warranties, covenants, and indemnification provisions subject to certain limitations.

In consideration for the PRV, AbbVie agreed to pay the Company $95.0 million. The transaction closed in January 2021. Such consideration was shared with the Progeria Research Foundation (PRF) in accordance with the terms of the PRF Collaboration and Supply Agreement, pursuant to which the Company and PRF will equally share any net proceeds from the sale of a priority review voucher that the Company may receive as the sponsor of a rare pediatric disease product application. The Company retained $46.5 million of proceeds from the sale of the PRV, net of related payments, and recorded the amount in other income, net in the unaudited condensed consolidated income statement for the six months ended June 30, 2021.

7.	Sale of Assets

In May 2017, the Company and Theragene Pharmaceuticals, Inc. (Theragene) entered into an asset purchase agreement (Theragene APA), whereby the Company sold all of the assets related to MYDICAR including any related intellectual property for a cash payment of $0.2 million and 475,000 shares of common stock of Theragene. At any time after the Theragene APA execution date and until Theragene has received cumulative gross proceeds of $4.0 million (Proceeds Date) from all equity financing transactions occurring after the Theragene APA execution date, if Theragene issues additional shares of its common stock without consideration or for a consideration per share less than $6.00 per share then Theragene will issue additional shares of its common stock to the Company concurrently with such issue, in an amount such that the per share consideration multiplied by the aggregate number of common stock shares issued to the Company will equal $2.9 million. Additionally, the Company may exercise a put option at any time after the Proceeds Date, where upon written notice from the Company, Theragene will repurchase the 225,000 shares of its common stock held by the Company (Option Shares) at an aggregate purchase price equal to the greater of $1.4 million or the aggregate fair market value of the Option Shares as of the date of the receipt of such notice. The Company is also eligible to receive contingent consideration up to a maximum $45.0 million in cash, based upon Theragene achieving certain specified future milestones. In addition, the Company is also eligible to receive up to 8% royalties on net sales of any future Theragene products covered by or involving the related patents or know-how until the twentieth anniversary of the Theragene APA.

The Company has determined that the sale of the MYDICAR assets qualify as an asset sale and not a business.

Concurrently with the execution of the Theragene APA, the Company became the owner of 475,000 shares of common stock of Theragene and held a put option for 225,000 shares of common stock of Theragene, which were recognized as a cost method investment with carrying value of zero.

In September 2020, Theragene entered into an Asset Purchase Agreement with a third party for the sale of MYDICAR. Under the terms of the Theragene APA between the Company and Theragene, the Company is eligible to receive 25% of any upfront, licensee fee, milestone or other payment (other than royalty payments) received by Theragene from the sale or sublicense of MYDICAR, within 30 days of receipt of such payments by Theragene. As such, during the three and six months ended June 30, 2021, the Company recognized zero and $0.3 million in other income, net, respectively. The Company expects to receive an additional $0.1 million subsequent to June 30, 2021.
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

The refinancing of the Oxford loan did not have a material impact on terms, conditions, representations, warranties, covenants or agreements set forth in the Oxford Loan. The loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If the Company is unable to comply with these covenants or if the Company defaults on any portion of the outstanding borrowings, the lenders can also impose a 5.0% penalty, restrict access to additional borrowings under the loan and security agreement, and accelerate the maturity of the debt. As of June 30, 2021, the Company was in compliance with all covenants.

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

The Company accounts for the amortization of the debt discount utilizing the effective interest method. Long-term debt and unamortized discount balances are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Face value of long-term debt	$30,000	$30,000
Exit fee	3,277	3,277
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(1,874)	(2,083)
Total long-term debt, net	$31,403	$31,194

9.	Stock-Based Compensation

During the second quarter of 2021, the Company approved the 2021 Inducement Plan to reserve 850,000 shares of its common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of June 30, 2021, there were 805,000 shares remaining available to be issued under the 2021 Inducement Plan.

The following table summarizes stock option activity under the Company’s stock-based compensation plans during the six months ended June 30, 2021 (in thousands, except option and share data):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	1,021,109	3,697,075	$10.81	7.55	$9,048
Additional options authorized	2,543,924
Granted	(1,351,435)	1,351,435	$9.59
Restricted stock units granted	(203,500)	—
Exercised	—	(19,150)	$8.69
Forfeited	12,730	(12,730)	$8.95
Restricted stock units forfeited	1,875	—
Outstanding as of June 30, 2021	2,024,703	5,016,630	$10.50	7.78	$3,257
Vested and exercisable as of June 30, 2021		2,522,630	$11.35	6.60	$1,814

During the three and six months ended June 30, 2021, the weighted-average grant date fair value of options granted were $6.07 and $7.36 per share, respectively. During the three and six months ended June 30, 2020, the weighted-average grant date fair value of options granted were $5.69 and $4.59 per share, respectively.

The Company records stock-based compensation of stock options granted by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizes the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected term (in years)	6.02-6.08	6.02-6.08	5.27-6.08	5.27-6.08
Contractual term (in years)	—	—	—	10.00
Volatility	73.18%-99.72%	76.00%-77.00%	72.39%-100.87%	73.00%-77.00%
Risk free interest rate	1.02%-1.09%	0.39%-0.45%	0.62%-1.16%	0.39%-1.37%
Dividend yield	—	—	—	—

Restricted Stock Units

In the first quarter of 2020, the Company revised its non-employee director compensation policy to approve the granting of restricted stock units (RSUs) in accordance with the Restated 2013 Equity Incentive Plan (the Restated 2013 Plan). Each eligible director who has served for at least six months during the prior calendar year and continues to serve as a non-employee member of the board is granted RSUs. Each Eligible Director who has served on the Board for less than six months during the prior calendar year and who continues to serve as a non-employee member of the Board, is granted RSUs which are pro-rated for the period served during the prior calendar year.

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

There were no RSUs granted during the three months ended June 30, 2021 and 2020. During the six months ended June 30, 2021 and 2020, the Company granted 203,500 and 37,500 RSUs with a weighted-average grant date fair value of $9.99 and $6.95 per share, respectively. The Company recognized $0.2 million and $0.1 million in stock-based compensation expense for the three months ended June 30, 2021 and 2020, respectively, and $0.3 million and $0.1 million in stock-based compensation expense for the six months ended June 30, 2021 and 2020, respectively, which were included in selling, general and administrative expenses. As of June 30, 2021, the total unrecognized compensation expense related to unvested RSUs was $1.8 million, which the Company expects to recognize over an estimated weighted-average period of 2.4 years.

The following table summarizes RSU activity and weighted average grant date fair value for the six months ended June 30, 2021:

	Shares	Weighted- Average Grant Date Fair Value
Unvested shares as of December 31, 2020	37,500	$6.95
Granted	203,500	$9.99
Vested	(33,750)	$6.35
Forfeited	(1,875)	$9.99
Unvested shares as of June 30, 2021	205,375	$10.04

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$551	$398	$942	$787
Selling, general and administrative	1,507	1,064	2,665	2,304
Total	$2,058	$1,462	$3,607	$3,091

As of June 30, 2021, the total unrecognized compensation expense related to unvested options was $16.9 million, which the Company expects to recognize over an estimated weighted average period of 2.8 years.

10.	Income Taxes

The Company’s provision for income taxes was approximately $11,000 and $30,000 for the three and six months ended June 30, 2021, with an effective tax rate of 0.2% for the six months ended June 30, 2021. The Company did not record tax expense for the three and six months ended June 30, 2020 due to the Company’s loss position and full valuation allowance. The effective tax rate in each period differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company’s deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The tax expense recorded for the six months ended June 30, 2021 relates to state taxes.

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

The maturity of the Company’s operating lease liabilities as of June 30, 2021 were as follows (in thousands):

Undiscounted lease payments	June 30, 2021
Remaining in 2021	$325
2022	662
2023	113
2024	1
Total undiscounted payments	1,101
Less: imputed interest	76
Present value of future lease payments	1,025
Less: current portion of operating lease liabilities	590
Operating lease liabilities	$435

Rent expense recognized for the Company’s operating leases was $0.1 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for the operating leases were $23,000 and $23,000 for the three months ended June 30, 2021 and 2020, respectively, and $46,000 and $46,000 for the six months ended June 30, 2021 and 2020.

The operating cash outflows for the operating lease liabilities were $0.3 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, the weighted-average remaining lease terms were 1.7 years and 2.1 years, and weighted-average discount rates were 9.15% and 9.15%, respectively.

12.	Net (Loss) Income Per Share

Basic net (loss) income per share of common stock is calculated by dividing the net (loss) income by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Since the Company was in a loss position for the three months ended June 2021 and 2020, and six months ended June 30, 2020, diluted net loss per share is the same as basic net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Diluted net income per share for the six months ended June 30, 2021 is computed by dividing net income by the weighted-average number of shares of common stock and dilutive potential common stock equivalents then outstanding. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method.

The following table sets forth the computation of basic and diluted net (loss) income per common share for the periods presented (in thousands, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income	(19,174)	(15,326)	10,074	(30,565)
Denominator:
Weighted-average shares outstanding for basic net (loss) income per share	33,932,127	25,501,514	33,909,637	25,001,432
Effect of dilutive securities	—	—	247,240	—
Weighted-average shares outstanding for diluted net (loss) income per share	33,932,127	25,501,514	34,156,877	25,001,432
Net (loss) income per share:
Basic	$(0.57)	$(0.60)	$0.30	$(1.22)
Diluted	$(0.57)	$(0.60)	$0.29	$(1.22)

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net (loss) income per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Options to purchase common stock	5,016,630	3,696,242	3,514,249	3,696,242
Restricted stock units (unvested)	224,504	37,500	105,965	37,500
ESPP	56,940	87,178	6,884	87,178
Total	5,298,074	3,820,920	3,627,098	3,820,920

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of well-characterized drugs for serious rare and ultra-rare diseases with high unmet medical needs. Our lead clinical programs focus on the development of complementary, foundational therapies for Hepatitis Delta Virus (HDV), the most severe form of viral hepatitis, for which there is currently no FDA-approved therapy. We have reported positive proof-of-concept clinical results across all our programs, and have received Breakthrough Therapy designation for four programs in clinical development.

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

We are developing two complementary treatments for HDV. Lonafarnib is a first-in-class oral farnesylation inhibitor in a global Phase 3 trial, and the only oral therapy in development for HDV. Peginterferon lambda (lambda) is a first-in-class, type III, well-tolerated interferon entering Phase 3.

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

Lambda is our second program in development for HDV and is entering Phase 3. We have concurrence with the FDA and EMA on a single pivotal Phase 3 study called LIMT-2 (N=150). Lambda is a first in class, type III, well-tolerated interferon. We previously reported Phase 2 LIMT-1 (lambda monotherapy) study results (N=33) where we observed, after 48 weeks of treatment, a durable virologic response (DVR) or below the limit of quantification (BLQ) in 36% of patients at 24 weeks post-treatment.

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

We are also developing avexitide, a first in class, a well-characterized GLP-1 antagonist, as a targeted treatment for two metabolic diseases with high unmet medical needs and no approved therapies: post-bariatric hypoglycemia (PBH) and congenital hyperinsulinism (HI). We have completed four clinical studies demonstrating proof of concept in 54 patients suffering from severe, refractory PBH, and have agreement with FDA and EMA on a single pivotal Phase 3 trial (N=90). Avexitide has been granted FDA Breakthrough Therapy Designation for PBH. Avexitide has also demonstrated proof of concept in Phase 2 for treatment of HI, an ultra-rare pediatric metabolic genetic disorder which has been granted FDA Rare Pediatric Disease Designation and FDA Breakthrough Therapy Designation.

The FDA approved our first commercial product, Zokinvyâ (lonafarnib) to reduce risk of mortality of Hutchinson-Gilford Progeria Syndrome (HGPS or Progeria) and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, ultra-rare and rapidly fatal genetic conditions of accelerated aging in children, on November 20, 2020. Our Marketing Authorization Application (MAA) is under review with the EMA, and we expect a decision in 2021.

We commercially launched Zokinvy in the U.S. in January 2021 and started to record product revenue in first quarter 2021. We have historically incurred operating losses in each year since inception and were profitable during the six months ended June 30, 2021 due to the one-time gain from the sale of a priority review voucher issued upon the FDA approval of Zokinvy. However, we expect to incur losses for the foreseeable future. We had net loss of $19.2 million and $15.3 million for the three months ended June 30, 2021 and 2020, respectively. We had net income of $10.1 million for the six months ended June 30, 2021 and a net loss of $30.6 million for the six months ended June 30, 2020. As of June 30, 2021, we had an accumulated deficit of $296.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

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

Recent Developments

Breakthrough Therapy Designation for Avexitide for the Treatment of Congenital Hyperinsulinism (HI)

In August 2021, we announced that the Food and Drug Administration (FDA) has granted Breakthrough Therapy Designation for avexitide for the treatment of HI. Breakthrough Therapy Designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s).

Presentation of Positive Phase 2 Results of Avexitide in Congenital Hyperinsulinism (HI) at the American Diabetes Association (ADA) Virtual 81st Scientific Session

In July 2021, we announced an oral poster presentation of Phase 2 study results of avexitide in HI at the ADA 81st Scientific Session.  In that study, avexitide infusion was associated with significant reductions in glucose infusion requirements to maintain euglycemia or normal glucose levels in neonates and infants. Adverse events were typically mild in severity and transient, and there were no serious adverse events.

First Patients Dosed with Peginterferon Lambda (Lambda) in Phase 3 TOGETHER Study of Newly Diagnosed COVID-19 Outpatients

In July 2021, we announced that the first patients were dosed with Lambda in the Phase 3 TOGETHER platform study in outpatients with COVID-19. TOGETHER is an investigator-sponsored, placebo-controlled Phase 3 study evaluating multiple therapeutics in newly diagnosed, non-hospitalized patients with COVID-19, including an investigational arm of Lambda as a single subcutaneous dose. The primary endpoint is a clinical outcome comparing emergency room visits and/or hospitalization in each active arm versus placebo. Each arm targets enrollment of up to 800 patients at high risk for developing complications from progression of COVID-19, with planned interim analyses for futility in each arm. TOGETHER is currently recruiting at eleven sites in Brazil.

Financial Operations Overview

Product Revenue, Net

Our product revenue, net consists of sales of Zokinvy in the United States. Prior to 2021, we did not have any product revenue.

Cost of Sales

Cost of sales consists primarily of direct and indirect costs related to the manufacturing of Zokinvy for commercial sale, including third-party manufacturing costs, third party logistics costs, write down of inventories, and other period costs. Costs incurred prior to FDA approval in November 2020 have been recorded as research and development expense.

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

The largest component of our operating expenses has historically been the investment in clinical trials, including contract manufacturing arrangements, clinical trial material related costs and other research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product candidates:
Lonafarnib	$8,488	$6,347	$15,312	$12,915
Lambda	2,479	569	6,923	1,177
Avexitide	536	495	796	1,201
Internal research and development costs	2,799	2,343	5,113	3,942
Total research and development expense	$14,302	$9,754	$28,144	$19,235

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel costs, allocated expenses and expenses for outside professional services, including legal, audit, accounting services, insurance costs and costs associated with being a public company. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation expense and other supplies. Our expenses include costs related to compliance with the rules and regulations of the SEC and Nasdaq, insurance, investor relations, banking fees and other administrative expenses and professional services. We expect our selling, general and administrative expenses to increase in the future due to sales and marketing activities from the commercialization of our product candidates.

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

Product revenue, net

We received FDA approval for our first product, Zokinvy (lonafarnib), to reduce the risk of mortality in Progeria, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, ultra-rare and rapidly fatal genetic conditions of accelerated aging in children, in November 2020 which we launched in the United States in January 2021. We currently have one customer, a specialty pharmacy provider, that subsequently dispenses the product directly to patients. We recognize product revenue when the customer obtains control of its product, which occurs at a point in time, typically upon delivery to the customer as the delivery of the product is our only performance obligation.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		$	%
	2021	2020	Change	Change
Product revenue, net	$2,097	$—	$2,097	*
Costs and operating expenses:
Cost of sales	270	—	270	*
Research and development	14,302	9,754	4,548	47%
Selling, general and administrative	5,886	4,873	1,013	21%
Total costs and operating expenses	20,458	14,627	5,831	40%
Loss from operations	(18,361)	(14,627)	(3,734)	26%
Interest expense	(880)	(891)	11	*
Interest income	33	186	(153)	(82)%
Other income, net	45	6	39	*
Loss before provision for income taxes	(19,163)	(15,326)	(3,837)	25%
Provision for income taxes	11	—	11	*
Net loss	$(19,174)	$(15,326)	$(3,848)	25%

*Percentage not meaningful or not material.

Product revenue, net

Product revenue, net consists of sales of Zokinvy, which was approved by the FDA in November 2020 and launched commercially in January 2021.

Cost of sales

Cost of sales of $0.3 million for the three months ended June 30, 2021, is related to certain costs associated with Zokinvy that were incurred after FDA approval. Prior to receiving FDA approval in November 2020, we recorded all Zokinvy manufacturing costs incurred as research and development expense. We expect to sell inventory previously expensed to research and development over approximately the current year, and accordingly we expect our costs of product sales of Zokinvy to increase as a percentage of net sales in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product.

Research and development expenses

Research and development expenses increased by $4.5 million to $14.3 million for the three months ended June 30, 2021, from $9.8 million for the same period in 2020. The increase was primarily due to a $3.8 million increase in contract manufacturing and clinical expenditures due to an increase in clinical program activities, a $0.5 million increase in headcount related expenses, including stock-based compensation expense, and a $0.2 million increase in outside services, including consulting and advisory services.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1.0 million to $5.9 million for the three months ended June 30, 2021, from $4.9 million for the same period in 2020. The increase was primarily due to a $0.5 million increase in outside services, including consulting, advisory and accounting services, and a $0.5 million increase in headcount related expenses, including stock-based compensation expense.

Interest income

Interest income decreased by $0.2 million to $33,000 for the three months ended June 30, 2021 from $0.2 million for the same period in 2020. The decrease was primarily due to a decrease in interest rates on money market funds and available-for-sale securities.

Provision for income taxes

Provision for income taxes increased by $11,000 compared to the same period in 2020. The increase was primarily due to the tax expense related to state taxes.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,		$	%
	2021	2020	Change	Change
Product revenue, net	$5,743	$—	$5,743	*
Costs and operating expenses:
Cost of sales	323	—	323	*
Research and development	28,144	19,235	8,909	46%
Selling, general and administrative	11,450	10,114	1,336	13%
Total costs and operating expenses	39,917	29,349	10,568	36%
Loss from operations	(34,174)	(29,349)	(4,825)	16%
Interest expense	(1,765)	(1,775)	10	*
Interest income	84	553	(469)	(85)%
Other income, net	45,959	6	45,953	*
Income (loss) before provision for income taxes	10,104	(30,565)	40,669	(133)%
Provision for income taxes	30	—	30	*
Net income (loss)	$10,074	$(30,565)	$40,639	(133%)

*Percentage not meaningful or not material.

Product revenue, net

Product revenue, net consists of sales of Zokinvy, which was approved by the FDA in November 2020 and launched commercially in January 2021.

Cost of sales

Cost of sales of $0.3 million for the six months ended June 30, 2021, is related to certain costs associated with Zokinvy incurred after FDA approval. Prior to receiving FDA approval for Zokinvy in November 2020, we recorded all manufacturing costs incurred as research and development expense. We expect to sell inventory previously expensed to research and development over approximately the current year, and accordingly we expect our costs of product sales of Zokinvy to increase as a percentage of net sales in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product.

Research and development expenses

Research and development expenses increased by $8.9 million to $28.1 million for the six months ended June 30, 2021, from $19.2 million for the same period in 2020. The increase was primarily due to an $8.3 million increase in contract manufacturing and clinical expenditures due to an increase in clinical program activities and a $0.7 million increase in headcount related expenses, including stock-based compensation expense.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1.3 million to $11.4 million for the six months ended June 30, 2021, from $10.1 million for the same period in 2020. The increase was primarily due to a $0.9 million increase in outside services, including consulting and advisory services, and a $0.7 million increase in headcount related expenses, including stock-based compensation expense, partially offset by decreases of $0.1 million in travel related expenses and $0.1 million in sales and marketing expenses.

Interest income

Interest income decreased by $0.5 million to $0.1 million for the six months ended June 30, 2021 from $0.6 million for the same period in 2020. The decrease was primarily due to a decrease in interest rates on money market funds and available-for-sale securities.

Other income, net

Other income, net increased by $46.0 million compared to the same period in 2020. The increase was primarily due to net proceeds received from the sale of our rare pediatric disease priority review voucher to AbbVie Inc., which closed in January 2021.

Provision for income taxes

Provision for income taxes increased by $30,000 compared to the same period in 2020. The increase was primarily due to the tax expense related to state taxes.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2021, we had $107.4 million of cash, cash equivalents and short-term debt securities, comprised of $65.1 million of cash and cash equivalents and $42.3 million of short-term debt securities available-for-sale, and an accumulated deficit of $296.4 million. In addition, as of June 30, 2021, we had $32.4 million of long-term debt securities available-for-sale.

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

Our primary uses of capital are, and we expect will continue to be, funding the development of our product candidates, sales and marketing costs for commercialization of Zokinvy and our other product candidates, compensation and related expenses, hiring additional staff, including clinical, scientific, operational, financial, and management personnel, and costs associated with operating as a public company. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(35,317)	$(33,562)
Net cash provided by investing activities	71,566	27,609
Net cash (used in) provided by financing activities	(57)	29,393
Net increase (decrease) in cash and cash equivalents	$36,192	$23,440

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2021 was $35.3 million, which primarily consisted of a net income of $10.1 million, stock-based compensation expense of $3.6 million, non-cash interest expense of $0.4 million, amortization of debt securities premiums and discounts of $0.4 million, amortization of operating lease right-of-use assets of $0.3 million, and common stock issued under Product Development Agreement of $0.1 million, which were more than offset by a $46.5 million gain from sale of priority review voucher and $0.3 million income related to asset purchase agreement. Additionally, cash used in operating activities reflected changes in net operating assets of $3.5 million due to an increase of $2.0 million in inventories, an increase of $1.4 million in accounts receivable, a decrease of $0.3 million in operating lease liabilities, an overall decrease of $0.5 million in accounts payable and accrued liabilities primarily due to the timing of payments, and an increase of $0.2 million in other assets partially offset by decrease of $1.0 million in prepaid expenses and other current assets.

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

Cash flows from investing activities

Cash used in investing activities was $71.6 million for the six months ended June 30, 2021, primarily consisting of $75.0 million of proceeds from maturities of debt securities, $46.5 million of net proceeds received from the sale of our priority review voucher, and $0.3 million of proceeds pursuant to our asset purchase agreement with Theragene, which were partially offset by $50.1 million of purchases of debt securities.

Cash provided by investing activities was $27.6 million for the six months ended June 30, 2020, which primarily consisted of $60.6 million of proceeds from maturities of debt securities, which was partially offset by $32.9 million of purchases of debt securities.

Cash flows from financing activities

Cash used in financing activities for the six months ended June 30, 2021 primarily consisted of $0.2 million payment for debt issuance costs and $0.2 million payments for deferred offering costs, which were partially offset by $0.3 million of proceeds from the issuance of common stock upon stock option exercises and ESPP purchases.

Cash provided by financing activities for the six months ended June 30, 2020 consisted of $28.8 million of net proceeds from the issuance of common stock upon offering at-the-market and $0.6 million of proceeds from the issuance of common stock upon stock option exercises and ESPP purchases.

Contractual Obligations and Other Commitments

Our contractual obligations as of June 30, 2021 have not materially changed from what we presented in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 9, 2021.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2021, the end of the period covered by this report.

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

As of June 30, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of June 30, 2021, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

Except as otherwise described above under Management’s Report on Internal Control over Financial Reporting, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

Prior to the approval of our new drug application (NDA) for Zokinvy (lonafarnib) to reduce the risk of mortality in Progeria, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, we had not submitted an application for approval or obtained U.S. Food and Drug Administration (FDA) approval for any product. We may not be able to obtain FDA approval of any future NDA or Biologics License Application (BLA) for our product candidates, which would impede commercialization.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the six months ended June 30, 2021 and 2020, we reported a net income of $10.1 million and a net loss of $30.6 million, respectively. As of June 30, 2021, we had an accumulated deficit of $296.4 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:

•	continue the clinical development of our product candidates;
•	in-license or acquire additional product candidates;
•	undertake the manufacturing or have manufactured our product candidates;
•	advance our programs into larger, more expensive clinical studies;
•	initiate additional nonclinical, clinical, or other studies for our product candidates;
•	commercialize and provide expanded access to Zokinvy (lonafarnib) for the treatment of Progeria and processing-deficient progeroid laminopathies
•	identify and develop potential commercial opportunities, such as lonafarnib boosted with ritonavir, lambda for HDV, and avexitide for PBH and HI;
•	seek regulatory and marketing approvals and reimbursement for our product candidates;
•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market ourselves;
•	seek to identify, assess, acquire, and/or develop other product candidates;
•	make milestone, royalty or other payments under third-party license agreements;
•	develop and educate HDV markets;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
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

We have one product approved for commercialization in the U.S. for two ultra-rare diseases. Zokinvy (lonafarnib) to reduce the risk of mortality in Progeria, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, was approved by the FDA in November 2020 and launched commercially in the U.S. in January 2021. Our ability to generate substantial revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, more of our product candidates. We do not anticipate generating significant product revenue for the foreseeable future. Our ability to generate future product revenue depends heavily on our success in many areas, including but not limited to:

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

To date, we have invested substantially all of our efforts and financial resources to identify, acquire, and develop our portfolio of product candidates. Our future success is dependent on our ability to further develop, obtain regulatory approvals for, and commercialize one or more of these product candidates. Our NDA for Zokinvy (lonafarnib) to reduce the risk of mortality in Progeria, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, was approved on November 20, 2020. Our MAA is currently under standard review with the EMA as well. Prior to the U.S. Zokinvy commercial launch in 2021, we had not generated revenue from sales of any drugs and may never be able to develop or commercialize additional product candidates. In addition, we have a commitment to provide access to Zokinvy for patients with Progeria and processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, for no or minimal cost to those patients.

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

•

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

We may not be able to obtain FDA approval of any future NDA or BLA for our product candidates.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to lonafarnib, lambda, avexitide and any other product candidate that we may develop in the future are subject to extensive regulation in the United States. Prior to the approval of our NDA for Zokinvy (lonafarnib) to reduce the risk of mortality in Progeria, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, , we had not submitted an application for approval or obtained FDA approval for any product.

Approval of an NDA or a BLA is not guaranteed, and the approval process is an expensive and uncertain process that may take several years. The FDA and foreign regulatory entities also have substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. Data are subject to varying interpretation and the FDA may not agree that our clinical data support that any of our product candidates are safe and effective for the proposed therapeutic use. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage, and we could encounter problems that require us to repeat or perform additional preclinical studies or clinical trials or generate additional chemistry, manufacturing and controls data, including drug product stability data. In previous studies, ECG abnormalities were observed in our lonafarnib program. We do not expect that this will impact the conduct of the D-LIVR HDV study. The FDA and similar foreign authorities could delay, limit or deny approval of a product candidate, and may ultimately approve the product for narrower indications or with unfavorable labeling that would impede our commercialization of the drug.

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

Our avexitide compound has received Rare Pediatric Disease (RPD) designation from the FDA for the treatment of Congenital Hyperinsulinism (HI). The FDA defines a “rare pediatric disease” as a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect patients under the age of 18 years, that is a rare disease or condition, that is, a disease or condition that affects fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug or biological product. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval. In addition, the priority review voucher is only awarded to an NCE, thus if a compound is approved first for an indication that is not a rare pediatric disease the compound may not be eligible to receive the voucher. While we obtained and sold the priority review voucher issued upon approval of Zokinvy (lonafarnib) to reduce the risk of mortality in Progeria, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, and processing-deficient progeroid laminopathies, there can be no assurance that we will be successful in obtaining approval for avexitide for the treatment of HI, or that a priority review voucher will be issued at the time of any such approval.

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

We have received Breakthrough Therapy designation for lonafarnib and lambda for the treatment of HDV, and for avexitide for the treatment of post-bariatric hypoglycemia and congenital hyperinsulinism. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. The Breakthrough Therapy designations we have obtained may not result in faster development processes, reviews or approvals compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that any of our development programs no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we intend to seek Breakthrough Therapy designation for and some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive breakthrough therapy designation.

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

•

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

•	delays in obtaining required Institutional Review Board (IRB) approval at each clinical study site;
•	failure to permit the conduct of a study by regulatory authorities, after review of an investigational new drug (IND) or equivalent foreign application or amendment;
•	delays in recruiting qualified patients, or patients dropping out of, in our clinical studies, including as a result of the evolving COVID-19 global pandemic;
•	failure by clinical sites or our CROs or other third parties to adhere to clinical study requirements or report complete findings;
•	failure to perform the clinical studies in accordance with the FDA’s good clinical practice (GCP) requirements, or applicable foreign regulatory guidelines;
•	occurrence of adverse events associated with our product candidates;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	the cost of clinical studies of our product candidates;
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

Our lonafarnib product candidate has been studied in thousands of oncology patients and the most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), weight loss, fatigue and rash. Use of Zokinvy (lonafarnib) to reduce the risk of mortality in Progeria, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, has been reported to cause ECG abnormalities, but these ECG abnormalities have not resulted in a risk of mortality for these patients. There is no guarantee that additional or more severe side effects or other properties will not be identified through ongoing clinical studies by other uses of lonafarnib for other indications or our own clinical trials. Our lambda product candidate is well-characterized and has been studied in thousands of HBV and HCV patients and the most common adverse events seen are moderate headache, pyrexia, fatigue, and myalgia. ALT flares that were seen result from vigorous antiviral immunological response to treatment, not due to direct hepatotoxicity. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies for other uses of lambda. Undesirable side effects, other properties, and negative results for other indications may negatively impact the development and potential for approval of our product candidates for our proposed indications. For example, the ECG abnormalities seen with lonafarnib in HGPS and PL patients has the potential to impact the labeling for lonafarnib boosted with ritonavir for HDV. Our avexitide product candidate has been studied in 54 PBH patients and 39 HI patients and the most common adverse events are injection site bruising, nausea, and headache. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies for other uses of avexitide in clinical trials.

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

We focus our product development principally on treatments for rare and ultra-rare diseases. Given the small number of patients who have the diseases that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidate. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. For example, for lonafarnib and lambda, HDV is associated with hepatitis B virus infection, which is a pre-requisite for the replication of HDV. Although we believe that the data are supportive of antiviral activity against HDV, there can be no assurance that our clinical trials will successfully address this condition. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Moreover, we expect that the sales of Zokinvy to patients with Progeria, or processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, will have limited profits given the ultra-rare nature of these diseases.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies that may compete with our product candidates. For example, we have competitors both in the United States and internationally, including multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include Gilead Sciences, Merck, Roche, Holding AG, Actelion Pharmaceuticals US, Inc., Johnson & Johnson, Replicor, Inc., Arrowhead

Pharmaceuticals, Novartis International AG, Zealand Pharmaceuticals, Xeris Pharmaceuticals, Rezolute, Inc., Hanmi Pharmaceutical, and Crinetics Pharmaceuticals as well as other smaller companies or biotechnology startups and large multinational pharmaceutical companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring, or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization, and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

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

Even with the approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our products will depend in part on the health care providers, patients, and third-party payors accepting our product candidates as medically useful, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and other health care providers. The degree of market acceptance of any of our products will depend on a number of factors, including without limitation:

•	the timing of our receipt of any marketing and commercialization licensures;
•	the terms of any licensures and the countries in which licensures are obtained;
•	the efficacy of the product as demonstrated in clinical studies and potential advantages over competing treatments;
•	the prevalence and severity of the disease and any side effects;
•	the clinical indications for which approval is granted, including any limitations or warnings contained in a product’s approved labeling;
•	the convenience and ease of administration;
•	the cost of treatment;
•	the willingness of the patients and physicians to accept these therapies or any new methods of administration;
•	the marketing, sales and distribution support for the product;

•	the publicity concerning our products or competing products and treatments;
•	the success of our physician education programs;
•	availability of alternative effective treatments for the disease indications our product candidates are intended to treat and the relative risks, benefits and costs of those treatments; and
•	the pricing and availability of third-party insurance coverage and reimbursement.

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

Our product candidates marketed under an NDA may be subject to generic competition.

Under the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application (ANDA) seeking approval of a generic copy of an approved innovator product marketed under an NDA. Generally, in place of clinical studies intended to demonstrate safety or effectiveness, an ANDA applicant usually needs only to submit data demonstrating that its product has the same active ingredient(s), strength, dosage form, route of administration and that it is bioequivalent to the branded product. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) that references the FDA’s finding of safety and effectiveness of a previously approved drug. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product.

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

As of June 30, 2021, we had 35 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) that govern the collection, use, disclosure, and protection of health-related and other personal information apply to our operations or the operations of our partners. In addition, we may receive unintended health information in error from third parties (including research institutions from which we may obtain clinical trial data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use, or disclose individually identifiable health information in a manner that is not authorized or permitted by HIPAA.

In particular, several state laws have recently been passed or amended to significantly expand privacy rights and obligations of businesses that process personal information, including identifiable sensitive health information. For example, in June 2018, California enacted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CCPA was amended by referendum that passed in November of 2020, which will expand California privacy rights and obligations substantially on January 1, 2023 when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will, among other things, give consumers the ability to limit use of information deemed to be sensitive, increase the maximum penalties for violations concerning consumers under age 16, and establish the California Privacy Protection Agency to implement and enforce the new law and impose administrative fines. Following the CPRA, Virginia and Colorado have enacted similar, but not completely consistent, comprehensive privacy legislation that will also go into effect in January and July 2023, respectively. Many other states are considering similar legislation.

Aspects of the these new state privacy laws, and their interpretation and enforcement, remain uncertain. The potential effects of these new and evolving state privacy laws are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Although the California, Virginia and Colorado laws include exemptions for certain clinical trials data and HIPAA protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents, and those health-data related exceptions may evolve through amendment or regulatory interpretation. The state privacy law developments, moreover, have prompted a number of additional proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.

Foreign data protection laws, including, without limitation, the EU General Data Protection Regulation (EU GDPR) that took effect in May 2018, and EU Member State data protection legislation, may also apply to health-related and other personal information obtained from individuals. The EU GDPR has direct effect in all EU Member States and has extraterritorial effect where organizations outside of the EU process personal information of individuals in the EU in relation to the offering of goods or services to those individuals (“targeting test”) or the monitoring of their behavior (“monitoring test”). As such, the EU GDPR applies to us to the extent we are established in an EU Member State or we meet the requirements of either the targeting test or the monitoring test. These laws impose strict obligations on businesses, including: (i) accountability and transparency requirements, including enhanced requirements for obtaining informed and valid consent and the provision of more detailed privacy notices for clinical trial subjects and investigators; (ii) obligations to consider data protection as any new products or services are developed and limitations on the amount of personal information processed;  (iii)  establishing a legal basis for processing personal information; (iv) obligations to implement appropriate technical and organizational measures to safeguard personal information and to notify security incidents to appropriate data protection authorities without undue delay (and no later than 72 hours where feasible) and/or concerned data subjects; and (v) establishing means for data subjects to exercise rights in relation to their personal information (e.g., the right to erasure of personal information).

The EU GDPR restricts the transfer of personal information from the European Economic Area (EEA) to the United States and other countries that the European Commission does not recognize as having “adequate” data protection laws unless the parties to the transfer have implemented an appropriate data transfer mechanism in accordance with the EU GDPR. Data protection laws in the United Kingdom (as discussed below) and Switzerland impose similar restrictions. One of the primary mechanisms allowing United States companies to import personal information from Europe had been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the United States Department of Commerce. However, in July 2020, the Court of Justice of the EU (CJEU) invalidated the EU-U.S. Privacy Shield, and subsequent regulatory guidance required additional compliance efforts to analyze international data flows and take steps to ensure adequate protections for personal data transferred to the United States and other certain jurisdictions, including by implementing supplementary measures that provide privacy protections in addition to those provided under the Standard Contractual Clauses (or SCCs). Moreover, new versions of the European Commission’s Standard Contractual Clauses, now the primary mechanism for the lawful transfer of personal information transfers from Europe to the United States or other countries, have been released requiring additional compliance and implementation efforts. Similarly, the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield Framework is inadequate for personal information transfers from Switzerland to the United States in light of the CJEU’s July 2020 decision, and also raised questions about the viability of the older version of the Standard Contractual Clauses. As such, any transfers by us or our vendors of personal information from Europe may not comply with European data protection law, may increase our exposure to the EU GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may reduce demand from companies subject to European data protection laws. Moreover, where we rely on SCCs, we must now evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. This evaluation will, in particular, include an assessment as to whether the types of personal data transferred pursuant to SCCs may be subject to government surveillance in the data importer’s country and an assessment as to whether the data importer can meet its contractual obligations under the SCCs. Although we rely primarily on individuals’ explicit consent to transfer their personal information from Europe to the United States and other countries, in certain cases we have relied or may rely on the Standard Contractual Clauses. If we are unable to rely on explicit consent to transfer individuals’ personal information from Europe, which can be revoked, or are required to implement another valid data transfer solution, we will face increased exposure to substantial fines under European data protection laws as well as injunctions against processing personal information from Europe. Inability to import personal information from the European Economic Area, United Kingdom or Switzerland may also restrict our clinical trial activities in Europe; limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense.

Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government initiated a process to leave the EU, known as Brexit. Following December 31, 2020, the EU GDPR’s data protection obligations continue to apply to the United Kingdom in substantially unvaried form under the so called “UK GDPR” by virtue of section 3 of the European Union (Withdrawal) Act 2018. Under the UK GDPR, companies not established in the United Kingdom but who process personal data in relation to the offering of goods or services to individuals in the United Kingdom, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover.

Additionally, other countries outside of Europe continue to enact or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. For example, Brazil enacted the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais or LGPD) (Law No. 13,709/2018), which broadly regulates the processing of personal information and imposes compliance obligations and penalties comparable to those of the EU GDPR.

Under the EU GDPR, regulators may impose substantial fines and penalties for non-compliance. Companies that violate the EU GDPR can face fines of up to the greater of 20 million Euros or 4% of their consolidated worldwide annual turnover (revenue) and restrictions or prohibitions on data processing. The EU also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR. The EU GDPR has increased our responsibility and liability in relation to personal information that we process, requiring us to put in place additional mechanisms to ensure compliance with the EU GDPR and other EU and international data protection rules. There may also be a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the required procedures.

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

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our, and our third party vendors’, information technology (IT) systems, and the availability of data related to our products, services and operations. IT systems and data are vulnerable to risks and damages from a variety of sources, including catastrophe or natural disaster, telecommunications or network failures, malicious human acts, breaches of security, cyber-attacks, loss of power or other natural or man-made events. Moreover, despite network security and back-up measures, we and our vendors frequently defend against and respond to data security attacks and incidents, and our, and =our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, computer viruses, software vulnerabilities, ransomware attacks and similar disruptive problems. If our business continuity and disaster recovery plans and procedures were disrupted, inadequate or unsuccessful in the event of a problem, we could experience a material adverse interruption of our operations.

Specifically, data security breaches, whether inadvertent or intentional, by employees or others, may expose proprietary information, trade secrets, personal information, clinical trial data or other sensitive data to unauthorized persons, impact the integrity, availability or confidentiality of our IT systems or data (including, but not limited to, data loss), or disrupt or interrupt our IT systems or operations. Our partners and vendors face similar risks and any security breach of their systems could adversely affect our security posture. Malicious attacks by third parties are of ever-increasing sophistication and can be made by groups and individuals with a wide range of motives (including, but not limited to, industrial espionage and financial motivation prompted by the enormous growth in ransomware over the past several years) and expertise, including organized criminal groups, “hacktivists,” nation states and others. Foreign, federal, and state laws or regulations allows for the imposition of civil liability, fines and/or corrective action on entities that improperly use or disclose the personal information of individuals, including through a data security breach. Accordingly, data security breaches experienced by us, our collaborators or contractors could lead to significant fines, required corrective action, loss of trade secrets or other intellectual property, or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to personal information, including personally identifiable information, patient information or protected health information, could result in civil liability, harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. If we are unable to adequately prevent, detect or respond to data security breaches or privacy violations, or implement satisfactory remedial measures in the wake of a data security incident, our operations could be disrupted, and we may suffer civil liability to our customers or individuals, loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data, or our clinical trials may be adversely impacted from data loss resulting in delayed regulatory approvals or other operational impacts. In addition, these breaches and other inappropriate access events can be difficult to detect, and any delay in identifying and responding to them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices or other remote working activity that access and process confidential information remotely increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures designed to protect our data security and information technology systems, no set of security measures is infallible, and these measures may not prevent such events.

For example, in March 2021, we learned we were the victim of a business email compromise during which an unauthorized party gained access to the email account of an employee in our finance department. It is estimated that the incident will result in a loss of approximately $0.8 million. We immediately notified law enforcement and relevant banks involved in the wire, which we are working to recover. At this time, we do not know if we will be able to recover this loss, which we understand was transferred to another country. Based on our investigation to date, the incident was financially motivated and impacted a single email account. In response to the incident, we conducted a review of our corporate information technology and email policies and are implementing additional security measures.

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

Our operations may be subject to various foreign, federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, physician sunshine laws, the EU GDPR and other regulations. These laws may impact, among other things, our research, sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by foreign, federal, and state governments in which we conduct our business. The laws that may affect our ability to operate include:

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

•	the Federal Food, Drug, and Cosmetic Act (FDCA), which, among other things, prohibits the adulteration and misbranding of drugs and biological products;
•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payors, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and

•

the EU GDPR and other EU member state data protection legislation, which require data controllers and processors, to adopt administrative, physical and technical safeguards to protect personal data, including health-related data, including mandatory contractual terms with third-party providers, requirements for establishing an appropriate legal basis for processing personal data, transparency requirements related to communications with data subjects regarding the processing their personal data, standards for obtaining consent from individuals to process their personal data, notification requirements to individuals about the processing of their personal data, an individual data rights regime, mandatory data breach notifications, limitations on the retention of personal data, increased requirements pertaining to health data, as well as strict rules and restrictions on the transfer of personal data outside of the EU, including to the United States.

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

Further, as a result of the COVID-19 pandemic, the extent and length of which is uncertain, we may be required to develop and implement additional clinical study policies and procedures designed to help protect study participants from the COVID-19 virus, which may include using telemedicine visits, remote monitoring of patients and clinical sites, and measures to ensure that data from clinical studies that may be disrupted as result of the pandemic are collected pursuant to the study protocol and consistent with GCPs, with any material protocol deviation reviewed and approved by the site Institutional Review Board (IRB). Missed scheduled patient appointments, any interruption in study drug supply, or other consequences that may result in incomplete data being generated during a study as a result of the pandemic must be adequately documented and justified. For example, on March 18, 2020, the FDA issued guidance on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, any disruption of the study as a result of the COVID-19 pandemic; a list of all study participants by unique subject identifier and by investigational site that were affected by the COVID-19 pandemic, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study.

Further, the FDA may continue to suspend or delay certain foreign inspections, and the EMA may also, and if there continues to be a suspension or delay in inspections, our product application reviews and potential approvals could be impacted or delayed. In response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. In May 2021, the FDA updated its guidance, first published in August 2020, clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic, including providing guidance regarding the conduct of clinical trials. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, or impact reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

10.1**#	2021 Inducement Plan.

31.1**	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2**	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1+

Certifications of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS**	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

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

Eiger BioPharmaceuticals, Inc.

Date: August 5, 2021	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: August 5, 2021	By:	/s/ Sriram Ryali
Sriram Ryali
Chief Financial Officer
(Principal Financial Officer)