Form 10-Q
period 2021-09-30
Eiger BioPharmaceuticals, Inc.
filed 2021-11-04
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 33,975,800.

EIGER BIOPHARMACEUTICALS, INC.

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Eiger,” and “the Company” refer to Eiger BioPharmaceuticals, Inc., Eiger BioPharmaceuticals, the Eiger logo and other trade names, trademarks or service marks of Eiger are the property of Eiger BioPharmaceuticals, Inc. This Quarterly Report on Form 10-Q contains references to our trademarks and to trademarks belonging to other entities. Trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q are the property of their respective holders. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by any other companies.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,255	$28,864
Short-term debt securities	36,051	99,976
Accounts receivable, net	2,762	—
Inventories	2,621	93
Prepaid expenses and other current assets	8,397	8,873
Total current assets	99,086	137,806
Long-term debt securities	35,093	—
Property and equipment, net	581	709
Operating lease right-of-use assets	777	1,176
Other assets	4,740	3,903
Total assets	$140,277	$143,594
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,753	$4,640
Accrued liabilities	11,579	11,405
Current portion of operating lease liabilities	608	582
Current portion of long-term debt, net	3,072	—
Total current liabilities	22,012	16,627
Long-term debt, net	28,524	31,194
Operating lease liabilities	276	738
Total liabilities	50,812	48,559
Stockholders’ equity:
Common stock	34	34
Additional paid-in capital	408,079	401,509
Accumulated other comprehensive income (loss)	1	(8)
Accumulated deficit	(318,649)	(306,500)
Total stockholders’ equity	89,465	95,035
Total liabilities and stockholders’ equity	$140,277	$143,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Product revenue, net	$3,039	$—	$8,782	$—
Costs and operating expenses:
Cost of sales	318	—	641	—
Research and development	18,106	9,810	46,250	29,045
Selling, general and administrative	6,466	5,027	17,916	15,141
Total costs and operating expenses	24,890	14,837	64,807	44,186
Loss from operations	(21,851)	(14,837)	(56,025)	(44,186)
Interest expense	(894)	(906)	(2,659)	(2,681)
Interest income	35	76	119	629
Other income (expense), net	503	(13)	46,462	(7)
Loss before provision for income taxes	(22,207)	(15,680)	(12,103)	(46,245)
Provision for income taxes	16	—	46	—
Net loss	$(22,223)	$(15,680)	$(12,149)	$(46,245)
Net loss per common share:
Basic and diluted	$(0.65)	$(0.52)	$(0.36)	$(1.74)
Weighted-average common shares outstanding:
Basic and diluted	33,946,559	29,879,135	33,922,080	26,639,201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(22,223)	$(15,680)	$(12,149)	$(46,245)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale debt securities, net	7	(29)	9	(26)
Comprehensive loss	$(22,216)	$(15,709)	$(12,140)	$(46,271)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	33,878,486	$34	$401,509	$(8)	$(306,500)	$95,035
Issuance of common stock upon exercise of stock options	19,150	—	166	—	—	166
Vesting of common stock issued under Product Development Agreement	—	—	53	—	—	53
Issuance of common stock upon ESPP purchase	19,928	—	136	—	—	136
Issuance of common stock upon release of restricted stock units	33,750	—	—	—	—	—
Stock-based compensation expense	—	—	1,549	—	—	1,549
Unrealized gain on available-for-sale debt securities, net	—	—	—	3	—	3
Net income	—	—	—	—	29,248	29,248
Balance at March 31, 2021	33,951,314	34	403,413	(5)	(277,252)	126,190
Vesting of common stock issued under Product Development Agreement	—	—	52	—	—	52
Stock-based compensation expense	—	—	2,058	—	—	2,058
Unrealized loss on available-for-sale debt securities, net	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(19,174)	(19,174)
Balance at June 30, 2021	33,951,314	34	405,523	(6)	(296,426)	109,125
Vesting of common stock issued under Product Development Agreement	—	—	62	—	—	62
Issuance of common stock upon exercise of stock options	6,795	—	43	—	—	43
Issuance of common stock upon ESPP purchase	17,691	—	121	—	—	121
Stock-based compensation expense	—	—	2,330	—	—	2,330
Unrealized gain on available-for-sale debt securities, net	—	—	—	7	—	7
Net loss	—	—	—	—	(22,223)	(22,223)
Balance at September 30, 2021	33,975,800	34	408,079	1	(318,649)	89,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	24,523,381	$24	$297,863	$42	$(241,449)	$56,480
Issuance of common stock upon exercise of stock options	2,895	—	30	—	—	30
Vesting of common stock issued under Product Development Agreement	—	—	53	—	—	53
Issuance of common stock upon ESPP purchase	11,332	—	83	—	—	83
Issuance of common stock upon offering at-the -market, net of issuance costs of $221	32,751	—	191	—	—	191
Stock-based compensation expense	—	—	1,629	—	—	1,629
Unrealized loss on available-for-sale debt securities, net	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(15,239)	(15,239)
Balance at March 31, 2020	24,570,359	24	299,849	36	(256,688)	43,221
Issuance of common stock upon offering at-the -market, net of issuance costs of $786	2,612,476	3	28,577	—	—	28,580
Issuance of common stock upon exercise of stock options	58,805	—	490	—	—	490
Vesting of common stock issued under Product Development Agreement	—	—	55	—	—	55
Stock-based compensation expense	—	—	1,462	—	—	1,462
Unrealized gain on available-for-sale debt securities, net	—	—	—	9	—	9
Net loss	—	—	—	—	(15,326)	(15,326)
Balance at June 30, 2020	27,241,640	$27	$330,433	$45	$(272,014)	$58,491
Vesting of common stock issued under Product Development Agreement	—	—	56	—	—	56
Issuance of common stock upon ESPP purchase	14,313	—	103	—	—	103
Issuance of common stock upon offering at-the -market, net of issuance costs of $1,575	4,660,086	5	48,559	—	—	48,564
Stock-based compensation expense	—	—	1,445	—	—	1,445
Unrealized loss on available-for-sale debt securities, net	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(15,680)	(15,680)
Balance at September 30, 2020	31,916,039	32	380,596	16	(287,694)	92,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities
Net loss	$(12,149)	$(46,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of priority review voucher	(46,493)	—
Income related to asset purchase agreement	(281)	—
Depreciation and amortization	203	112
Amortization of debt securities premiums and discounts	658	(33)
Non-cash interest expense	577	593
Amortization of operating lease right-of-use assets	399	354
Common stock issued under Product Development Agreement	167	164
Stock-based compensation	5,937	4,536
Change in operating assets and liabilities:
Accounts receivable	(2,762)	—
Inventories	(2,528)	—
Prepaid expenses and other current assets	493	(4,418)
Other assets	(837)	(1,270)
Accounts payable	2,218	1,836
Accrued liabilities	257	(2,893)
Operating lease liabilities	(436)	(406)
Net cash used in operating activities	(54,577)	(47,670)
Investing activities
Purchase of debt securities available-for-sale	(71,447)	(92,480)
Proceeds from maturities of debt securities available-for-sale	99,630	74,767
Proceeds related to asset purchase agreement	281	—
Proceeds from sale of priority review voucher	95,000	—
Payments related to priority review voucher	(48,507)	—
Purchase of property and equipment	(92)	(107)
Net cash provided by (used in) investing activities	74,865	(17,820)
Financing activities
Issuance of common stock upon offering at-the-market, net of issuance costs	—	77,404
Proceeds from issuance of common stock upon stock option exercises	209	520
Proceeds from issuance of common stock upon ESPP purchase	277	186
Payment of debt issuance costs	(175)	—
Payment of deferred offering costs	(208)	—
Net cash provided by financing activities	103	78,110
Net increase in cash and cash equivalents	20,391	12,620
Cash and cash equivalents at beginning of period	28,864	39,373
Cash and cash equivalents at end of period	$49,255	$51,993

Supplemental disclosure of cash flow information:
Interest paid	$2,082	$2,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Eiger BioPharmaceuticals, Inc. (the Company or Eiger) was incorporated in the State of Delaware on November 6, 2008. Eiger is a commercial-stage biopharmaceutical company focused on the development and commercialization of well-characterized drugs and biologics for serious rare and ultra-rare diseases with high unmet medical needs. Eiger has reported positive proof-of-concept clinical results across all of our programs. All five of our rare disease programs have FDA Breakthrough Therapy Designation.

Eiger’s lead clinical programs are focused on the development of complementary, foundational treatments for Hepatitis Delta Virus (HDV), the most severe form of viral hepatitis, for which there is currently no FDA-approved therapy. Lonafarnib is a first-in-class oral farnesylation inhibitor and peginterferon lambda is a first-in-class, type III, well-tolerated interferon. Both lonafarnib and peginterferon lambda are in global Phase 3 trials.

The FDA approved the Company’s first commercial product, Zokinvy® (lonafarnib) to reduce the risk of mortality in Hutchinson-Gilford Progeria Syndrome (HGPS or Progeria), and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, ultra-rare and rapidly fatal genetic conditions of accelerated aging in children, on November 20, 2020. Eiger’s Marketing Authorization Application (MAA) is under review with the European Medicines Agency (EMA) with an opinion from the Committee for Medicinal Products for Human Use (CHMP) expected around the end of 2021.

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

Liquidity

As of September 30, 2021, the Company had $85.3 million of cash, cash equivalents and short-term securities, comprised of $49.3 million of cash and cash equivalents and $36.0 million of short-term debt securities available-for-sale. As of September 30, 2021, the Company also had $35.1 million of long-term debt securities available-for-sale. The Company had an accumulated deficit of $318.6 million and negative cash flows from operating activities as of September 30, 2021. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and until it does, the Company will need to continue to raise additional capital.

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

The Company had no allowance as of September 30, 2021 and December 31, 2020. The Company had no bad debt expense for the three and nine months ended September 30, 2021 and 2020.

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

The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write-downs for excess, defective, and obsolete inventory are recorded as a cost of sales. There have been no write-downs of inventories for the periods presented.

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

Prompt payment discounts: The Company provides a discount to the Customer if it pays for purchases within 30 days. The Company expects that its Customer will earn prompt payment discounts and uses the most likely amount method for estimating such discounts. As a result, when revenues are recognized, the Company deducts the full amount of the prompt payment discounts from total product revenues and record these discounts as a reduction of accounts receivable.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The standard provides optional expedients for facilitating the effects of the reference rate reform on financial reporting. For the Company, there are two applicable optional expedients for contract modifications permitted for contracts that are modified because of the reference rate reform and meet the scope guidance. The modifications of contracts within the scope of ASC Topic 470 should be accounted for prospectively adjusting the effective interest rate. The modifications of contracts within the scope of ASC Topic 842 should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required under ASC Topic 842 for modifications not accounted for as separate contracts. The pronouncement is effective for all entities as of March 12, 2020 through December 31, 2022. In October 2021, the Company amended its Oxford Loan to replace its floating interest rate with the LIBOR replacement rate (see Notes 8 and 13). The Company will adopt this standard when LIBOR is discontinued and does not expect the adoption to have a material impact on its consolidated financial statements.

3.	Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of September 30, 2021 and December 31, 2020, the carrying amount of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimated fair value due to their relatively short maturities. Management believes the terms of its long-term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s debt securities consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of September 30, 2021 and December 31, 2020.

There were no transfers into or out of Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$42,394	$—	$—	$42,394
Corporate debt securities	—	40,787	—	40,787
U.S. government bonds	—	30,357	—	30,357
Total	$42,394	$71,144	$—	$113,538

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$20,846	$—	$—	$20,846
Corporate debt securities	—	33,941	—	33,941
Commercial paper	—	21,980	—	21,980
U.S. treasury bills	—	39,995	—	39,995
U.S. government bonds	—	4,060	—	4,060
Total	$20,846	$99,976	$—	$120,822

There were no financial liabilities as of September 30, 2021 and December 31, 2020.

The following tables summarize the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses (in thousands):

	September 30, 2021
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$42,394	$—	$—	$42,394
Total cash equivalents	$42,394	$—	$—	$42,394
Debt securities:
Corporate debt securities	$40,799	$—	$(12)	$40,787
U.S. government bonds	30,344	13	—	30,357
Total debt securities	$71,143	$13	$(12)	$71,144
Classified as:
Cash equivalents				$42,394
Short-term debt securities				36,051
Long-term debt securities				35,093
				$113,538

	December 31, 2020
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$20,846	$—	$—	$20,846
Total cash equivalents	$20,846	$—	$—	$20,846
Debt securities:
Corporate debt securities	$33,952	$1	$(12)	$33,941
Commercial paper	21,980	—	—	21,980
U.S. treasury bills	39,992	3	—	39,995
U.S. government bonds	4,060	—	—	4,060
Total debt securities	$99,984	$4	$(12)	$99,976
Classified as:
Cash equivalents				20,846
Short-term debt securities				99,976
				$120,822

The Company periodically reviews the available-for-sale securities for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the nine months ended September 30, 2021, the Company did not recognize any other-than-temporary impairment losses. All debt securities with unrealized losses have been in a loss position for less than 12 months.
4.	Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$1,008	$—
Work-in-progress	1,498	34
Finished goods	115	59
Total inventories	$2,621	$93

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid contract manufacturing costs	$4,075	$6,126
Prepaid research costs	2,041	1,177
Prepaid insurance	927	448
Other	1,354	1,122
Total prepaid expenses and other current assets	$8,397	$8,873

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Contract research costs	$4,646	$6,062
Compensation and related benefits	2,241	3,169
Contract manufacturing costs	2,503	1,167
Product revenue reserves	1,380	—
Other	809	1,007
Total accrued liabilities	$11,579	$11,405

5.	Product Development Agreement

Product Development Agreement

On August 11, 2018, the Company entered into a Product Development Agreement and a First Project Agreement (the Product Agreements), pursuant to which the Company will receive development program support services for its HDV program. The services are to be provided from July 1, 2018 through the new drug application (NDA) filing. As consideration, the Company has committed to pay fees of approximately $10.0 million in cash and stock over four years, including approximately $0.8 million for expert consultant fees and pass through costs to vendors, plus certain incentive-based regulatory milestone fees up to $1.0 million. As part of the aggregate payment, the Company issued 115,526 shares of common stock subject to quarterly vesting requirements related to successful performance of the services and achievement of budget timeline set forth in the Product Agreements. The Product Agreements can be terminated by either party due to material breach or by the Company without cause with 90 days prior written notice. For the three and nine months ended September 30, 2021, the Company recognized research and development expense of $0.1 million and $0.2 million, respectively, related to the shares issued under the Product Agreements. Additionally, as of September 30, 2021, the total unrecognized compensation expense related to unvested restricted shares was $0.1 million, which the Company expects to recognize over an estimated weighted-average period of 0.5 years.
6.	Asset Purchase Agreements and Related License Agreements

Asset Purchase Agreement with AbbVie Inc.

On November 20, 2020, Eiger entered into an asset purchase agreement (the APA) with AbbVie, Inc. (AbbVie) to sell its rare pediatric disease priority review voucher (the PRV), which was awarded on November 20, 2020 upon FDA approval of Zokinvy. The APA contains customary representations, warranties, covenants, and indemnification provisions subject to certain limitations.

In consideration for the PRV, AbbVie agreed to pay the Company $95.0 million. The transaction closed in January 2021. Such consideration was shared with the Progeria Research Foundation (PRF) in accordance with the terms of the PRF Collaboration and Supply Agreement, pursuant to which the Company and PRF will equally share any net proceeds from the sale of a priority review voucher that the Company may receive as the sponsor of a rare pediatric disease product application. The Company retained $46.5 million of proceeds from the sale of the PRV, net of related payments, and recorded the amount in other income, net in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2021.

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

In September 2020, Theragene entered into an Asset Purchase Agreement with a third party for the sale of MYDICAR. Under the terms of the Theragene APA between the Company and Theragene, the Company is eligible to receive 25% of any upfront, licensee fee, milestone or other payment (other than royalty payments) received by Theragene from the sale or sublicense of MYDICAR, within 30 days of receipt of such payments by Theragene. As such, during the three and nine months ended September 30, 2021, the Company recognized zero and $0.3 million in other income, net, respectively. The Company expects to receive an additional $0.1 million subsequent to September 30, 2021.
8.	Debt

In December 2016, the Company entered into an aggregate $25.0 million loan with Oxford Finance LLC (the Oxford Loan) with a maturity date of July 1, 2021.  The Company borrowed $15.0 million in December 2016 (Tranche A). In May 2018, the Company entered into an amendment to the Oxford Loan and borrowed $5.0 million (Tranche B). On August 3, 2018, the Company borrowed the remaining $5.0 million (Tranche C) under the Oxford Loan.

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

The Amended Oxford Loan bears interest at a floating rate per annum equal to the greater of either the 30-day U.S. Dollar LIBOR reported in the Wall Street Journal plus 6.64% or 9.15%. At the time of final payment, the Company is required to pay an exit fee of 7.5% of the original principal balance of borrowed funds, or $2.3 million. In addition, the Company is required to pay an additional exit fee of $1.0 million. The Company recorded as a liability and debt discount the exit fee for the Amended Oxford Loan. At the date of the Amended Oxford Loan, the Company paid $0.9 million for the accrued portion of the Oxford Loan exit fee and the Tranche B additional exit fee. On October 6, 2021, the Company entered into the sixth amendment to the Oxford Loan to replace the floating rate with the LIBOR replacement rate upon a LIBOR transition event (see Note 13).

The Company is also required to pay a 5.0% success fee of the total amount drawn under the Amended Oxford Loan within 30 days following the FDA’s approval of the Company’s first product, excluding Zokinvy for treatment of Progeria and processing-deficient progeroid laminopathies. This fee is enforceable within 10 years from the funding of Amended Tranche A. The Company determined that the success fee met the scope exemption from derivative accounting and should be accounted for under the guidance for contingencies. Accordingly, the Company will record a liability for the success fee upon receipt of approval from the FDA. The Amended Oxford Loan includes contingent interest features and mandatory prepayment features upon an event of default that meet the definition of a derivative but were not bifurcated from the debt instrument as their fair value was deemed to be insignificant. In connection with the execution of the Oxford Loan, the Company agreed to certain customary representations and warranties.

The refinancing of the Oxford Loan did not have a material impact on terms, conditions, representations, warranties, covenants or agreements set forth in the Oxford Loan. The loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If the Company is unable to comply with these covenants or if the Company defaults on any portion of the outstanding borrowings, the lenders can also impose a 5.0% penalty, restrict access to additional borrowings under the loan and security agreement, and accelerate the maturity of the debt. As of September 30, 2021, the Company was in compliance with all covenants.

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

The Company accounts for the amortization of the debt discount utilizing the effective interest method. Long-term debt and unamortized discount balances are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Face value of long-term debt	$30,000	$30,000
Exit fee	3,277	3,277
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(1,681)	(2,083)
Total long-term debt, net	31,596	31,194
Less: current portion of long-term debt	(3,072)	—
Long-term debt, net	$28,524	$31,194

9.	Stock-Based Compensation

During the second quarter of 2021, the Company approved the 2021 Inducement Plan to reserve 850,000 shares of its common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of September 30, 2021, there were 625,000 shares remaining available to be issued under the 2021 Inducement Plan.

The following table summarizes stock option activity under the Company’s stock-based compensation plans during the nine months ended September 30, 2021 (in thousands, except option and share data):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	1,021,109	3,697,075	$10.81	7.55	$9,048
Additional options authorized	2,543,924
Granted	(1,723,785)	1,723,785	$9.13
Restricted stock units granted	(371,500)	—
Performance stock units granted	(240,000)	—
Exercised	—	(25,945)	$8.07
Forfeited	16,823	(16,823)	$9.41
Restricted stock units forfeited	1,875	—
Outstanding as of September 30, 2021	1,248,446	5,378,092	$10.29	7.70	$1,489
Vested and exercisable as of September 30, 2021		2,768,024	$11.25	6.54	$1,016

During the three and nine months ended September 30, 2021, the weighted-average grant date fair value of options granted were $4.65 and $6.78 per share, respectively. During the three and nine months ended September 30, 2020, the weighted-average grant date fair value of options granted were $7.18 and $4.78 per share, respectively.

The Company records stock-based compensation of stock options granted by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizes the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (in years)	5.77-6.08	6.08	5.27-6.08	5.27-6.08
Contractual term (in years)	—	—	—	10.00
Volatility	70.72%-71.62%	74.00%	70.72%-100.87%	73.00%-77.00%
Risk free interest rate	0.89%-1.15%	0.39%	0.62%-1.16%	0.39%-1.37%
Dividend yield	—	—	—	—

Restricted Stock Units and Performance Stock Units

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

In the third quarter of 2021, the Company granted performance stock units (PSUs) pursuant to the Restated 2013 Plan. Each PSU, which is a stock award, is earned through the achievement of a performance-based metric over a defined performance period. The length of the defined performance period, the performance-based metric to be achieved during the defined performance period, and the measure of whether and to what degree such performance-based metric has been achieved will be conclusively determined by the compensation committee of the Company’s board of directors, in its sole discretion. The estimated fair value of equity awards that contain performance conditions is expensed over the term of the award once the Company has determined that it is probable that performance conditions will be satisfied. During the three and nine months ended September 30, 2021, the Company granted 240,000 PSUs with a weighted-average grant date fair value of $8.15 per share. As of September 30, 2021, no PSUs have vested as the performance-based metrics of the PSUs have not yet been achieved.

During the three months ended September 30, 2021, the Company granted 168,000 RSUs with a weighted-average grant date fair value of $8.15 per share. There were no RSUs granted during the three months ended September 30, 2020. During the nine months ended September 30, 2021 and 2020, the Company granted 371,500 and 37,500 RSUs, respectively, with a weighted-average grant date fair value of $9.16 and $6.95 per share, respectively.

In relation to the RSUs granted, the Company recognized $0.4 million and $0.1 million in stock-based compensation expense for the three months ended September 30, 2021 and 2020, respectively, and $0.7 million and $0.1 million in stock-based compensation expense for the nine months ended September 30, 2021 and 2020, respectively, which were included in selling, general and administrative expenses. As of September 30, 2021, the total unrecognized compensation expense related to unvested RSUs and PSUs was $4.7 million, which the Company expects to recognize over an estimated weighted-average period of 3.0 years.

The following table summarizes RSU and PSU activity and weighted average grant date fair value for the nine months ended September 30, 2021:

	Shares	Weighted- Average Grant Date Fair Value
Unvested shares as of December 31, 2020	37,500	$6.95
Granted	611,500	$8.76
Vested	(33,750)	$6.35
Forfeited	(1,875)	$9.99
Unvested shares as of September 30, 2021	613,375	$8.78

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$686	$367	$1,627	$1,154
Selling, general and administrative	1,644	1,078	4,310	3,382
Total	$2,330	$1,445	$5,937	$4,536

As of September 30, 2021, the total unrecognized compensation expense related to unvested options was $16.8 million, which the Company expects to recognize over an estimated weighted average period of 2.8 years.

10.	Income Taxes

The Company’s provision for income taxes was approximately $16,000 and $46,000 for the three and nine months ended September 30, 2021, respectively, with an effective tax rate of 0.3% for the nine months ended September 30, 2021. The Company did not record tax expense for the three and nine months ended September 30, 2020 due to the Company’s loss position and full valuation allowance. The effective tax rate in each period differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company’s deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The tax expense recorded for the three and nine months ended September 30, 2021 relates to state taxes.

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

The maturity of the Company’s operating lease liabilities as of September 30, 2021 were as follows (in thousands):

Undiscounted lease payments	September 30, 2021
Remaining in 2021	$162
2022	662
2023	113
2024	1
Total undiscounted payments	938
Less: imputed interest	54
Present value of future lease payments	884
Less: current portion of operating lease liabilities	608
Operating lease liabilities	$276

Rent expense recognized for the Company’s operating leases was $0.1 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.4 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for the operating leases were $23,000 for the three months ended September 30, 2021 and 2020 and $0.1 million for the nine months ended September 30, 2021 and 2020.

The operating cash outflows for the operating lease liabilities were $0.5 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the weighted-average remaining lease terms were 1.4 years and 2.1 years, and weighted-average discount rates were 9.15% and 9.15%, respectively.

12.	Net Loss Per Share

Basic net loss per share of common stock is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Since the Company was in a loss position for the three months ended September 30, 2021 and 2020, and nine months ended September 30, 2021 and 2020, diluted net loss per share is the same as basic net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method.

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Options to purchase common stock	5,378,092	3,774,680	5,378,092	3,774,680
Restricted stock units (unvested)	627,088	37,500	627,088	37,500
ESPP	36,431	90,870	37,409	92,821
Total	6,041,611	3,903,050	6,042,589	3,905,001

13.	Subsequent Events

On October 6, 2021, the Company entered into the sixth amendment to the Oxford Loan. Prior to the sixth amendment, the Amended Oxford Loan currently bears interest at a floating rate per annum equal to the greater of either the 30-day U.S. Dollar LIBOR reported in the Wall Street Journal plus 6.64% or 9.15%. The latest amendment replaces this rate with the LIBOR replacement rate upon a LIBOR transition event. As a result, the Amended Oxford Loan will bear interest at the LIBOR replacement rate which is the sum of the alternate benchmark rate and the LIBOR replacement spread. An estimate of the impact of the change to the LIBOR replacement rate on the financial statements cannot be made until the occurrence of the LIBOR transition event. The Company does not expect the impact of this change to be material.

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

Overview

We are a commercial-stage biopharmaceutical company focused on the development and commercialization of well-characterized drugs for serious rare and ultra-rare diseases with high unmet medical needs. Our lead clinical programs focus on the development of complementary, foundational therapies for Hepatitis Delta Virus (HDV), the most severe form of viral hepatitis, for which there is currently no FDA-approved therapy. We have reported positive proof-of-concept clinical results across all our programs. All five of our rare disease programs have FDA Breakthrough Therapy Designation.

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

We are developing two complementary treatments for HDV. Lonafarnib is a first-in-class oral farnesylation inhibitor and peginterferon lambda is a first-in-class, type III, well-tolerated interferon. Both lonafarnib and peginterferon lambda are in global Phase 3 trials.

The pivotal Phase 3 D-LIVR study (N=400) of lonafarnib boosted with ritonavir in HDV is ongoing and has recently completed enrollment of over 400 patients. The study spans approximately 20 countries and over 100 sites and has potential to generate data for two lonafarnib-based ritonavir-boosted regimens for approval. An all-oral arm of lonafarnib boosted with ritonavir and a combination arm of lonafarnib boosted with ritonavir combined with pegylated interferon-alfa-2a will each be compared to placebo.

Peginterferon lambda is our second program in development for HDV and is entering Phase 3. We have concurrence with the FDA and EMA on a single pivotal Phase 3 study called LIMT-2 (N=150). Peginterferon lambda is a first-in-class, type III, well-tolerated interferon. We previously reported Phase 2 LIMT-1 (peginterferon lambda monotherapy) study results (N=33) where we observed, after 48 weeks of treatment, a durable virologic response (DVR) or below the limit of quantification (BLQ) at 24 weeks post-treatment in 36% of patients.

We have also generated data from the combination of lonafarnib and peginterferon lambda for treatment of HDV. In the Phase 2 LIFT study, 26 HDV patients were treated for 24 weeks with a combination of our two proprietary products, peginterferon lambda and lonafarnib boosted by ritonavir. The end-of-study results based on a per-protocol analysis reported in November 2020 showed that 77% of patients achieved the primary endpoint of ≥ 2 log decline in HDV RNA at Week 24 and 50% of patients were HDV RNA BLQ or undetectable. At end of 24 weeks follow-up, 23% of patients maintained HDV RNA BLQ or undetectable; 55% of patients demonstrated improvement in histology. Adverse events were mostly mild to moderate.

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

The FDA approved our first commercial product, Zokinvyâ (lonafarnib) to reduce risk of mortality of Hutchinson-Gilford Progeria Syndrome (HGPS or Progeria) and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, ultra-rare and rapidly fatal genetic conditions of accelerated aging in children, on November 20, 2020. Our Marketing Authorization Application (MAA) is under review with the EMA, and we expect an opinion from the CHMP around the end of 2021.

We commercially launched Zokinvy in the U.S. in January 2021 and started to record product revenue in first quarter 2021. We have historically incurred operating losses in each year since inception and were profitable during the nine months ended September 30, 2021 due to the one-time gain from the sale of a priority review voucher issued upon the FDA approval of Zokinvy. However, we expect to incur losses for the foreseeable future. We had net loss of $22.2 million and $15.7 million for the three months ended September 30, 2021 and 2020, respectively. We had net loss of $12.1 million for the nine months ended September 30, 2021 and net loss of $46.2 million for the nine months ended September 30, 2020. As of September 30, 2021, we had an accumulated deficit of $318.6 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

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

Recent Developments

Completion of Enrollment of D-LIVR, the Largest Phase 3 Study in Hepatitis Delta Virus (HDV), Investigating Lonafarnib, the Only Oral Agent in Development for HDV

In November 2021, we announced completion of enrollment in the Phase 3 D-LIVR study evaluating two different treatment regimens containing Lonafarnib, our first-in-class oral prenylation inhibitor, for the treatment of chronic Hepatitis Delta Virus (HDV) infection. The two regimens include all-oral Lonafarnib boosted with ritonavir and in combination with peginterferon alfa. The D-LIVR study spans over 100 clinical sites across over 20 countries and is the largest Phase 3 study ever conducted in chronic HDV infection. Over 400 patients have now been enrolled in D-LIVR. Eiger is planning for topline data release by the end of 2022.

Approval of Cohort Temporary Use Authorization Program (ATU) in France for Zokinvy® for Progeria in France

In November 2021, we announced that the French National Agency for Medicines and Health Products Safety (Agence nationale de sécurité du médicament et des produits de santé, or ANSM) authorized a cohort ATU for Zokinvy for Progeria. In France, ATUs are reserved for products whose efficacy and safety are “strongly presumed” based on clinical trial data and whose therapeutic indication targets a serious, rare or disabling disease lacking appropriate treatment.

Positive Interim Analysis and Continuation of Dosing of Peginterferon Lambda in Phase 3 TOGETHER Study of Newly Diagnosed COVID-19 Outpatients

In September 2021, we announced that an independent Data Safety Monitoring Board (DSMB) recommended that investigators continue enrollment of the peginterferon lambda arm in the Phase 3 TOGETHER investigator-sponsored platform study. The per protocol interim futility analysis was based on a sample size of 453 patients, randomized 1:1 active treatment to placebo. Peginterferon Lambda is currently the only remaining investigational agent in TOGETHER.

Appointment of Erik Atkisson as General Counsel and Chief Compliance Officer

In September 2021, we announced the appointment of Erik Atkisson as Eiger’s General Counsel and Chief Compliance Officer. Mr. Atkisson brings over twenty years of experience to Eiger, and was most recently Chief Compliance Officer, Legal Counsel, and Privacy Officer at Cytokinetics, Incorporated, where he was responsible for legal matters related to corporate securities, licensing, partnerships and collaborations, and compliance. Mr. Atkisson earned a B.A. from Harvard University, an M.Sc. from University of Edinburgh, and J.D. from Georgetown University Law Center.

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

The largest component of our operating expenses has historically been the investment in clinical trials, including contract manufacturing arrangements, clinical trial material related costs and other research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product candidates:
Lonafarnib	$9,276	$6,082	$24,609	$18,997
Peginterferon Lambda	5,379	1,061	12,292	2,238
Avexitide	507	431	1,303	1,632
Internal research and development costs	2,944	2,236	8,046	6,178
Total research and development expense	$18,106	$9,810	$46,250	$29,045

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

Product revenue, net

We received FDA approval for our first product, Zokinvy, to reduce the risk of mortality in Progeria, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, ultra-rare and rapidly fatal genetic conditions of accelerated aging in children, in November 2020 which we launched in the United States in January 2021. We currently have one customer, a specialty pharmacy provider, that subsequently dispenses the product directly to patients. We recognize product revenue when the customer obtains control of its product, which occurs at a point in time, typically upon delivery to the customer as the delivery of the product is our only performance obligation.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		$	%
	2021	2020	Change	Change
Product revenue, net	$3,039	$—	$3,039	*
Costs and operating expenses:
Cost of sales	318	—	318	*
Research and development	18,106	9,810	8,296	85%
Selling, general and administrative	6,466	5,027	1,439	29%
Total costs and operating expenses	24,890	14,837	10,053	68%
Loss from operations	(21,851)	(14,837)	(7,014)	47%
Interest expense	(894)	(906)	12	*
Interest income	35	76	(41)	(54)%
Other income (expense), net	503	(13)	516	*
Loss before provision for income taxes	(22,207)	(15,680)	(6,527)	42%
Provision for income taxes	16	—	16	*
Net loss	$(22,223)	$(15,680)	$(6,543)	42%

*Percentage not meaningful or not material.

Product revenue, net

Product revenue, net consists of sales of Zokinvy, which was approved by the FDA in November 2020 and launched commercially in January 2021.

Cost of sales

Cost of sales of $0.3 million for the three months ended September 30, 2021, is related to certain costs associated with Zokinvy that were incurred after FDA approval. Prior to receiving FDA approval in November 2020, we recorded all Zokinvy manufacturing costs incurred as research and development expense. We expect to sell inventory previously expensed to research and development over approximately the current year, and accordingly we expect our costs of product sales of Zokinvy to increase as a percentage of net sales in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product.

Research and development expenses

Research and development expenses increased by $8.3 million to $18.1 million for the three months ended September 30, 2021, from $9.8 million for the same period in 2020. The increase was primarily due to a $8.2 million increase in contract manufacturing and clinical expenditures due to an increase in clinical program activities and a $0.8 million increase in headcount related expenses, including stock-based compensation expense. It was partially offset by a $0.7 million decrease in outside services, including consulting and advisory services.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1.5 million to $6.5 million for the three months ended September 30, 2021, from $5.0 million for the same period in 2020. The increase was primarily due to a $0.8 million increase in outside services, including consulting, advisory and accounting services, and a $0.8 million increase in headcount related expenses, including stock-based compensation expense. It was partially offset by a $0.1 million decrease in sales and marketing expenses.

Other income (expense), net

Other income, net increased by $0.5 million compared to the same period in 2020. The increase was primarily due to proceeds from a corporate insurance settlement.

Provision for income taxes

Provision for income taxes increased by $16,000 compared to the same period in 2020. The increase was primarily due to the tax expense related to state taxes.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,		$	%
	2021	2020	Change	Change
Product revenue, net	$8,782	$—	$8,782	*
Costs and operating expenses:
Cost of sales	641	—	641	*
Research and development	46,250	29,045	17,205	59%
Selling, general and administrative	17,916	15,141	2,775	18%
Total costs and operating expenses	64,807	44,186	20,621	47%
Loss from operations	(56,025)	(44,186)	(11,839)	27%
Interest expense	(2,659)	(2,681)	22	*
Interest income	119	629	(510)	(81)%
Other income (expense), net	46,462	(7)	46,469	*
Loss before provision for income taxes	(12,103)	(46,245)	34,142	(74)%
Provision for income taxes	46	—	46	*
Net loss	$(12,149)	$(46,245)	$34,096	(74%)

*Percentage not meaningful or not material.

Product revenue, net

Product revenue, net consists of sales of Zokinvy, which was approved by the FDA in November 2020 and launched commercially in January 2021.

Cost of sales

Cost of sales of $0.6 million for the nine months ended September 30, 2021, is related to certain costs associated with Zokinvy incurred after FDA approval. Prior to receiving FDA approval for Zokinvy in November 2020, we recorded all manufacturing costs incurred as research and development expense. We expect to sell inventory previously expensed to research and development over approximately the current year, and accordingly we expect our costs of product sales of Zokinvy to increase as a percentage of net sales in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product.

Research and development expenses

Research and development expenses increased by $17.2 million to $46.2 million for the nine months ended September 30, 2021, from $29.0 million for the same period in 2020. The increase was primarily due to an $16.6 million increase in contract manufacturing and clinical expenditures due to an increase in clinical program activities and a $1.4 million increase in headcount related expenses, including stock-based compensation expense. It was partially offset by a $0.8 million decrease in outside services, including consulting and advisory services.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $2.8 million to $17.9 million for the nine months ended September 30, 2021, from $15.1 million for the same period in 2020. The increase was primarily due to a $1.7 million increase in outside services, including consulting and advisory services, and a $1.3 million increase in headcount related expenses, including stock-based compensation expense, partially offset by a $0.2 million decrease in sales and marketing expenses.

Interest income

Interest income decreased by $0.5 million to $0.1 million for the nine months ended September 30, 2021 from $0.6 million for the same period in 2020. The decrease was primarily due to a decrease in interest rates on money market funds and available-for-sale securities.

Other income (expense), net

Other income, net increased by $46.5 million compared to the same period in 2020. The increase was primarily due to net proceeds received from the sale of our rare pediatric disease priority review voucher to AbbVie Inc., which closed in January 2021.

Provision for income taxes

Provision for income taxes increased by $46,000 compared to the same period in 2020. The increase was primarily due to the tax expense related to state taxes.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2021, we had $85.3 million of cash, cash equivalents and short-term debt securities, comprised of $49.3 million of cash and cash equivalents and $36.0 million of short-term debt securities available-for-sale, and an accumulated deficit of $318.6 million. In addition, as of September 30, 2021, we had $35.1 million of long-term debt securities available-for-sale.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(54,577)	$(47,670)
Net cash provided by (used in) investing activities	74,865	(17,820)
Net cash provided by financing activities	103	78,110
Net increase in cash and cash equivalents	$20,391	$12,620

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2021 was $54.6 million, which primarily consisted of a net loss of $12.1 million, a $46.5 million gain from sale of priority review voucher and $0.3 million income related to asset purchase agreement which were partially offset by stock-based compensation expense of $5.9 million, non-cash interest expense of $0.6 million, amortization of debt securities premiums and discounts of $0.7 million, amortization of operating lease right-of-use assets of $0.4 million, depreciation and amortization of $0.2 million, and common stock issued under Product Development Agreement of $0.2 million. Additionally, cash used in operating activities reflected changes in net operating assets of $3.6 million due to an increase of $2.5 million in inventories, an increase of $2.8 million in accounts receivable, a decrease of $0.4 million in operating lease liabilities, and an increase of $0.8 million in other assets, partially offset by an overall increase of $2.4 million in accounts payable and accrued liabilities primarily due to the timing of payments, and by a decrease of $0.5 million in prepaid expenses and other current assets.

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

Cash flows from investing activities

Cash used in investing activities was $74.9 million for the nine months ended September 30, 2021, primarily consisting of $99.6 million of proceeds from maturities of debt securities, $46.5 million of net proceeds received from the sale of our priority review voucher, and $0.2 million of proceeds pursuant to our asset purchase agreement with Theragene, which were partially offset by $71.4 million of purchases of debt securities.

Cash used in investing activities was $17.8 million for the nine months ended September 30, 2020, primarily consisting of $92.5 million of purchases of debt securities, partially offset by $74.8 million of proceeds from maturities of debt securities.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2021 primarily consisted of $0.5 million of proceeds from the issuance of common stock upon stock option exercises and ESPP purchases, partially offset by $0.2 million payments for debt issuance costs and $0.2 million payments for deferred offering costs.

Cash provided by financing activities for the nine months ended September 30, 2020 primarily consisted of $77.4 million of net proceeds from the issuance of common stock upon offering at-the-market and $0.7 million of proceeds from the issuance of common stock upon stock option exercises and ESPP purchases.

Contractual Obligations and Other Commitments

Our contractual obligations as of September 30, 2021 have not materially changed from what we presented in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 9, 2021.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2021, the end of the period covered by this report.

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

As of September 30, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of September 30, 2021, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

Except as otherwise described above under Management’s Report on Internal Control over Financial Reporting, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

Prior to the approval of our new drug application (NDA) for ZokinvyÒ (lonafarnib) to reduce the risk of mortality in Progeria, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, we had not submitted an application for approval or obtained U.S. Food and Drug Administration (FDA) approval for any product. We may not be able to obtain FDA approval of any future NDA or Biologics License Application (BLA) for our product candidates, which would prohibit commercialization.

•

Our Marketing Authorization (MAA) for Zokinvy is currently under review by the European Medicines Agency (EMA), which if rejected would mean that we cannot commercialize Zokinvy in the European Economic Area.

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

We are a clinical development-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the nine months ended September 30, 2021 and 2020, we reported a net loss of $12.1 million and $46.2 million, respectively. As of September 30, 2021, we had an accumulated deficit of $318.6 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including manufacturing of clinical supplies, conducting clinical studies and providing selling, general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and debt facilities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect losses to increase as regulatory review of our MAA of Zokinvy for treatment of Progeria and processing-deficient progeroid laminopathies progresses towards potential approval and as we advance our clinical development programs in various clinical studies, particularly the D-LIVR pivotal study, to support the submission of an NDA for lonafarnib for use in an HDV indication. We may need significant additional resources in order to aggressively move lonafarnib forward successfully based on the discussions with the FDA. It may be several years, if ever, before we complete pivotal clinical studies and have additional product candidates approved for commercialization. We expect to invest significant funds into our clinical candidates to advance these compounds to potential regulatory approval.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:

•	continue the clinical development of our product candidates;
•	in-license or acquire additional product candidates;
•	undertake the manufacturing or have manufactured our product candidates;
•	advance our programs into larger, more expensive clinical studies;
•	initiate additional nonclinical, clinical, or other studies for our product candidates;
•	commercialize and provide expanded access to Zokinvy for the treatment of Progeria and processing-deficient progeroid laminopathies
•	identify and develop potential commercial opportunities, such as lonafarnib boosted with ritonavir, peginterferon lambda for HDV, and avexitide for PBH and HI;
•	seek regulatory and marketing approvals and reimbursement for our product candidates;
•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market ourselves;
•	seek to identify, assess, acquire, and/or develop other product candidates;
•	make milestone, royalty or other payments under third-party license agreements;
•	develop and educate HDV markets;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
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

We have one product approved for commercialization in the U.S. for two ultra-rare diseases. Zokinvy to reduce the risk of mortality in Progeria, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, was approved by the FDA in November 2020 and launched commercially in the U.S. in January 2021. Our ability to generate substantial revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to obtain the regulatory and marketing approvals necessary to commercialize Zokinvy in foreign jurisdictions and to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, more of our product candidates in the U.S. or foreign jurisdictions. We do not anticipate generating significant product revenue for the foreseeable future. Our ability to generate future product revenue depends heavily on our success in many areas, including but not limited to:

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

In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (FCA), which regulates LIBOR, announced that the FCA intends to phase out the use of LIBOR by the end of 2021. In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. LIBOR is used as a benchmark rate throughout the Oxford Loan. On October 6, 2021, we entered into the sixth amendment to the Oxford Loan (the Sixth Amendment) to replace the LIBOR benchmark rate with the LIBOR replacement rate upon a LIBOR transition event, as discussed more fully in Note 13 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. While we do not currently expect the impact of this change to be material, there remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, including the LIBOR replacement rate under the Sixth Amendment, and any potential effects of the transition away from LIBOR on us are not fully known. The transition process may involve, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR and may result in increased borrowing costs, the effectiveness of related transactions such as hedges, or uncertainty under applicable documentation, including the Oxford Loan. As a result, our ability to refinance our credit agreement or other indebtedness or to hedge our exposure to floating rate instruments may be impaired, which would adversely affect the operations of our business.

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

To date, we have invested substantially all of our efforts and financial resources to identify, acquire, and develop our portfolio of product candidates. Our future success is dependent on our ability to further develop, obtain regulatory approvals for, and commercialize one or more of these product candidates. Our NDA for Zokinvy to reduce the risk of mortality in Progeria, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, was approved in November 2020. Our MAA is currently under standard review with the EMA and we recently received feedback from the CHMP with respect to our pending MAA requesting additional information relating to the demonstration of efficacy for Zokinvy. While we intend to work closely with the CHMP to address this feedback, we cannot be certain of the timing or outcome of such interactions. In addition, if the EMA rejects our MAA or we decide to withdraw our application, we may no longer be eligible for reimbursement in France for the use of Zokinvy under the ATU program. Prior to the U.S. Zokinvy commercial launch in 2021, we had not generated revenue from sales of any drugs and may never be able to develop or commercialize additional product candidates. In addition, we have a commitment to provide access to Zokinvy for patients with Progeria and processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, for no or minimal cost to those patients.

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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to lonafarnib, peginterferon lambda, avexitide and any other product candidate that we may develop in the future are subject to extensive regulation in the United States. Prior to the approval of our NDA for Zokinvy to reduce the risk of mortality in Progeria, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, we had not submitted an application for approval or obtained FDA approval for any product.

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
•

the data collected from clinical studies of our product candidates may not be sufficient or complete or meet the regulatory requirements to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or foreign jurisdictions;

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

Our avexitide compound has received Rare Pediatric Disease (RPD) designation from the FDA for the treatment of Congenital Hyperinsulinism (HI). The FDA defines a “rare pediatric disease” as a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect patients under the age of 18 years, that is a rare disease or condition, that is, a disease or condition that affects fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug or biological product. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval. In addition, the priority review voucher is only awarded to an NCE, thus if a compound is approved first for an indication that is not a rare pediatric disease the compound may not be eligible to receive the voucher. While we obtained and sold the priority review voucher issued upon approval of Zokinvy to reduce the risk of mortality in Progeria, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, and processing-deficient progeroid laminopathies, there can be no assurance that we will be successful in obtaining approval for avexitide for the treatment of HI, or that a priority review voucher will be issued at the time of any such approval.

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

We have received Breakthrough Therapy designation for lonafarnib and peginterferon lambda for the treatment of HDV, and for avexitide for the treatment of post-bariatric hypoglycemia and congenital hyperinsulinism. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval.

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

Our lonafarnib product candidate has been studied in thousands of oncology patients and the most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), weight loss, fatigue and rash. Use of Zokinvy to reduce the risk of mortality in Progeria, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, has been reported to cause ECG abnormalities, but these ECG abnormalities have not resulted in a risk of mortality for these patients. There is no guarantee that additional or more severe side effects or other properties will not be identified through ongoing clinical studies by other uses of lonafarnib for other indications or our own clinical trials. Our peginterferon lambda product candidate is well-characterized and has been studied in thousands of HBV and HCV patients and the most common adverse events seen are moderate headache, pyrexia, fatigue, and myalgia. ALT flares that were seen result from vigorous antiviral immunological response to treatment, not due to direct hepatotoxicity. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies for other uses of peginterferon lambda. Undesirable side effects, other properties, and negative results for other indications may negatively impact the development and potential for approval of our product candidates for our proposed indications. For example, the ECG abnormalities seen with lonafarnib in HGPS and PL patients has the potential to impact the labeling for lonafarnib combined with ritonavir for HDV. Our avexitide product candidate has been studied in 54 PBH patients and 39 HI patients and the most common adverse events are injection site bruising, nausea, and headache. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies for other uses of avexitide in clinical trials.

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

Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (cGMP) regulations and corresponding foreign regulatory manufacturing requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, BLA, or MAA.

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

The facilities used by our contract manufacturers to manufacture our product candidates will be subject to pre-approval inspection by the FDA that will be conducted after we submit our marketing applications to the FDA or comparable foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, our MAA for Zokinvy for treatment of Progeria and processing-deficient progeroid laminopathies and future applications may not be approved by regulatory authorities, which would significantly delay our commercialization plans and increase our costs. We have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

We focus our product development principally on treatments for rare and ultra-rare diseases. Given the small number of patients who have the diseases that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidate. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. For example, for lonafarnib and peginterferon lambda, HDV is associated with hepatitis B virus infection, which is a pre-requisite for the replication of HDV. Although we believe that the data are supportive of antiviral activity against HDV, there can be no assurance that our clinical trials will successfully address this condition. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Moreover, we expect that the sales of Zokinvy to patients with Progeria, or processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, will have limited profits given the ultra-rare nature of these diseases.

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

Patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend the patent or data exclusivity terms of products. With respect to lonafarnib, peginterferon lambda and avexitide, a substantial portion of the potential commercial opportunity will likely rely on patent term extensions, and we cannot provide any assurances that any such patent term extensions will be obtained and, if so, for how long. As a result, we may not be able to maintain exclusivity for our products for an extended period after regulatory approval, which would negatively impact our business and results of operations. If we do not have sufficient patent terms or regulatory exclusivity to protect our products, our business and results of operations will be adversely affected.

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

As of September 30, 2021, we had 34 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our, and our third-party vendors’, information technology (IT) systems, and the availability of data related to our products, services and operations. IT systems and data are vulnerable to risks and damages from a variety of sources, including catastrophe or natural disaster, telecommunications or network failures, malicious human acts, breaches of security, cyber-attacks, loss of power or other natural or man-made events. Moreover, despite network security and back-up measures, we and our vendors frequently defend against and respond to data security attacks and incidents, and our, and =our and our vendors’ servers are potentially vulnerable to physical or electronic break-ins, computer viruses, software vulnerabilities, ransomware attacks and similar disruptive problems. If our business continuity and disaster recovery plans and procedures were disrupted, inadequate or unsuccessful in the event of a problem, we could experience a material adverse interruption of our operations.

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

For example, in March 2021, we learned we were the victim of a business email compromise during which an unauthorized party gained access to the email account of an employee in our finance department. It is estimated that the incident will result in a loss of approximately $0.3 million. We immediately notified law enforcement and relevant banks involved in the wire, which we are working to recover. At this time, we do not know if we will be able to recover this loss, which we understand was transferred to another country. Based on our investigation to date, the incident was financially motivated and impacted a single email account. In response to the incident, we conducted a review of our corporate information technology and email policies and are implementing additional security measures.

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

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, community and business operations, as well as the U.S. economy and financial markets. The effects of shelter-in-place orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

The market price of our common stock has been and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	results or delays in preclinical studies or clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	unanticipated serious safety concerns related to the use of any of our product candidates;
•	reports of adverse events in other gene therapy products or clinical trials of such products;
•	inability to obtain additional funding;
•	any delay in filing an IND, NDA, BLA, or MAA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND, NDA, or BLA;
•	our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	failure to obtain Orphan Drug designation;
•	failure to maintain our existing third-party license and supply agreements;
•	failure by our licensors to prosecute, maintain, or enforce our intellectual property rights;
•	changes in laws or regulations applicable to our product candidates;
•	any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory authority decisions;
•	introduction of new products, services, or technologies by our competitors;
•	failure to meet or exceed financial and development projections we may provide to the public;
•	failure to meet or exceed the financial and development projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•	additions or departures of key personnel;
•	significant lawsuits, including patent or stockholder litigation;

•	if securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding our business and stock;
•	changes in the market valuations of similar companies;
•	general market or macroeconomic conditions;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•	adverse publicity relating to the hepatitis market generally, including with respect to other products and potential products in such markets;
•	the introduction of technological innovations or new therapies that compete with potential products of ours;
•	changes in the structure of health care payment systems; and
•	period-to-period fluctuations in our financial results.

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

If existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. Certain of our existing stockholders, including Columbia Threadneedle Investments, 683 Capital Management, BlackRock Institutional Trust, and Vivo Ventures Fund VI, L.P., and their respective affiliated entities, own substantial ownership interest in our common stock and any decision to sell a significant number of shares may negatively impact the price of our common stock.

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

10.1**	Offer Letter Agreement, by and between Eiger BioPharmaceuticals, Inc. and Erik Atkisson, dated as of August 26, 2021.

10.2**	Amendment No. 6 to Loan and Security Agreement, dated October 6, 2021, by and between Eiger BioPharmaceuticals, Inc. and Oxford Finance LLC.

31.1**	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2**	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1+

Certifications of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS**	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

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

Eiger BioPharmaceuticals, Inc.

Date: November 4, 2021	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: November 4, 2021	By:	/s/ Sriram Ryali
Sriram Ryali
Chief Financial Officer
(Principal Financial Officer)