Form 10-K
period 2021-12-31
Eiger BioPharmaceuticals, Inc.
filed 2022-03-10
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021 totaled approximately $285,874,670 based on the closing price of $8.52 as reported by the Nasdaq Global Market. This calculation excludes 397,949 shares held by executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the Registrant.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 7, 2022 was 34,639,884.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2022 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2021.

Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185

Eiger BioPharmaceuticals, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2021

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s

Discussion and Analysis of Financial Condition and Results of Operations,” may contain “forward-looking statements.” We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	our ability to maintain supply of our commercial and clinical trial materials;
•	our ability to scale our commercial operations;
•	our ability to finance the continued advancement of our development pipeline products;
•	our plans to research, develop and commercialize our product candidates;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•	our ability to obtain favorable reimbursement and pricing and the rate and degree of market acceptance of our product candidates;
•	our ability to manufacture product necessary to support regulatory approvals and timely meet commercial requirements;
•	regulatory developments in the U.S. and foreign countries;
•	the potential approval of Zokinvy in jurisdictions outside of the U.S., including the European Union;
•	the performance of our third-party suppliers and manufacturers;
•	the success of competing therapies that are or may become available;
•	our ability to attract and retain key scientific or management personnel;
•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and
•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

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

ITEM 1. Business

Overview

Eiger is a commercial-stage biopharmaceutical company focused on the development of innovative therapies to treat and cure Hepatitis Delta Virus (HDV) and other serious diseases.

Eiger has reported positive proof-of-concept clinical results across all our programs, and we have received Breakthrough Therapy Designation for all five of our rare disease programs: Zokinvy® for Progeria, lonafarnib for HDV, peginterferon lambda (lambda) for HDV, avexitide for congenital hyperinsulinism (HI), and avexitide for post-bariatric hypoglycemia (PBH). Our programs have several aspects in common: the disease targets represent conditions of high unmet medical need; the therapeutic approaches are supported by an understanding of disease biology and mechanism as elucidated by our academic research relationships; prior clinical experience with the product candidates guides an understanding of safety; and the development paths leverage the experience and capabilities of our experienced, commercially focused management team.

We are developing two complementary treatments for HDV. Lonafarnib is a first-in-class, oral farnesylation inhibitor. Lambda is a first-in-class, type III, well-tolerated interferon. Both lonafarnib and lambda are in global Phase 3 clinical trials.

D-LIVR is a pivotal Phase 3 study of lonafarnib boosted with ritonavir for HDV. We announced complete enrollment of D-LIVR in November 2021 and topline data is planned by end of 2022. The study spans over one hundred clinical trial sites in over twenty countries and has potential to generate data for two distinct lonafarnib-based ritonavir-boosted regimens for approval. The study includes an all-oral arm of lonafarnib boosted with ritonavir and a combination arm of lonafarnib boosted with ritonavir combined with pegylated interferon-alfa-2a. Each arm will be compared to placebo.

The pivotal Phase 3 LIMT-2 study of lambda for HDV enrolled its first patient in December 2021. The study is expected to enroll 150 patients across fifty clinical trial sites in thirteen countries. LIMT-2 has the potential to generate data for lambda as a well-tolerated interferon for approval in HDV.

The FDA approved our first commercial product, Zokinvy (lonafarnib) to reduce the risk of mortality in Hutchinson-Gilford Progeria Syndrome (HGPS or Progeria) and to treat processing-deficient progeroid laminopathies, ultra-rare and rapidly fatal genetic conditions of accelerated aging in children, on November 20, 2020. Our Marketing Authorization Application (MAA) is under review with the European Medicines Agency (EMA), and we expect a Committee for Medicinal Products for Human Use (CHMP) opinion in the first half of 2022.

Our pipeline is summarized in the table below. Prior clinical experience by our licensors with the product candidates has supported and guided our understanding of safety in advancing these products in our clinical development programs. Specifically, we licensed lonafarnib from Merck Sharp & Dohme Corp (Merck) in 2010 and licensed lambda from Bristol-Myers Squibb (BMS) in 2016. We have relied upon Merck’s and BMS’ prior Phase 1/2/3 clinical data, manufacturing and experience with these two molecules to proceed directly into Phase 2 clinical trials following authorization by the FDA and will rely on that data and information to support potentially pivotal clinical trials and any filings for regulatory approvals.

Our portfolio includes a late-stage clinical development pipeline with five clinical product candidates and one FDA-approved product.

Clinical Product Candidates

1.	Lonafarnib (LNF) for HDV

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

We licensed LNF from Merck in 2010. LNF is a small molecule that blocks the production of HDV virus particles by inhibiting a key step, called farnesylation, in the virus life cycle. We have completed five Phase 2 dose-finding studies in 129 HDV-infected patients. LNF has demonstrated dose-dependent activity in reducing HDV viral load both as a monotherapy and in combination with ritonavir (RTV) and/or PEG IFN-alfa-2a. Phase 2 studies have identified two lonafarnib-based regimens, which are in our Phase 3 registration program. Both regimens, have achieved clinically meaningful composite endpoints of HDV RNA decline ≥ 2 logs from baseline and normalized alanine aminotransferase (ALT), a key liver enzyme, at Week 24: all-oral regimen of LNF 50 mg boosted with RTV twice daily and combination regimen of LNF boosted with RTV combined with PEG IFN-alfa-2a. Predominantly grade 1 gastrointestinal (GI) adverse events (AE) were observed in Phase 2 amongst per-protocol treated patients.

Our Phase 3 registration program consists of a single, pivotal, international trial, called D-LIVR, that is designed to support U.S. and EU regulatory approvals. D-LIVR has the potential to generate data for two distinct lonafarnib-based ritonavir-boosted regimens for approval. The study includes an all-oral arm of lonafarnib boosted with ritonavir and a combination arm of lonafarnib boosted with ritonavir combined with pegylated interferon-alfa-2a. Each arm will be compared to placebo. Topline data is planned by end of 2022.

LNF for treatment of HDV infection has been granted Orphan Drug designation by the FDA and EMA, Fast Track and Breakthrough Therapy Designations by FDA and PRIME designation by EMA.

2.	Peginterferon Lambda (lambda) for HDV

Lambda is our second program in clinical development for HDV and is currently in Phase 3. Lambda is a well-characterized, first-in-class, type III, well-tolerated interferon (IFN), that stimulates immune responses that are critical for the development of host protection during viral infections.

We licensed worldwide rights to lambda from BMS in April 2016. Lambda has been administered in clinical trials involving over 3,000 patients infected with the Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Hepatitis D Virus (HDV), and SARS-CoV-2. Lambda has not been approved for any indication.

We previously completed the Phase 2 LIMT-1 study of 33 HDV-infected patients. Based on the data from LIMT-1, we have agreement with FDA and EMA on a single pivotal, randomized Phase 3 open-label study, called LIMT-2, of lambda as a monotherapy for treatment of HDV. The primary endpoint, as achieved in Phase 2, is a durable virologic response (DVR), defined as HDV RNA below the limit of quantitation (BLQ) at 24-weeks post-treatment. LIMT-2 is currently enrolling patients across fifty clinical trial sites in thirteen countries with a target enrollment of 150 patients.

Lambda for the treatment of HDV infection has received Orphan Drug designation from FDA and EMA and Fast Track and Breakthrough Therapy Designations from FDA.

3.	Combination Therapy for HDV

We have also generated data with the combination of LNF + RTV and lambda for the treatment of HDV. In November 2020, we reported positive end-of-study data from a Phase 2 single arm study called LIFT-1, conducted at the National Institutes of Health’s National Institute of Diabetes and Digestive and Kidney Diseases (NIDDK) in 26 HDV-infected patients.

The Phase 2 LIFT-2 single arm study of 48 weeks treatment with lambda combined with LNF boosted with RTV is planned to initiate in 2022 with an enrollment target of 30 HDV-infected patients. The primary endpoint is a DVR.

4.	Peginterferon Lambda (lambda) for COVID-19

Lambda is also being developed as an out-patient treatment for patients with mild and moderate COVID-19, primarily through investigator sponsored studies, that can be administered as a convenient, single sub-cutaneous injection.

A Phase 2 investigator sponsored study, called ILIAD, of 60 patients with mild and moderate COVID-19 randomized 1:1 to a single subcutaneous injection of lambda vs. placebo was completed in late-2020.

Based on data from ILIAD, Lambda is currently in an investigator sponsored Phase 3, multi-center, randomized, placebo-controlled adaptive platform study, called TOGETHER, evaluating therapeutics in newly diagnosed, high-risk, non-hospitalized patients with COVID-19 across twelve clinical trial sites in Brazil.

The primary endpoint compares the number of emergency setting visits, hospitalizations, and/or deaths in treated patients versus placebo through Day 28. TOGETHER has completed enrollment of over 1,800 patients at high risk for developing complications from progression of COVID-19 randomized 1:1 lambda vs. placebo. In December 2021, the Data Safety Monitoring Board (DSMB) has conducted a second per protocol interim futility analysis on 1,003 patients and recommended continuation of the study. Data from this study is expected in first quarter 2022.

We have an open IND for lambda in COVID-19. Pending positive results from the Phase 3 TOGETHER study, we plan to submit an Emergency Use Authorization (EUA) request to the FDA this year.

5.	Avexitide in Congenital Hyperinsulinism (HI)

Avexitide is a well-characterized peptide that we are developing as a treatment for congenital hyperinsulinism (HI), an ultra-rare, pediatric metabolic disorder. HI is the most frequent cause of persistent hypoglycemia in neonates and children and is characterized by fasting and protein-induced hypoglycemia and results in permanent brain damage with neurodevelopmental deficits in up to 50% of patients. Near-total pancreatectomy is often indicated and leads to life-long insulin-dependent diabetes (IDDM). Safe and effective therapies are urgently needed to prevent brain damage, IDDM and death.

Avexitide binds to the GLP-1 receptor on pancreatic beta-cells and behaves as a GLP-1 antagonist and inverse agonist, reducing fasting and amino-acid induced cAMP accumulation and thereby decreasing calcium-stimulated insulin secretion. Avexitide has demonstrated clinical proof of concept and has been dosed in over 25 patients with HI at Children’s Hospital of Philadelphia (CHOP).

Avexitide has been granted Breakthrough Therapy Designation by FDA for the treatment of HI, Orphan Drug designation by the EMA for the treatment of HI and Orphan Drug designation by the FDA for the treatment of hyperinsulinemic hypoglycemia, which includes HI. Avexitide has also been granted Rare Pediatric Disease designation by FDA.

6.	Avexitide in Post-Bariatric Hypoglycemia (PBH)

We are also developing Avexitide as a treatment for post-bariatric hypoglycemia (PBH), a debilitating and potentially life-threatening condition for which there is currently no approved therapy. This disorder occurs often in a subset of bariatric surgeries including Roux-en-Y gastric bypass (RYGB) and Sleeve Gastrectomies (SG). PBH patients experience frequent symptomatic hypoglycemia, with blood glucose concentrations often low enough to cause seizures, altered mental status, loss of consciousness and even death. Gastric bypass procedures are widely performed and are increasing in frequency for medically complicated obesity.

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

Approved Product

1.	Zokinvy (LNF) for Progeria and Processing-Deficient Progeroid Laminopathies (PL)

In November 2020, we received FDA approval for Zokinvy to reduce the risk of mortality in Progeria and to treat processing-deficient PL. Zokinvy is our first approved product, and the first approved therapy for these indications. There are approximately 20 identified patients in the U.S. who are eligible for treatment with Zokinvy.

In March 2020, we submitted an MAA for Zokinvy to the EMA, which is currently under review. We expect a CHMP opinion in the first half of 2022.

Zokinvy is a disease-modifying agent that has demonstrated a statistically significant survival benefit in children and young adults with Progeria. In patients with Progeria, Zokinvy reduced the incidence of mortality by 60% (p=0.0064) and increased average survival time by at least 2.5 years. The most commonly reported adverse reactions were gastrointestinal (vomiting, diarrhea, nausea), and most were mild or moderate (Grade 1 or 2) in severity. Many Progeria patients have received continuous Zokinvy therapy for more than 10 years.

Progeria is an ultra-rare and rapidly fatal genetic condition of accelerated aging in children. Progeria is caused by a point mutation in the LMNA gene, encoding the lamin A protein, yielding the farnesylated aberrant protein called progerin. Lamin A protein is part of the structural scaffolding that holds the nucleus together. Researchers now believe that progerin may make the nucleus unstable, and that cellular instability may lead to the process of premature aging in Progeria. Children with Progeria die of the same heart disease that affects millions of normally aging adults, arteriosclerosis, but at an average age of 14.5 years if untreated. Disease manifestations include severe failure to thrive, scleroderma-like skin, global lipodystrophy, alopecia, joint contractures, skeletal dysplasia, global accelerated atherosclerosis with cardiovascular decline, and debilitating strokes. It is estimated that 400 children worldwide have Progeria.

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

In November 2020, we entered into an amendment to our license agreement with Merck to include, not only all uses of LNF related to the treatment of Progeria, but also Progeroid Laminopathies.

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

Our current product candidate pipeline has been obtained by in-licensing from pharmaceutical companies and academic institutions. With our focus on HDV and other serious diseases, our strategy is to acquire and retain some or all commercialization rights to our products in significant territories to diversify risk, identify a rapid regulatory pathway to approval and minimize the development investment in order to maximize long-term value for our stockholders. Over time, depending upon the data and potential market opportunity, we expect to develop an integrated commercial organization, which we believe can be targeted and cost effective for selected, promising orphan disease designated programs. We plan to balance these interests with opportunities to out-license assets from our portfolio enhance stockholder value through partnerships and other strategic relationships.

In the future, we plan to evaluate in-licensing opportunities in order to enhance our pipeline and leverage our business development, clinical development, regulatory and commercial expertise. We believe our executive management team has the capability and experience to continue to execute this model. Our executive management team has worked in other private and public biotechnology companies such as Prestwick Pharmaceuticals, CoTherix, InterMune, Onyx Pharmaceuticals, Aimmune Therapeutics, Alza Corporation, Chiron Corporation, Questcor, and Schering-Plough, each of which was acquired by a larger biopharmaceutical industry company. Our executive management team also has previous work experience at biopharmaceutical companies, including The Upjohn Company, Glaxo, Glaxo Wellcome, Glaxo Smith Kline, Jazz Pharmaceuticals, Rigel, Cytokinetics, BioMarin, and Amgen.

Our Strategy

Our strategy is to identify, develop, and, directly or through collaborations, bring to market novel products for the treatment of rare and ultra-rare diseases or conditions. We currently have a diverse portfolio of well-characterized product candidates with the potential to address life-threatening diseases for which the unmet medical need is high and, primarily focused on the development of therapies to treat and cure HDV infection. We believe we are well-positioned to be a leader in HDV and in the development and commercialization of novel therapeutics for other serious diseases. Our focus to achieve this goal will be to utilize our experience and capabilities to:

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

Hepatitis Delta Virus Overview

About Hepatitis Delta Virus

HDV is a small circular ribonucleic acid (RNA) virus that expresses only one protein, the hepatitis delta antigen (HDAg). There are two forms of HDAg – small and large. These two forms of HDAg and the single-stranded RNA genome are surrounded by a lipid envelope, which is embedded with Hepatitis B Virus (HBV) surface antigen (HBsAg) proteins. HDV does not encode its own envelope proteins and must acquire them from HBV during the final steps of replication. Hence, natural HDV infections always occur in the presence of a co-existing HBV infection. HBsAg is the only element of HBV relied upon by HDV. HDV replication can occur independently of HBV replication..

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

HDV: Most Severe Form of Viral Hepatitis

50% OF PATIENTS CIRRHOTIC AT DIAGNOSIS

Normal Liver
Chronic Hepatitis
Cirrhosis
HCC
ESLD
Death

Progression to Cirrhosis	
HCV	10-20% within 20 Years
HBV	20% within 5 Years
HDV	**70% within 5-10 Years**

Westbrook et al, *J Hepatology* 2014
Fattovich et al, *Seminars in Liver Diseases* 2003
Nourredin et al, *Curr. Gasterol. Rep 2013*

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

12M+ HDV Patients Worldwide

~4-6% OF HBV-INFECTED POPULATION

1M+
IN CHINA
200K+
IN EUROPE
100K+
IN U.S.
HDV Infection Rates
(in HBsAg+ Patients)
No Data
0-5%
6-20%
21-60%
>60%

Stockdale et al, Journal of Hepatology 2020

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

Our initial discussions with payors have indicated that they would be willing to reimburse healthcare providers for HDV RNA quantitative assays that are carried out following a positive HBsAg test for HBV. Greater availability of commercial assays will increase the number of assays performed and increase the number of identified patients who can potentially benefit from an HDV therapies such as LNF and lambda.

Current Therapy for HDV

Currently, there is no FDA-approved therapy for hepatitis delta virus infection. Hepcludex (buleviritide) was conditionally approved in Europe in 2020 for treatment of chronic HDV, and a biologic license application (BLA) was submitted to the U.S. FDA in November 2021.

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

Our First HDV Opportunity: Lonafarnib (LNF) for HDV

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

Phase 3 D-LIVR Study

D-LIVR (Delta-Liver Improvement and Virologic Response in HDV) is an international, multi-center, Phase 3 study of approximately 300 LNF-treated patients (total N=407 patients including controls) to evaluate an all-oral arm of LNF boosted with RTV and a combination arm of LNF boosted with RTV and pegylated interferon-alfa-2a (PEG IFN-alfa-2a), with each arm to be compared to a placebo arm (background HBV nucleos(t)ide only), in HDV-infected patients. A PEG IFN-alfa-2a alone arm is included to demonstrate contribution of effect only. The LNF containing arms will not be required to demonstrate superiority over PEG IFN-alfa-2a alone. The primary endpoint is a composite of a ≥ 2 log decline in HDV RNA and ALT normalization at end of 48 weeks of treatment with LNF-based regimens versus placebo.

D-LIVR is an international study, with over 100 sites across over twenty countries. We announced complete enrollment (N=407) of D-LIVR in November 2021 and expect week 48 topline data by end of 2022.

Our Second HDV Program: Peginterferon Lambda (lambda) for HDV

Lambda is a well-characterized, late-stage, first in class, type III, well-tolerated interferon (IFN) that we in-licensed from Bristol-Myers Squibb in April 2016. Lambda is being developed as a well-tolerated interferon. Lambda stimulates immune responses that are critical for the development of host protection during viral infections. Lambda targets type III IFN receptors which are distinct from the type I IFN receptors targeted by IFN-alfa. These type III receptors are highly expressed on hepatocytes with limited expression on hematopoietic and central nervous system cells, which has been demonstrated to reduce the off-target effects associated with other IFNs and improve the tolerability of lambda (Chan 2016). Although lambda does not use the IFN-alfa receptor, signaling through either the IFN-lambda or IFN-alfa receptor complexes results in the activation of the same Jak-STAT signal transduction cascade.

In clinical trials of IFN-alfa or PEG IFN-alfa-2a, after 48-72 weeks of therapy, between 25% and 33% of HDV-infected patients were HDV RNA undetectable 24 weeks after stopping therapy. However, IFN-alfa is known to be associated with numerous adverse events and tolerability is a significant problem for many of these patients. We are developing lambda as a well-tolerated interferon, either as a monotherapy and in a combination with LNF + RTV.

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

Phase 3 LIMT-2 Study

We have agreement with FDA and EMA on a single pivotal Phase 3 study, called LIMT-2, of lambda as a monotherapy for treatment of HDV.

LIMT-2 is a randomized, open-label, parallel-arm study that will include 150 patients randomized 2:1 to two different lambda-containing arms. The first arm is 48 weeks of treatment with lambda 180 mcg administered weekly and a 24-week off-treatment follow-up period. The second arm is 12-weeks of no therapy followed by 48 weeks of treatment with weekly lambda 180 mcg and a 24-weeks off-treatment follow-up period. The primary endpoint is a Durable Virologic Response (DVR), or HDV RNA below limit of quantitation (BLQ) or undetectable, 24-weeks post treatment of Arm 1 compared to placebo after 12-weeks of no treatment of Arm 2. All patients will be administered an anti-HBV nucleos(t)ide analog throughout the study. LIMT-2 is currently enrolling 150 patients in across 50 sites in 13 countries.

Potential for Registration in HDV for LNF and Lambda

Lonafarnib (D-LIVR) and lambda (LIMT-2) form our HDV platform strategy with multiple opportunities to win for HDV patients. The D-LIVR and LIMT-2 study endpoints, previously achieved in Phase 2 studies, are consistent with FDA guidance on the development of treatments for HDV and with our discussions with FDA. The D-LIVR composite primary endpoint (> 2 log reduction in HDV RNA and ALT normalization) for Lonafarnib supports chronic therapy, and the LIMT-2 primary endpoint (DVR at 24 weeks post-treatment) for lambda is intended to support accelerated approval for finite therapy. Our first goal is approval of these treatments for HDV, where there is an urgent, unmet medical need. Key opinion leaders have suggested that combinations of LNF and lambda with other antiviral agents may demonstrate an even greater antiviral effect.

Our Proprietary HDV Combination Therapy: Lambda and LNF + RTV

Phase 2 LIFT-1 HDV Combination Clinical Trial

LIFT (Lambda Interferon combination Therapy) was an open-label, Phase 2 study evaluating lambda in combination with lonafarnib boosted with ritonavir in 26 HDV-infected patients. Patients were dosed for 24 weeks and underwent off-treatment follow-up for 24 weeks. The primary endpoint was >2 log decline in HDV RNA at end of 24-weeks of treatment. The secondary endpoint was an improvement in histology (>2-point improvement in histological activity index and no progression in fibrosis) at end of follow-up. LIFT was conducted within the National Institutes of Health (NIH) at the NIDDK. The final end-of-treatment and end-of-study data were reported in November 2020 at the AASLD conference and are summarized in the figure below.

The data demonstrated that after 24 weeks of treatment, by per protocol analysis, 77% of patients (17 of 22) achieved the primary efficacy end point of >2 log decline in HDV RNA, with 50% of patients (11 of 22) either HDV RNA BLQ or undetectable. At Week 48 (24 weeks post-treatment), 5 of 22 patients (23%) maintained HDV RNA BLQ or were HDV RNA undetectable, 11 of 20 patients (55%) demonstrated improvement in Histology Activity Index (HAI), and 6 of 20 patients (30%) achieved the secondary endpoint of > 2 point improvement in HAI.

Phase 2 LIFT-2 HDV Combination Clinical Trial

LIFT-2 (Lambda Interferon combination Therapy) is an open-label, Phase 2 study that will evaluate lambda in combination with lonafarnib boosted with ritonavir in 30 HDV-infected patients. Patients will be dosed for 48 weeks with follow-up for 24 weeks. The primary endpoint is a DVR, or HDV RNA below the limit of quantitation at 24 weeks post-treatment. LIFT-2 will also be conducted within the (NIH) at the NIDDK. If positive, data from LIFT-2 will provide additional support for this combination therapy.

Congenital Hyperinsulinism (HI) Overview

Congenital Hyperinsulinism (HI) is an ultra-rare pediatric metabolic disease. HI presents with severe hypoglycemia in the neonatal period requiring intensive care hospitalization, administration of high rates of intravenous glucose through central lines, continuous intravenous administration of glucagon and in most instances surgical treatment by pancreatectomy during the neonatal period or during infancy. The most common and severe form of HI is refractory to medical treatment with diazoxide and affects approximately 60% of all patients. Diazoxide unresponsive HI arises out of inactivating mutations in the genes encoding the KATP channel, resulting in focal and diffuse forms of HI. Focal disease, occurring in approximately 50% of patients with KATP HI, resolves in 97% of cases after partial pancreatectomy. Diffuse disease persists in 41% of cases after subtotal (98%) pancreatectomy. However, by the age of 14 years old, 91% of patients undergoing subtotal pancreatectomy develop insulin-dependent diabetes, at which point hyperinsulinism is no longer present. Thus, HI is a congenital, rare pediatric disease with life-threatening manifestations of severe hyperinsulinemic hypoglycemia occurring primarily during the neonatal period, infancy, childhood and adolescence.

Clinical Data to Date

To date, a total of 39 patients with KATP HI enrolled in 3 clinical investigations at Children’s Hospital of Philadelphia (CHOP) have received avexitide administered by continuous IV infusion: 10 adolescents and adults, 16 children, and 13 neonates. Data generated across all 3 clinical investigations suggest that treatment with avexitide may effectively reduce fasting and postprandial hypoglycemia in patients with diazoxide unresponsive HI. Avexitide treatment was well tolerated, with no serious drug-related adverse events (AEs) reported. Data from each of the three studies are presented in the figures below. Avexitide for treatment of HI has been granted Rare Pediatric Disease designation by the FDA.

Post-bariatric Hypoglycemia (PBH) Overview

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

Manufacturing

We currently contract with third parties for the commercial manufacturing of our FDA-approved product, Zokinvy, and all of our clinical product candidates and intend to do so in the future. We do not own or operate manufacturing facilities for the production of clinical trial materials of our product candidates and have no plans to build our own clinical or commercial scale manufacturing capabilities. We believe that the use of contract manufacturing organizations (CMOs) eliminates the need for us to directly invest in manufacturing facilities, equipment and additional staff. Although we rely on contract manufacturers, our personnel and consultants have extensive manufacturing experience overseeing our CMOs.

To date, our third-party manufacturers have met the manufacturing requirements for the product candidates. We expect third-party manufacturers to be capable of providing sufficient quantities of our product candidates to meet anticipated full-scale commercial demands but have not assessed these capabilities beyond the supply of clinical material for products in clinical development. We have identified or plan to identify commercial contract manufacturers as we move our product candidates to Phase 3 clinical trials. We believe there are alternate sources of manufacturing that could be identified and enabled to satisfy our clinical and commercial requirements, however, we cannot be certain that identifying and establishing alternative relationships with such sources can be successful, cost effective, or completed on a timely basis without significant delay in the development or commercialization of our product candidates. All of our third-party manufacturers are subject to periodic audits to confirm compliance with applicable regulations and must pass inspection before we can manufacture our drugs for commercial sales.

We have qualified and finalized or are in process of finalizing commercial supply agreements with contract manufacturers of Zokinvy (lonafarnib) and have identified commercial manufacturers for lambda and plan to proceed with qualifications.

Lonafarnib

The drug product for completed lonafarnib (LNF) Phase 2 clinical studies for the treatment of HDV and Progeria was manufactured by Merck. We have successfully completed the technology transfer for manufacture of the LNF drug substance and the LNF drug product to our third-party manufacturers. All future HDV clinical trials will be conducted with product manufactured by these CMOs. These manufacturers produce our commercial supply for progeria and processing-deficient progeroid laminopathies.

Lambda

We have completed the technology transfer from BMS to our CRO for our lambda program. As part of the license agreement, sufficient inventory of drug substance and drug product was obtained to complete our Phase 2 and initiate our Phase 3 clinical trials. We have manufactured additional batches of lambda drug substance and drug product.

Both lonafarnib and lambda are GMP products from all CMOs.

Avexitide

The drug substance and drug product used for the production of avexitide clinical trial material for the treatment of HI and PBH is manufactured by our third-party CMOs. We have initiated the technology transfer to support production for Phase 3 clinical studies.

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

The PCT is an international patent law treaty that provides a single PCT application can be converted into a patent application in any of the more than 154 PCT contracting states, providing a cost-effective means for seeking patent protection in numerous regions or countries. Conversion of a PCT application into an application in any of the contracting states typically occurs about 30 months after a priority application is filed, or about 18 months after the PCT application filing date. An applicant must undertake prosecution within the allotted time in the patent offices of any, or a combination, of the contracting states or in a regional patent office it determines to undertake patent issuance in protection in such country or territory.

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

Patent Protection of Our Product Candidates

The exclusivity positions for our clinical-stage product candidates as of December 31, 2021 are summarized below.

LNF. We have licensed from Merck a portfolio of patents and know how covering the compound, formulations of the compound, and synthesis, but these expire before the anticipated launch date of the LNF product candidate.

In the United States, we have obtained patent protection for the use of LNF in combination with RTV for the treatment of HDV infection. Eiger’s U.S. Patent Nos. 10,076,512 and 10,828,283 entitled, Treatment of Hepatitis Delta Virus Infection, include claims covering a broad range of RTV-boosted LNF doses and durations. The patents have terms that extend at least until 2035. A Notice of Allowance was also received for an additional U.S. application, which we expect will issue in the first half of 2022. Additional claims are being pursued in a continuation application. The European Patent Office, the Chinese Patent office and the Japanese Patent Office have also granted patents with claims covering a broad range of LNF boosted with RTV dosing regimens for the treatment of HDV infection. These patents will have a term that extends to 2035. In Europe, China and Japan, additional claims are being pursued in divisional applications. We have now obtained patent protection with claims covering treatment of HDV with LNF boosted with RTV in key major pharmaceutical markets including the U.S., Europe, China and Japan. Corresponding patent applications claiming the use of lonafarnib boosted with ritonavir are pending in Korea.

Additionally, US Patent 10,835,496 and a European Patent issued claiming particular dosage forms for ritonavir-boosted lonafarnib for the treatment of HDV infections. These patents extend protection until at least 2036. Applications are also pending in China, Japan and Korea. Any patents that issue from these applications will expire in 2036.

We have in-licensed from The Progeria Research Foundation patents covering the methods of treating Hutchinson-Gilford Progeria Syndrome (HGPS or Progeria), and progeroid laminopathies. The patents provide protection until at least 2024 and an application for patent term extension (PTE) that could extend the protection for one of the patents until 2029 has been filed. We have also filed a patent application in the U.S. directed to methods of treating progeria and progeroid laminopathies that if issued would provide further protection until at least 2039. In addition, LNF has been granted Orphan Drug designation by the FDA and the EMA in this indication, which respectively may provide up to seven and ten years of regulatory exclusivity.

Lambda. We have in-licensed from BMS a portfolio of patents relating to the manufacture, use, and compositions of interferon lambda modified by polyethylene glycol derivatization (lambda). The key United States composition of matter patent in this portfolio expires in 2025, but we expect to be eligible for the full five years of patent term extension for that patent. In addition, we expect regulatory approval for lambda to be filed under a BLA, which if granted would provide 12 years reference product exclusivity (4 years in filing exclusivity; 12 years for data), as well as orphan drug exclusivity for treatment of HDV infection.

In the United States and Europe, we have obtained patent protection for the use of lambda for treatment of HDV infection. U.S. Patent No. 10,953,072 issued with claims covering the use of lambda to treat HDV. The term of this patent extends at least until 2037. The European Patent Office has also granted a patent with claims covering use of lambda to treat HDV. Additional claims are being pursued in continuation/divisional applications in the U.S. and Europe. Applications are also pending in China, Japan and Korea. Any patents that issue from these applications will expire in 2037.

We also filed a PCT application relating to the use of lambda in HDV that has matured into patent applications in the United States, Europe, Australia, Brazil, Canada, China, Eurasia, Israel, India, Japan, Korea, Mexico, and South Africa. Any patents that issue from these applications will offer protection until at least 2039.

In addition, we have filed PCT applications related to the use of lambda and lonafarnib and ritonavir to treat HDV, and lambda to treat COVID-19 which will offer protection until 2040 if issued into patents at the national stage.

Avexitide. We have in-licensed from Stanford two PCT applications that claim the use of avexitide and other agents in the treatment of hypoglycemia associated with bariatric surgery, including in PBH. The USPTO issued US 10,639,354,US 10,660,937, US 10,993,992, and US 10,993,991, which provide protection at least until 2036. Up to five years of patent term extension will be available in the United States. The European Patent Office has also granted two patents with claims covering use of avexitide to treat hypoglycemia, which will expire in 2036. Additional claims are being pursued in continuation/divisional applications in the U.S. and Europe. Applications are also pending in Australia, Brazil, Canada, and Chile. Notices of Allowance have been received for two Australian patent applications, and the patents are expected to issue in the first half of 2022. Any patents that issue from these applications will expire in 2036. Additionally, avexitide has been granted Orphan Drug designation in the treatment of hyperinsulinemic hypeoglycemia by the FDA and the EMA, which provides seven years and ten years of regulatory exclusivity in the United States and Europe, respectively.

In the United States, we have obtained patent protection for formulations of avexitide and the use of these formulations in the treatment of hypoglycemia associated with bariatric surgery. The USPTO issued US 11,020,484, which will provide protection at least until 2037. Additional claims are being pursued in continuation application. Applications are also pending in Europe, Australia, Brazil, Canada, Chile, China, Hong Kong, Israel, India, and Japan. Any patents that issue from these applications will expire in 2037.

We have also filed a PCT application related to method of treating HI and PBH, that has matured into patent applications in the United States, Australia, Brazil, Canada, Chile, China, Europe, Israel, India, and Japan. If issued, the patents will provide protection until 2039.

We have in-licensed patents and patent applications from the Trustees of the University of Pennsylvania (UPenn) and CHOP, relating to hyperinsulemic hypoglycemia. The in-licensed patents and applications relate to multiple hyperinsulinemic disorders, including PBH and HI. The patents, which are issued in the U.S. and Europe, and provide protection until 2028. There are continuation applications pending from which we are pursuing additional claim coverage.

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

Competition

The biopharmaceutical industry is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Given the significant unmet medical need for novel therapies to treat Progeria, chronic hepatitis delta virus infection, congenital hyperinsulinism, post-bariatric hypoglycemia, and COVID-19, these conditions are where various treatments from many companies are used and where many public and private universities and research organizations are actively engaged in the discovery, research and development of product candidates. As a result, there are and will likely continue to be extensive resources invested in the discovery and development of new products to treat these unmet medical needs. We anticipate facing intense and increasing competition as new products enter the market and advanced technologies become available.

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

Our potential competitors and the related stage of development of their product candidates in target indications is as follows:

•	HDV: Gilead (conditional approval in Europe, BLA submitted in the U.S.); Replicor, Inc. (Phase 2); Janssen Research & Development, LLC (Phase 2)
•	Progeria and Progeroid Laminopathies: PRG Science & Technology (Phase 1)
•	HI: Zealand Pharmaceuticals (Phase 3); Rezolute, Inc (Phase 2b); Hamni (Phase 2); Crinetics (Phase 1)
•	PBH: Zealand Pharmaceuticals (Phase 2b); Xeris Pharmaceuticals (Phase 2)
•	COVID-19: Pfizer, Merck, Gilead, VIR, GSK, and Eli Lily (multiple therapeutics approved via emergency use authorization)

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

License and Asset Purchase Agreements

License Agreement with Merck

In September 2010, we entered into an exclusive license agreement with Schering Corporation, subsequently acquired by Merck, which provides us with the exclusive right to develop and commercialize lonafarnib. As consideration for such exclusive right, we issued Private Eiger convertible preferred stock with a fair value of $0.5 million when the agreement was executed in September 2010. This preferred stock was converted to 27,350 shares of common stock upon the Merger. In addition, we are obligated to pay Merck up to an aggregate of $27.0 million in development milestones and will be required to pay tiered royalties based on aggregate annual net sales of all licensed products ranging from mid-single to low double-digit royalties on net sales. Our obligation to pay royalties to Merck expires on a country-by-country and product-by-product basis on the later of the expiration of the last to expire patent assigned to us under the agreement on the tenth anniversary of the first commercial sale of the product. In May 2015, the first regulatory milestone was achieved, and we paid the related milestone payment of $1.0 million to Merck. No additional milestone payments were incurred during the year ended December 31, 2021. Upon positive data from D-LIVR, we will owe Merck a $1.0 million milestone. D-LIVR is expected to read-out by the end of 2022.

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

Asset Purchase Agreement with AbbVie Inc.

On November 20, 2020, we entered into an asset purchase agreement (the AbbVie Agreement) with AbbVie Inc. (AbbVie) to sell our Rare Pediatric Disease Priority Review Voucher, which was awarded on November 20, 2020 upon approval by the FDA of our new drug application for Zokinvy® for Hutchinson-Gilford Progeria Syndrome and processing-deficient progeroid laminopathies (the PRV) to AbbVie. The AbbVie Agreement contains customary representations, warranties, covenants, and indemnification provisions subject to certain limitations.

In consideration for the PRV, AbbVie agreed to pay us $95.0 million. The transaction closed in January 2021. Such consideration was shared equally with The Progeria Research Foundation (the PRF) in accordance with the terms of our Collaboration and Supply Agreement, dated May 15, 2018, with the PRF, pursuant to which we and the PRF will equally share any proceeds from the sale of a priority review voucher that we may receive as the sponsor of a rare pediatric disease product application. We retained approximately $46.5 million of the net proceeds from the sale of the PRV.

Asset Purchase Agreement with Eiger Group International, Inc.

In December 2010, we entered into an Asset Purchase Agreement with Eiger Group International, Inc. (EGI) dated December 8, 2010 (the EGI APA). Dr. Jeffrey Glenn, a member of our board of directors, is the sole owner of EGI.

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

In November 2012, we entered into an agreement with EGI whereby we sold all of the assets related to the compound clemizole, including any related intellectual property. EGI is obligated to pay to us a high single-digit royalty on future aggregate annual net sales, subject to certain reductions and exceptions. EGI’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of either expiration of the last to expire patent sold to EGI under the agreement or the earliest of the tenth anniversary of the first commercial sale of the product. As of December 31, 2021, the product has not achieved regulatory approval.

Asset Purchase Agreement with Tracey McLaughlin and Colleen Craig

We entered into an Asset Purchase Agreement with two individuals, Dr. Tracey McLaughlin and Dr. Colleen Craig (the Sellers) dated September 25, 2015 (the Exendin APA). We also entered into a consulting agreement with the Sellers as part of the agreement.

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

Under the Exendin APA, we are obligated to pay development milestone payments in aggregate up to $1.0 million to each of the Sellers and a low, single-digit royalty based on aggregate annual net sales of all products developed based on avexitide subject to certain reductions and exceptions. Our obligation to pay royalties expires on the expiration of the last to expire patent assigned to us under the agreement. We also agreed to retain each of the Sellers as consultants pursuant to consulting agreements, each with a term of one year, subject to annual renewal. The consulting agreements related to the Exendin APA have expired. During the year ended December 31, 2017, upon the successful completion of the Phase 2 trials, the development milestone was achieved, and we paid the related milestone payment of $0.1 million to each of the Sellers.

License Agreement with Bristol-Myers Squibb Company

In April 2016, we entered into a License Agreement and a Common Stock Purchase Agreement with Bristol-Myers Squibb Company, together BMS, the BMS Purchase Agreement and the BMS License Agreement.

Under the BMS License Agreement, BMS granted us an exclusive, worldwide, license to research, develop, manufacture, and sell products containing the proprietary BMS molecule known as PEG-interferon Lambda-1a , or lambda, (the Licensed Product) for all therapeutic and diagnostic uses in humans and animals.

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

Under the BMS License Agreement, we are obligated to make development and regulatory milestone payments totaling $61.0 million and commercial sales milestones of up to $128.0 million after the achievement of specified milestones. We are also obligated to pay BMS annual net sales royalties in the range of mid-single to mid-teens, depending on net sales levels. If we grant a sublicense, we are obligated to pay BMS a portion of the sublicensing income received. As of December 31, 2021, the product has not reached commercialization and no milestones have been paid. In the fourth quarter of 2020, we recorded a $3.0 million milestone expense that was triggered on successful demonstration of proof of concept in a Phase 2 clinical trial. We expect to incur a $5.0 million milestone expense in the first quarter of 2022 related to the initiation of the Phase 3 LIMT-2 study of lambda for HDV.

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

As part of the consideration for the rights granted to us under the UPenn/CHOP Agreement, we paid UPenn a one-time, non-refundable issue fee of $1.0 million, which is recorded in research and development expenses for the year ended December 31, 2019. In addition, we are obligated to pay UPenn a specified annual license maintenance fee, up to $2.5 million in certain regulatory milestones, and up to $18.0 million in commercial milestones. We will also be required to pay UPenn a flat royalty in the low-single digits on our net sales of all licensed products, subject to specified reductions and offsets, and specified minimum annual royalty payments. Our obligation to pay royalties expires on a product-by-product and country-by-country basis, on the later of: (i) the expiration of the last valid claim in the licensed patents in any country, or (ii) the tenth anniversary of the first commercial sale of the product in such country. No milestones have been achieved as of December 31, 2021.

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

FDA Approval Process

All of our current product candidates are subject to regulation in the United States by the FDA under the Federal Food, Drug, and Cosmetic Act (FDC Act) and its implementing regulations. Our lambda product candidate is additionally subject to regulation as a biologic under the Public Health Service Act. The FDA subjects drugs and biologics to extensive pre and post market regulation. Failure to comply with the FDC Act and other federal and state statutes and regulations may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (NDAs), BLAs, withdrawal of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal penalties.

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

Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has agreed to certain performance goals in the review of applications. Standard applications are generally reviewed within ten months of filing, or twelve months from submission. Although FDA often meets its user fee performance goals, the FDA can extend these timelines if necessary, and FDA review may not occur on a timely basis. The FDA usually refers applications for novel drugs, or drugs that present difficult questions of safety or efficacy, to an advisory committee—a panel of independent experts, typically including clinicians and other scientific experts—for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of the advisory committee, but it generally follows its recommendations. Before approving an NDA or BLA, the FDA will typically inspect one, or more, clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the product is manufactured. The FDA will not approve an application unless it verifies that compliance with cGMP requirements is satisfactory and that the manufacturing processes and facilities are adequate to assure consistent production of the product within required specifications. The FDA will not approve a product unless the application contains data showing substantial evidence that it is safe and effective in the indication studied.

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

Any marketing application for a biologic submitted to the FDA for approval, including a product with a Fast Track designation and/or Breakthrough Therapy Designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. For products containing new molecular entities, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review). A product is eligible for accelerated approval if the product provides a meaningful therapeutic advantage to patients over available treatments for a serious or life threatening condition, based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such drug for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality (IMM) and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval and accelerated approval is typically contingent on a requirement to conduct additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. FDA may withdraw approval using expedited procedures if, among other things, the sponsor fails to conduct any required post-approval study with due diligence or a such study fails to verify and describe a clinical benefit.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Physician Payments Sunshine Act imposes, among other things, annual reporting requirements for covered manufacturers for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Covered manufacturers must submit reports by the 90th day of each calendar year. Beginning in 2022, such obligations include payments and other transfers of value provided in the previous year to certain other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists, and certified nurse-midwives.

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

Foreign data protection laws, including, without limitation, the European Union’s General Data Protection Regulation (EU GDPR), the EU GDPR as transposed into the national laws of the United Kingdom by virtue of section 3 of the European Union (withdrawal) Act 2018 as the UK GDPR(together, the EU GDPR and the IK GDPR, the GDPR), the UK Data Protection, 2018 and European Union (EU) Member State and English data protection legislation, also apply to health-related and other personal information that we process, including, without limitation, personal information relating to clinical trial participants in the EU and/or the UK. The GDPR imposes significant obligations on controllers and processors of personal information, including, among other things, to: (i) implement administrative, physical, technical, and organizational safeguards to protect personal information; (ii) establish an appropriate and valid legal basis for processing personal information; (iii) comply with accountability and transparency requirements regarding the processing of personal information, which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing; (iv) comply with data protection rights of data subjects including a right of access to and rectification of personal information a right to obtain restriction of processing or to object to processing of personal information, a right to ask for a copy of personal information to be provided to a third party in a useable format and erasing personal information in certain circumstances; (v) report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72, where feasible); (vi), obtain explicit consent for collection of sensitive personal information such as health data; and (vii) consider data protection as any new products or services are developed and to limit the amount of personal information processed. In addition, the GDPR prohibits the international transfer of personal information outside of the EU and/or the UK including to the U.S. r, unless made to a country deemed to have adequate data privacy laws by the European Commission and/or the UK or a data transfer mechanism in accordance with the GDPR (as applicable) has been put in place.

The GDPR allows EU Member States and the UK (as applicable) to make additional laws and regulations further limiting the processing of personal information, including genetic, biometric and health data.

The GDPR also introduces fines of up to €20 million (under the EU GDPR) or £17.5 million (under the UK GDPR) or up to 4% of the annual global revenue of the non-compliant company, whichever is greater, for serious violations of certain of the GDPR’s requirements. The GDPR identifies a list of points to consider when determining the level of fines to impose (including the nature, gravity and duration of the infringement). Data subjects also have a right to compensation for financial or non-financial losses (e.g., distress). Complying with the GDPR may cause us to incur substantial operational and compliance costs or require us to change our business practices. Despite our efforts to bring practices into compliance with the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities, regulators, customers, data subjects, suppliers, vendors or other parties. Further, there is a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the new procedures. If there are breaches of these measures, we could face significant administrative and monetary sanctions as well as reputational damage which may have a material adverse effect on our operations, financial condition and prospects.

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

Healthcare Reform

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the ACA) was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. There remain judicial and Congressional challenges to numerous provisions of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that that the individual mandate was unconstitutional, and reversed the Court of Appeals for the 5th Circuit’s ruling. It is unclear how any future litigation regarding the ACA will impact certain provisions of the ACA, including provisions that impact our business.

Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products For example, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers. On July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to drug pricing. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, in September 2021, the U.S. Department of Health and Human Services, or HHS, released the Biden administration’s Comprehensive Plan for Addressing High Drug Prices in response to President Biden’s “Promoting Competition in the American Economy” executive order issued July 9, 2021. In addition, at the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Research and Development Expenses

Our research and development expenses were $64.4 million, $41.6 million and $51.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Employees and Human Capital

As of December 31, 2021, we had a total of 43 full-time employees in the United States and Europe, 27 of whom were primarily engaged in manufacturing and research and development activities, and 16 of whom were engaged in general management and administration. Nine of our employees have either an M.D. or a Ph.D. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced any work stoppage and consider our relations with our employees to be good.

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

Risk Factor Summary

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part I, Item 1A of this Annual Report. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should carefully consider the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of this Annual Report as part of your evaluation of an investment in our common stock.

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

•

Our Marketing Authorization Application (MAA) for Zokinvy is currently under review by the European Medicines Agency (EMA), rejection of which would mean that we cannot commercialize Zokinvy in the European Economic Area.

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

•

We are currently conducting and will continue to conduct clinical trials for our product candidates outside the United States, which could expose us to risks that could have a material adverse effect on our business, including risks in connection with the recent actions taken by the Russian Federation in Ukraine and surrounding areas.

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

We are a commercial-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the years ended December 31, 2021, 2020 and 2019, we reported a net loss of $33.9 million, $65.1 million, and $70.3 million, respectively. As of December 31, 2021, we had an accumulated deficit of $340.4 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

If we obtain regulatory approval to market one or more additional product candidates, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. Even if we obtain adequate market share for our product candidates, because the potential markets in which our product candidates may ultimately receive regulatory approval could be very small, we may never become profitable despite obtaining such market share and acceptance of our products. We have also agreed with The Progeria Research Foundation to make Zokinvy available to Hutchinson-Gilford Progeria Syndrome (HGPS or Progeria) and processing-deficient progeroid laminopathies patients under an expanded access program that may not result in payment to us. Future clinical trials of new therapies for Progeria conducted by third parties may also result in patients converting from commercially reimbursed Zokinvy to product provided through clinical trials and result in lower revenues received by us.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:

•	continue the clinical development of our product candidates;
•	in-license or acquire additional product candidates;
•	undertake the manufacturing or have manufactured our product candidates;
•	advance our programs into larger, more expensive clinical studies;
•	initiate additional nonclinical, clinical, or other studies for our product candidates;

•	commercialize and provide expanded access to Zokinvy for the treatment of Progeria and processing-deficient progeroid laminopathies
•	identify and develop potential commercial opportunities, such as lonafarnib boosted with ritonavir, peginterferon lambda for HDV, and avexitide for HI and PBH;
•	seek regulatory and marketing approvals and reimbursement for our product candidates;
•	establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market ourselves;
•	seek to identify, assess, acquire, and/or develop other product candidates;
•	make milestone, royalty or other payments under third-party license agreements;
•	develop and educate HDV markets;
•	seek to maintain, protect, and expand our intellectual property portfolio;
•	seek to attract and retain skilled personnel;
•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
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

We have one product approved for commercialization in the U.S. for two ultra-rare diseases. Zokinvy to reduce the risk of mortality in Progeria, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, was approved by the FDA in November 2020 and launched commercially in the U.S. in January 2021. Our ability to generate substantial revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to obtain the regulatory and marketing approvals necessary to commercialize Zokinvy in foreign jurisdictions and to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, more of our product candidates in the U.S. or foreign jurisdictions. We do not anticipate generating significant product revenue for the foreseeable future. Our ability to generate future product revenue depends heavily on our success in many areas, including but not limited to:

•	completing research and development of our product candidates;
•	obtaining additional and maintaining current regulatory and marketing approvals for our product candidates;
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

To the extent that we raise additional capital through the sale of equity, debt or other securities convertible into equity, your ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder such as the Loan and Security Agreement we entered into with Oxford Finance LLC (Oxford Finance) in December 2016 (the Oxford Loan). The Oxford Loan was a $25.0 million debt financing arrangement with Oxford Finance wherein we borrowed the first tranche of $15.0 million upon closing of the debt financing in December 2016. In May 2018, we entered into an amendment to the Oxford Loan and borrowed $5.0 million. In August 2018, we drew the final $5.0 million upon achievement of certain clinical milestones. In March 2019, we entered into the third amendment to the Oxford Loan to refinance our outstanding principal balance of $23.3 million. Upon refinancing, the Oxford Loan was increased to $35.0 million in aggregate commitments, of which $30.0 million in principal is outstanding. On February 23, 2021, we entered into the fifth amendment to the Oxford Loan. The amendment extended the interest only period by 17 months until September 1, 2022, followed by 19 equal monthly payments of principal and interest. On October 6, 2021, we entered into the sixth amendment to the Oxford Loan. As a result, the Amended Oxford Loan will bear interest at the LIBOR replacement rate which is the sum of the alternate benchmark rate and the LIBOR replacement spread. The Oxford Loan is secured by perfected first priority liens on our assets, excluding intellectual property but including a commitment by us to not allow any liens to be placed upon such intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency.

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and continuing disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. We cannot assure you that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of product candidates to meet our projected plans. If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially affect our business, financial condition, and results of operations.

Covenants in the Oxford Loan restrict our business and operations in many ways and if we do not effectively comply with our covenants, our financial conditions and results of operations could be adversely affected.

The Oxford Loan provides for up to $35.0 million in term loans due on March 1, 2024, of which $30.0 million in principal is outstanding as of December 31, 2021. All of our current and future assets, except for intellectual property, secure our borrowings under the Oxford Loan. The Oxford Loan requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Oxford Loan, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable. If we are unable to repay those amounts, the lenders under the Oxford Loan could proceed against the collateral granted to them to secure that debt, and our inability to use or dispose of those assets would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty, restrict access to additional borrowings under the loan and security agreement, and accelerate the maturity of the debt. Any default under the Oxford Loan would materially affect our liquidity and ability to fund our operations and complete our planned clinical trials and regulatory filings would be substantially impaired.

If the London Inter-Bank Offered Rate, or LIBOR, is discontinued, interest payments under the Oxford Loan may be calculated using another reference rate.

In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (FCA), which regulates LIBOR, announced that the FCA intended to phase out the use of LIBOR by the end of 2021. In addition, the FCA and certain U.S. regulators have stated that, despite expected publications of U.S. dollar LIBOR through June 30, 2023, no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. In the United States, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has recommended that U.S. dollar LIBOR be replaced by the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. LIBOR is used as a benchmark rate throughout the Oxford Loan. On October 6, 2021, we entered into the sixth amendment to the Oxford Loan (the Sixth Amendment) to replace the LIBOR benchmark rate with the LIBOR replacement rate upon a LIBOR transition event, as discussed more fully in Note 8 to the consolidated financial statements included within Part II, Item 8 of this Annual Report. While we do not currently expect the impact of this change to be material, there remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, including the LIBOR replacement rate under the Sixth Amendment, and any potential effects of the transition away from LIBOR on us are not fully known. The transition process may involve, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR and may result in increased borrowing costs, the effectiveness of related transactions such as hedges, or uncertainty under applicable documentation, including the Oxford Loan. As a result, our ability to refinance our credit agreement or other indebtedness or to hedge our exposure to floating rate instruments may be impaired, which would adversely affect the operations of our business.

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

To date, we have invested substantially all of our efforts and financial resources to identify, acquire, and develop our portfolio of product candidates. Our future success is dependent on our ability to further develop, obtain regulatory approvals for, and commercialize one or more of these product candidates. Our NDA for Zokinvy to reduce the risk of mortality in Progeria, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, was approved in November 2020. Our MAA is currently under standard review with the EMA and we have received feedback from the CHMP with respect to our pending MAA requesting additional information relating to the demonstration of efficacy for Zokinvy. While we are working closely with the CHMP to address this feedback, we cannot be certain of the timing or outcome of such interactions. In addition, if the EMA rejects our MAA or we decide to withdraw our application, we may no longer be eligible for reimbursement in France for the use of Zokinvy under the Autorisation Temporaire d'Utilisation (ATU) program. Prior to the U.S. Zokinvy commercial launch in 2021, we had not generated revenue from sales of any drugs and may never be able to develop or commercialize additional product candidates. In addition, we have a commitment to provide access to Zokinvy for patients with Progeria and processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, for no or minimal cost to those patients.

With respect to potential commercial products, we currently have three product candidates that are in Phase 3 clinical development, lonafarnib for HDV, lambda for HDV, and lambda for COVID-29 through an investigator sponsored study, and two development programs focused on two separate indications that have we believe have completed Phase 2 and are advancing towards Phase 3, avexitide for HI and PBH. It may be years before our studies are initiated and completed, if at all.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical studies and depends upon numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have obtained U.S. regulatory approval for one product, Zokinvy, and it is possible that none of our current product candidates or any future product candidates we may seek to develop will ever obtain regulatory approval.

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

Our avexitide compound has received Rare Pediatric Disease (RPD) designation from the FDA for the treatment of Congenital Hyperinsulinism (HI). The FDA defines a “rare pediatric disease” as a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect patients under the age of 18 years, that is, a disease or condition that affects fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug or biological product. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval. In addition, the priority review voucher is only awarded to an NCE, thus if a compound is approved first for an indication that is not a rare pediatric disease the compound may not be eligible to receive the voucher. While we obtained and sold the priority review voucher issued upon approval of Zokinvy to reduce the risk of mortality in Progeria, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, there can be no assurance that we will be successful in obtaining approval for avexitide for the treatment of HI, or that a priority review voucher will be issued at the time of any such approval.

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

We have received Breakthrough Therapy Designation for lonafarnib and peginterferon lambda for the treatment of HDV, and for avexitide for the treatment of HI and PBH. A Breakthrough Therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. The Breakthrough Therapy Designations we have obtained may not result in faster development processes, reviews or approvals compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that any of our development programs no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we intend to seek Breakthrough Therapy Designation for and some or all of our future product candidates for the treatment of various cancers, there can be no assurance that we will receive any such Breakthrough Therapy Designation.

We may submit an NDA or BLA for our product candidates under the Accelerated Approval Pathway. If we are unable to obtain approval of our drug candidates through the Accelerated Approval Program in the United States, we may be required to conduct additional nonclinical and clinical studies and trials beyond those that we currently contemplate, which could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, necessary marketing approval. Even if we receive approval from the FDA through the Accelerated Approval Program, if any required confirmatory post-marketing trial does not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw the approval.

We may seek approval under the Accelerated Approval pathway for our lonafarnib and peginterferon lambda products for the treatment of HDV. For any approval to market a product, we must provide the FDA and foreign regulatory agencies with clinical data that adequately demonstrate the safety and efficacy of the product for the indication applied for in the NDA, BLA, or other respective regulatory filings. The Accelerated Approval Program is one of several approaches used by the FDA to make prescription drugs and biologics more rapidly available for the treatment of serious or life-threatening diseases. Section 506(c) of the Federal Food, Drug and Cosmetic Act (FDCA) provides that the FDA may grant accelerated approval to “a product for a serious or life-threatening condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.” Approval through the Accelerated Approval Program is typically subject, however, to the requirement that the applicant conduct additional post-marketing clinical trials to verify and describe the product’s clinical benefit. Typically, clinical benefit is verified when post-marketing clinical trials show that the product provides a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. If such confirmatory post-marketing trial fails to confirm the product’s clinical profile or risks and benefits, the FDA may withdraw its approval of the product.

The FDA has broad discretion with regard to approval through the Accelerated Approval Program, and even if we believe that the Accelerated Approval Program is appropriate for our product candidates, we cannot assure you that the FDA will ultimately agree. Furthermore, even if we do obtain approval through the Accelerated Approval Program, we may not experience a faster development process, review or approval compared to conventional FDA procedures.

Our lonafarnib and peginterferon lambda products for the treatment of HDV are in Phase 3 studies with endpoints intended to support accelerated approval. The primary endpoint for the D-LIVR study, the Phase 3 study of lonafarnib, is a composite of a > 2 log reduction in HDV RNA and ALT normalization and is intended to support accelerated approval. The primary endpoint for the LIMT-2 study, the Phase 3 study of peginterferon lambda, is a DVR at 24 weeks post-treatment and is intended to support accelerated approval for finite therapy. The study endpoints were previously achieved in Phase 2 studies and are consistent with FDA guidance on the development of treatments for HDV. While these proposed endpoints are designed to be consistent with FDA guidance, there is no assurance that approval will be granted on a timely basis, or at all. FDA may disagree that the design of, or results from, our studies support accelerated approval. Additionally, the FDA could require us to conduct further studies or trials prior to granting approval of any type, including by determining that approval through the Accelerated Approval Program is not appropriate and that our clinical trials may not be used to support approval through the conventional pathway. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. There also can be no assurance that after subsequent FDA feedback we will continue to pursue approval through the Accelerated Approval Program. A failure to obtain approval through the Accelerated Approval Program could result in a longer time period to obtain approval of our product candidates, could increase the cost of their development, could delay our ability to commercialize our products and could significantly harm our financial position and competitive position in the marketplace.

Even if we receive approval for one or more of our product candidates through the Accelerated Approval Program, we will be subject to rigorous post-marketing requirements, possibly including the completion of one or more confirmatory post-marketing trials as the FDA may require, to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw the approval for multiple reasons, including if we fail to conduct any required confirmatory post-marketing trial with due diligence, our confirmatory post-marketing trial does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading.

Any delay in obtaining, or inability to obtain, approval through the Accelerated Approval Program would delay or prevent commercialization of our products, and would materially adversely affect our business, financial condition, results of operations, cash flows and prospects

Drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.

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

The eligibility criteria of our planned clinical studies may further limit the available eligible study participants as we expect to require that patients have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical studies. We may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical studies in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical studies, and the willingness of physicians to participate in our planned clinical studies. Additionally, we may experience delays in patient enrollment in our clinical trials as a result of the evolving COVID-19 global pandemic and competition for patients at our European clinical trial sites due to the conditional approval of Hepcludex in Europe. For example, early in the pandemic, certain clinical study sites that were scheduled to open were delayed in activating and other sites suspended randomization of subjects for a period of time. Future pandemic restrictions could result in delays of our clinical trials, including D-LIVR and LIMT-2. If patients are unwilling to participate in our clinical studies for any reason, the timeline for conducting studies and obtaining regulatory approval of our product candidates may be delayed

If we experience delays in the completion of, or termination of, any clinical study of our product candidates, the commercial prospects of our product candidates could be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. In addition, any delays in completing our clinical studies would likely increase our overall costs, impair product candidate development and jeopardize our ability to obtain regulatory approval relative to our current plans. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

•	delays in obtaining required Institutional Review Board (IRB) approval at each clinical study site;
•	failure to permit the conduct of a study by regulatory authorities, after review of an investigational new drug (IND) or equivalent foreign application or amendment;
•	delays in recruiting qualified patients, or patients dropping out of, in our clinical studies, including as a result of the evolving COVID-19 global pandemic;
•	feasibility of continuous trial execution in countries impacted by war, geopolitical conflict and other humanitarian crises;
•	failure by clinical sites or our CROs or other third parties to adhere to clinical study requirements or report complete findings;
•	failure to perform the clinical studies in accordance with the FDA’s good clinical practice (GCP) requirements, or applicable foreign regulatory guidelines;
•	occurrence of adverse events associated with our product candidates;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	the cost of clinical studies of our product candidates;
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

We may not receive an Emergency Use Authorization (EUA) from FDA for the use of lambda in COVID-19.

If we do not receive an EUA from FDA, we will not be able to commercialize lambda in COVID-19 and may be required to conduct additional clinical trials for an EUA. Obtaining such an authorization is dependent upon a number of factors, which are not under our control. For example, the TOGETHER study an investigator sponsored study conducted within a single country, Brazil. FDA may require a company-sponsored study with data from additional patient populations.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Our lonafarnib product candidate has been studied in thousands of oncology patients and the most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), weight loss, fatigue and rash. Use of Zokinvy to reduce the risk of mortality in Progeria, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, has been reported to cause ECG abnormalities, but these ECG abnormalities have not resulted in a risk of mortality for these patients. There is no guarantee that additional or more severe side effects or other properties will not be identified through ongoing clinical studies by other uses of lonafarnib for other indications or our own clinical trials. Our peginterferon lambda product candidate is well-characterized and has been studied in thousands of HBV and HCV patients and the most common adverse events seen are moderate headache, pyrexia, fatigue, and myalgia. ALT flares that were seen result from vigorous antiviral immunological response to treatment, not due to direct hepatotoxicity. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies for other uses of peginterferon lambda. Undesirable side effects, other properties, and negative results for other indications may negatively impact the development and potential for approval of our product candidates for our proposed indications. For example, the ECG abnormalities seen with lonafarnib in HGPS and PL patients has the potential to impact the labeling for lonafarnib combined with ritonavir for HDV. Our avexitide product candidate has been studied in 39 HI patients and 54 PBH patients and the most common adverse events are injection site bruising, nausea, and headache. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies for other uses of avexitide in clinical trials.

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

If our product candidates are approved, they will be subject to ongoing regulatory requirements with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-

marketing studies, and submission of safety, efficacy and other post-approval information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies that may compete with our product candidates. For example, we have competitors both in the United States and internationally, including multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include Gilead Sciences, Merck, Roche, Holding, Actelion Pharmaceuticals US, Johnson & Johnson, Replicor, Arrowhead Pharmaceuticals, Novartis International, Zealand Pharmaceuticals, Xeris Pharmaceuticals, Rezolute, Hanmi Pharmaceutical, and Crinetics Pharmaceuticals as well as other smaller companies or biotechnology startups and large multinational pharmaceutical companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring, or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization, and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

Although we commercially launched Zokinvy following its FDA approval, we have limited marketing and sales experience. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

Although certain of our employees may have marketed, launched and sold other pharmaceutical products in the past while employed at other companies, we have limited recent experience selling and marketing our product candidates and we currently have a small sales and marketing organization. To successfully commercialize Zokinvy and additional products that may result from our development programs, we will need to invest in and expand these capabilities, either on our own or with others, which would be expensive, difficult and time consuming. Any failure or delay in the timely development of our internal commercialization capabilities could adversely impact the potential for success of our products.

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

Our product candidates marketed under NDAs may be subject to generic competition.

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

Innovative small molecule drugs may be eligible for certain periods of regulatory exclusivity The FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity (NCE). During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such product candidate where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing product candidate. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for product candidates containing the original active agent for other conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Manufacturers may seek to launch these generic drugs following the expiration of the marketing exclusivity period, even if we still have patent protection for our drug. Competition that our drug candidates may face from generic versions of our drug candidates could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those drug candidates. Our future revenues, profitability and cash flows could also be materially and adversely affected and our ability to obtain a return on the investments we have made in those drug candidates may be substantially limited if our drug candidates, if and when approved, are not afforded the appropriate periods of non-patent exclusivity.

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

Our biological product candidates for which we intend to seek licensure may face competition from biosimilars.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated licensure pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the licensure of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have an adverse effect on the future commercial prospects for our product candidates.

There is a risk that any product candidates we may develop that are licensed as a biological product under a BLA would not qualify for the 12-year period of exclusivity or that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider any product candidates we may develop to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. In addition, the approval of a biologic product biosimilar to one of our products could have a material adverse impact on our business as it may be significantly less costly to bring to market and may be priced significantly lower than our products. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation, including litigation challenging the constitutionality of the ACA. For example, in December 2018, a federal district court ruled that the ACA, without the “individual mandate” penalty (which was repealed by Congress as part of the Tax Cuts and Jobs Act), is unconstitutional in its entirety. In December 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court ruling that the individual mandate provisions are unconstitutional and remanded the case back to the district court for further analysis of whether such provisions could be severed from the remainder of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the case without specifically ruling on the constitutionality of the ACA. There may, however, be other efforts to challenge, repeal, or replace the ACA in the future. We continue to evaluate the effect that the ACA and its possible repeal and replacement has (or may have) on our business and exclusivity under the BPCIA. It is uncertain the extent to which any such changes may impact our business or financial condition.

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

As of December 31, 2021, we had 43 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) that govern the collection, use, disclosure, and protection of health-related and other personal information apply to our operations or the operations of our partners. In addition, we may receive unintended health information in error from third parties (including research institutions from which we may obtain clinical trial data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use, or disclose individually identifiable health information in a manner that is not authorized or permitted by HIPAA. On December 10, 2020, the Office of Civil Rights within the Department of Health and Human Services issued proposed revisions to the HIPAA Privacy Rule aimed at reducing regulatory burdens that may exist in discouraging coordination of care and patient access to their health information, among other changes. While a final rule has not yet been issued, if adopted, these proposed changes may require us to update our policies and procedures to comply with the new requirements.

In particular, several state laws have recently been passed or amended to significantly expand privacy rights and obligations of businesses that process personal information, including identifiable sensitive health information. For example, in June 2018, California enacted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The California Privacy Rights Act of 2020 (CPRA), which expands the CCPA, was passed in the election on November 3, 2020. The CPRA will, among other things, give consumers the ability to limit use of information deemed to be sensitive, increase the maximum penalties for violations concerning consumers under age 16, and establish the California Privacy Protection Agency to implement and enforce the new law and impose administrative fines. Following the CPRA, Virginia and Colorado have enacted similar, but not completely consistent, comprehensive privacy legislation that will also go into effect in January and July 2023, respectively. Many other states are considering similar legislation.

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

Foreign data protection laws, including, without limitation, the EU GDPR that took effect in May 2018, and EU Member State data protection legislation, may also apply to health-related and other personal information obtained from individuals. The EU GDPR has been transposed into the national laws of the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018 as the UK GDPR (together, the EU GDPR and the UK GDPR, the GDPR). The EU GDPR has direct effect in all EU Member States and has extraterritorial effect where organizations outside of the EU process personal information of individuals in the EU in relation to the offering of goods or services to those individuals (“targeting test”) or the monitoring of their behavior (“monitoring test”). The UK GDPR has a similar extraterritorial test for organizations outside of the UK processing personal information of individuals in the UK in relation to the offering of goods or services to those individuals or the monitoring of their behavior. As such, the GDPR applies to us to the extent we are established in an EU Member State or the UK or we meet the requirements of either the targeting test or the monitoring test. These laws impose strict obligations on businesses, including to: (i) implement administrative, physical, technical, and organizational safeguards to protect personal information; (ii) establish an appropriate and valid legal basis for processing personal information; (iii) comply with accountability transparency requirements regarding the processing of personal information, which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing; (iv) comply with data protection rights of data subjects including a right of access to and rectification of personal information, a right to obtain restriction of processing or to object to processing of personal information, a right to ask for a copy of personal information to be provided to a third party in a useable format and erasing personal information in certain circumstances; (v) report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72 hours, where feasible); (vi) obtain explicit consent for collection of sensitive personal information such as health data; and (vii) consider data protection as any new products or services are developed and to limit the amount of personal information processed.

The EU GDPR restricts the transfer of personal information from the European Economic Area (EEA) to the United States and other countries that the European Commission does not recognize as having “adequate” data protection laws unless the parties to the transfer have implemented an appropriate data transfer mechanism in accordance with the EU GDPR. The UK GDPR has similar restrictions on transfers of personal information from the United Kingdom to countries that the UK does not recognize as having “adequate” data protection laws in the United Kingdom (as discussed below) and Switzerland impose similar restrictions. One of the primary mechanisms allowing United States companies to import personal information from Europe had been certification to the EU-U.S. Privacy Shield and Swiss-U.S. Privacy Shield frameworks administered by the United States Department of Commerce. However, in July 2020, the Court of Justice of the EU (CJEU) invalidated the EU-U.S. Privacy Shield, and subsequent regulatory guidance required additional compliance efforts to analyze international data flows and take steps to ensure adequate protections for personal data transferred to the United States and other certain jurisdictions, including by implementing supplementary measures that provide privacy protections in addition to those provided under the Standard Contractual Clauses (SCCs). Moreover, new versions of the European Commission’s Standard Contractual Clauses, now the primary mechanism for the lawful transfer of personal information transfers from Europe and/or the United Kingdom to the United States or other countries, have been released requiring additional compliance and implementation efforts. The United Kingdom is also expected to publish its own set of SCCs in early 2022 for transfers of personal data outside of the United Kingdom. Similarly, the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield Framework is inadequate for personal information transfers from Switzerland to the United States in light of the CJEU’s July 2020 decision, and also raised questions about the viability of the older version of the Standard Contractual Clauses. As such, any transfers by us or our vendors of personal information from Europe may not comply with European data protection law, may increase our exposure to the EU GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may reduce demand from companies subject to European data protection laws.

Moreover, where we rely on SCCs, we must now evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. This evaluation will, in particular, include an assessment as to whether the types of personal data transferred pursuant to SCCs may be subject to government surveillance in the data importer’s country and an assessment as to whether the data importer can meet its contractual obligations under the SCCs. This may have implications for our cross-border data flows and may result in compliance costs. Inability to import personal information from the EEA, United Kingdom or Switzerland may also restrict our clinical trial activities in Europe; limit our ability to collaborate with CROs, service providers, contractors and other companies subject to European data protection laws; and require us to increase our data processing capabilities in Europe at significant expense.

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

Under the EU GDPR, regulators may impose substantial fines and penalties for non-compliance. Companies that violate the EU GDPR can face fines of up to the greater of 20 million Euros or 4% of their consolidated worldwide annual turnover (revenue) and restrictions or prohibitions on data processing. The EU also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR. The EU GDPR has increased our responsibility and liability in relation to personal information that we process, requiring us to put in place additional mechanisms to ensure compliance with the EU GDPR and other EU and international data protection rules. There may also be a risk that the measures will not be implemented correctly or that individuals within the business will not be fully compliant with the required procedures. Similarly, the UK GDPR introduces fines of up to the greater of £17.5 million or up to 4% of their consolidated worldwide annual turnover (revenue).

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

Our ability to execute our business plan and maintain operations depends on the continued and uninterrupted performance of our, and our third-party vendors’, information technology (IT) systems, and the availability of data related to our products, services and operations. IT systems and data are vulnerable to risks and damages from a variety of sources, including catastrophe or natural disaster, telecommunications or network failures, malicious human acts, breaches of security, cyber-attacks, loss of power or other natural or man-made events. Moreover, despite network security and back-up measures, we and our vendors frequently defend against and respond to data security attacks and incidents, and vendors’ servers are potentially vulnerable to physical or electronic break-ins, computer viruses, software vulnerabilities, ransomware attacks and similar disruptive problems. If our business continuity and disaster recovery plans and procedures were disrupted, inadequate or unsuccessful in the event of a problem, we could experience a material adverse interruption of our operations.

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

For example, in March 2021, we learned we were the victim of a business email compromise during which an unauthorized party gained access to the email account of an employee in our finance department. The incident resulted in a net loss of approximately $0.3 million. We immediately notified law enforcement and relevant banks involved in the wire, which we are working to recover. At this time, we do not know if we will be able to recover this loss, which we understand was transferred to another country. Based on our investigation, the incident was financially motivated and impacted a single email account. In response to the incident, we conducted a review of our corporate information technology and email policies and have implemented additional security measures.

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

Our operations may be subject to various foreign, federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, physician sunshine laws, the EU GDPR and/or the UK GDPR and other regulations. These laws may impact, among other things, our research, sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by foreign, federal, and state governments in which we conduct our business. The laws that may affect our ability to operate include:

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
•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payors, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and

•

the EU GDPR and/or the UK GDPR (together, GDPR) and other EU Member State or English data protection legislation, which require data controllers and processors to (i) implement administrative, physical, technical, and organizational safeguards to protect personal information; (ii) establish an appropriate and valid legal basis for processing personal information (iii) comply with accountability transparency requirements  regarding the processing of personal information, which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing ; (iv) comply with data protection rights of data subjects including a right of access to and rectification of personal information, a right to obtain restriction of processing or to object to processing of personal information, a right to ask for a copy of personal information to be provided to a third party in a useable format and erasing personal information in certain circumstances; (v) report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72 hours, where feasible); (vi) obtain explicit consent for collection of sensitive personal information such as health data; and (vii) consider data protection as any new products or services are developed and to limit the amount of personal information processed. In addition, the GDPR prohibits the international transfer of personal information outside of the EU and/or the UK including to the U.S., unless made to a country deemed to have adequate data privacy laws by the European Commission and/or the UK or a data transfer mechanism in accordance with the GDPR (as applicable) has been put in place.

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

In June 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as “Brexit”) Thereafter, in March 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty and the UK formally left the EU on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remained applicable to the UK. This transition period ended on December 31, 2020.

Since the regulatory framework in the UK covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the UK, as UK legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term.

The UK Medicines and Healthcare products Regulatory Agency (MHRA) has published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time. The regulatory framework for medicines that existed before the end of the transition period has effectively been preserved in UK domestic legislation as ‘retained EU law’ which has prevented substantial divergence to the regulation of medicines. However, some changes to the UK legislation have been immediately necessary, including the implementation of the Northern Ireland Protocol (NIP), pursuant to which, the EU pharmaceutical legal framework acquis continues to apply in Northern Ireland (subject to periodic consent of the Northern Ireland Legislative Assembly), and only products compliant with EU law can be placed in the Northern Ireland market - adding an extra layer of regulatory complexity. As companies now need to comply with a separate UK regulatory legal framework in order to commercialize medicinal products in Great Britain (namely, England, Wales and Scotland, as EU law continues to apply in Northern Ireland). Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.

The UK government is currently trying to renegotiate fundamental aspects of the Northern Ireland Protocol so this is an unpredictable area for companies in the near future. The Trade and Cooperation Agreement signed between the UK and the EU allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products.

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

We have conducted in the past and are currently conducting clinical trials in the United States, Canada, Australia, Turkey, Germany, Pakistan, New Zealand, Mongolia, Spain, France, Bulgaria, Romania, Taiwan, Sweden, Italy, Belgium, Switzerland, United Kingdom, Greece, Moldova, Ukraine, Russia, and Israel, and accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. Emerging regions, such as Eastern Europe, Latin America, Asia, and Africa, as well as more developed markets, such as the United Kingdom, France, Germany, and Australia, provide clinical study opportunities for us. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, both Turkey and Pakistan are key regions for clinical activity relating to Hepatitis Delta Virus, and further outbreaks of violence and political instability in the region could disrupt our clinical operations or otherwise limit our ability to access or conduct clinical studies in those regions. Certain countries have closed their borders due to COVID-19 preventing activation of clinical sites. Recent actions taken by the Russian Federation in Ukraine and surrounding areas have destabilized the region and caused the adoption of comprehensive sanctions by, among others, the EU, the United States and the UK, which restrict a wide range of trade and financial dealings with Russia and Russian persons, as well as certain regions in Ukraine, including by imposing stricter export controls, prohibiting dealings with major Russian banks and credit institutions, and prohibiting trade with the Donetsk and Luhansk regions of Ukraine. In addition, clinical site initiation and patient enrollment may be delayed, and we may not be able to access sites for initiation, monitoring and data collection in regions affected by the Russian invasion of Ukraine, including due to the prioritization of hospital resources away from clinical trials or as a result of government imposed curfews, warfare, violence or other governmental action or events that restrict movement. Some patients may not be able to comply with clinical trial protocols if the conflict impedes patient movement or interrupts healthcare services. We could also experience disruptions in our supply chain or limits to our ability to obtain sufficient materials for our drug products in certain regions. D-LIVR is a global Phase 3 trial that has enrolled 407 patients across 116 clinical trial sites in 22 countries, including five sites in Ukraine.  While we believe that the study is more than adequately powered to demonstrate statistical significance over placebo even if patients from Ukraine discontinue from study, impacts related to the Russian invasion of Ukraine may have a material adverse effect on our ability to adequately conduct the D-LIVR trial. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our operations and prospects.

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

Further, the FDA and EMA may continue to suspend or delay certain foreign inspections, and if there continues to be a suspension or delay in inspections, our product application reviews and potential approvals could be impacted or delayed. In response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. In May 2021, the FDA updated its guidance, first published in August 2020, clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” In November 2021, FDA provided an update to the May 2021 “Resiliency Roadmap for FDA Inspectional Oversight” noting completion of “mission critical” work over the previous year. In the update, FDA noted that it “is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health impact.” Further, ongoing surges in COVID-19 case numbers with the emergence of new variants (e.g., the Omicron variant in late 2021) have contributed to interruptions in FDA’s surveillance capabilities. In light of high positivity rates and hospitalizations, FDA made temporary changes in late 2021, including temporarily postponing certain inspection activities from December 29, 2021 to January 19, 2022.

The FDA intends to use the roadmap as a risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. On-going surges, new variants, or additional factors may further affect inspection timelines.

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

While we expect the COVID-19 pandemic to continue to adversely affect our business operations, the extent of the impact on our clinical development and regulatory efforts and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and in other countries, and the effectiveness of actions taken globally to contain and treat COVID-19. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.

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

If existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. Certain of our existing stockholders, including Columbia Threadneedle Investments, 683 Capital Management, BlackRock Institutional Trust, and The Vanguard Group, and their respective affiliated entities, own substantial ownership interest in our common stock and any decision to sell a significant number of shares may negatively impact the price of our common stock.

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

Our federal and state net operating loss (NOL) carry-forwards will begin to expire, if not utilized, beginning in 2030 for federal income tax purposes and 2028 for California state income tax purposes. These NOL carry-forwards could expire unused and be unavailable to offset future income tax liabilities. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), U.S. federal net operating loss carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but, in the case of tax years beginning after December 31, 2020, may only be used to offset 80% of taxable income annually. In addition, California recently enacted A.B. 85 which imposed limits on the usability of California state net operating losses and certain tax credits in tax years beginning after 2019 and before 2023. Such limitations could result in the expiration of portions of our net operating loss and tax credit carryforwards before utilization. On February 9, 2022, Senate Bill No. 113 was signed into California law. This bill would reinstate the net operating loss deduction, and would remove the above-described temporary limitation on allowable credits, for taxable years beginning on or after January 1, 2022. Moreover, if a corporation undergoes an ownership change within the meaning of Section 382 of the Code (Section 382) the corporation’s NOL carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the “ownership change.” In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our merger with Celladon resulted in such an ownership change and, accordingly, Celladon’s NOL carryforwards and certain other tax attributes will be subject to further limitations on their use. In addition, we assessed whether Eiger had an ownership change, as defined by Section 382 of the Code, as a result of the Merger and other stock issuances that occurred from our formation through December 31, 2020. Based upon this assessment, we have experienced ownership changes on April 20, 2016, October 18, 2018 and December 31, 2020. Due to these ownership changes, reductions were made to our NOL and tax credit carryforwards under these rules. Additional ownership changes in the future could result in additional limitations on our net operating loss and tax credit carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. A full valuation allowance has been provided for the entire amount of our remaining net operating losses.

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

Holders of Record

As of March 7, 2022, there were approximately 17 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2021:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options ($/share)	(c) Number of Shares Remaining Available For Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(1)	(2)
Equity compensation plans approved by stockholders(3)	5,885,185	$10.24	1,998,817
Equity compensation plans not approved by stockholders	—	—	—
Total	5,885,185	$10.24	1,998,817
(1)	The amount shown in column (a) includes 5,262,185 outstanding options and 623,000 restricted and performance stock units.
(2)	The weighted average exercise price in column (b) includes options only as restricted and performance stock units do not have an exercise price.
(3)

As of December 31, 2021, the number of securities remaining available for issuance in column (c) includes 1,327,645 share available for future issuance in the form of options or restricted stock, restricted or performance stock units, or restricted stock awards under our Amended and Restated 2013 Equity Incentive Plan and 2021 Inducement Plan and 671,172 shares remained available for future issuance under our 2013 Employee Stock Purchase Plan (ESPP).

ITEM 6. Reserved

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

Overview

We are a commercial-stage biopharmaceutical company focused on the development of innovative therapies to treat and cure Hepatitis Delta Virus (HDV) and other serious diseases. All five of our rare disease programs have FDA Breakthrough Therapy Designation.

Our HDV platform includes two first-in-class therapies in Phase 3 that target critical host processes involved in viral replication. Lonafarnib is a first-in-class oral farnesylation inhibitor and lambda is a first-in-class, type III, well-tolerated interferon.

D-LIVR is the pivotal Phase 3 study of lonafarnib boosted with ritonavir for HDV. The study recently completed enrollment of 407 patients and we expect topline data by the end of 2022. LIMT-2 is the pivotal Phase 3 study of lambda for HDV.

We previously reported positive Phase 2 proof of concept data in HDV for the following treatment regimens: lonafarnib boosted with ritonavir; lambda; and the combination of lonafarnib boosted with ritonavir and lambda.

We are also developing avexitide, a first in class, well-characterized GLP-1 antagonist, as a targeted treatment for two metabolic diseases with high unmet medical needs and no approved therapies: congenital hyperinsulinism (HI) and post-bariatric hypoglycemia (PBH). Avexitide has completed Phase 2 for both indications and we are planning for Phase 3 in 2022.

The FDA approved our first commercial product, Zokinvyâ (lonafarnib) to reduce risk of mortality of Hutchinson-Gilford Progeria Syndrome (HGPS or Progeria) and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, ultra-rare and rapidly fatal genetic conditions of accelerated aging in children, on November 20, 2020. Our Marketing Authorization Application (MAA) is under review with the EMA, and we expect an opinion from the CHMP in the first half of 2022.

We commercially launched Zokinvy in the U.S. in January 2021 and started to record product revenue in first quarter 2021. We have historically incurred operating losses in each year since inception but were profitable during the three months ended March 31, 2021 due to the one-time gain from the sale of a priority review voucher issued upon the FDA approval of Zokinvy. However, we expect to incur losses for the foreseeable future. We had net loss of $33.9 million, $65.1 million, and $70.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $340.4 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

We expect to incur significant expenses and increasing operating losses for at least the next several years as we initiate and continue the clinical development of, and seek regulatory approval for, and potentially commercialize our product candidates, which will require the addition of new personnel and upgrades to our information technology systems. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve additional regulatory approvals.

Recent Developments

Update on Ukraine and Russia Clinical Trial Sites in D-LIVR, a Phase 3 Study of Lonafarnib-based Regimens in Patients with Chronic Hepatitis Delta Virus (HDV) Infection

In March 2022, we provided an update on the D-LIVR clinical trial sites in Ukraine and Russia. D-LIVR is a global Phase 3 study that has enrolled 407 patients across 116 clinical trial sites in 22 countries, including 5 sites in Ukraine.  The D-LIVR design includes conservative powering assumptions, modeling response rates well below what was demonstrated in Phase 2. We believe that the study remains more than adequately powered to demonstrate statistical significance over placebo if these patients discontinue from the study.

In Russia, where there are 11 D-LIVR clinical trial sites, to date, there have been no interruptions to patient visits, safety monitoring, or drug supply.  Eiger maintains a D-LIVR depot in Russia which will have sufficient drug supply for all patients through week 48.  We have also developed contingency plans with our CRO to ensure continuity of drug supply, sample storage and analysis to preserve the integrity of the results.

Enrollment of First Patient in LIMT-2, a Phase 3 Study of Lambda in Patients with HDV Infection

In December 2021, we announced that the first patient was enrolled in LIMT-2, a Phase 3 study of 48-week treatment with lambda in patients with chronic hepatitis delta virus (HDV) infection. LIMT-2 will include 50 sites across 13 countries and a target enrollment of 150 patients.

Second Positive Interim Analysis and Continuation of Dosing of Lambda in Phase 3 TOGETHER Study of Newly Diagnosed COVID-19 Outpatients

In December 2021, we announced that an independent Data Safety Monitoring Board (DSMB) recommended that investigators continue enrollment of the lambda arm in the Phase 3 TOGETHER investigator-sponsored platform study. This second, per protocol interim futility analysis was based on a sample size of 1,003 patients, randomized 1:1 active treatment to placebo.

Update on Impact of COVID-19 Pandemic on Clinical Development Activities and Business Operations

We have taken proactive steps to ensure the safety of patients and the integrity of our clinical studies. We have adequate clinical drug product supply for our studies and do not anticipate any interruption in availability of study drug to patients.

We do not anticipate any impact to our sales of Zokinvy, including availability of commercial drug supply. We previously announced that the EMA review of our MAA will follow a standard review timeline with a CHMP opinion expected in the first half of 2022.

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

Financial Operations Overview

Product Revenue, Net

Our product revenue, net consists of sales of Zokinvy (lonafarnib) for Progeria and processing deficient progeroid laminopathies in the United States and under a reimbursed early access program, or cohort ATU program, in France. Prior to 2021, we did not have any product revenue.

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

The largest component of our operating expenses has historically been the investment in clinical trials, including contract manufacturing arrangements, clinical trial material related costs and other research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Product candidates:
Lonafarnib	$32,732	$25,051	$37,775
Peginterferon Lambda	17,322	6,128	1,935
Avexitide	3,082	1,891	3,834
Internal research and development costs	11,300	8,520	8,247
Total research and development expense	$64,436	$41,590	$51,791

We expect research and development expenses will continue to be significant and may increase in the future as we advance our product candidates into and through later stage clinical trials and pursue regulatory approvals, which will require a significant investment in regulatory support and contract manufacturing and clinical trial material related costs. In addition, in the future we may evaluate opportunities to acquire or in-license other product candidates and technologies, which may result in higher research and development expenses due to license fees and/or milestone payments.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel costs, allocated expenses, expenses for outside professional services, including legal, audit, accounting services, insurance costs and costs associated with being a public company, and commercial related expenses. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation expense and other supplies. Our expenses include costs related to compliance with the rules and regulations of the SEC and Nasdaq, insurance, investor relations, banking fees and other administrative expenses and professional services. We expect our selling, general and administrative expenses to increase in the future due to sales and marketing activities from the commercialization of our product candidates.

Interest Expense

Interest expense consists of interest and amortization of the debt discount related to the Oxford Loan.

Interest Income

Interest income consists of interest earned on our investments in debt securities and cash equivalents.

Other Income (Expense), Net

Other income (expense), net primarily consists of the gain we recognized in connection with the sale of our rare pediatric disease priority review voucher to AbbVie Inc., which closed in January 2021.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities revenues, and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Product revenue, net

We recognize product revenue when the customer obtains control of the product, which occurs at a point in time, typically upon delivery to the customer as the delivery of the product is our only performance obligation.

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

Stock-Based Compensation

We recognize compensation costs related to stock options and restricted stock units based on the estimated fair value of the awards on the grant date. We estimate the grant date fair value of stock options, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. We record forfeitures when they occur.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,		Increase / (Decrease)	% Change
	2021	2020
Product revenue, net	$12,142	$—	$12,142	*
Costs and operating expenses:
Cost of sales	745	—	745	*
Research and development	64,436	41,590	22,846	55%
Selling, general and administrative	23,900	20,559	3,341	16%
Total costs and operating expenses	89,081	62,149	26,932	43%
Loss from operations	(76,939)	(62,149)	(14,790)	24%
Interest expense	(3,559)	(3,594)	35	(1)%
Interest income	158	704	(546)	(78)%
Other income (expense), net	46,487	(12)	46,499	*
Loss before provision for income taxes	(33,853)	(65,051)	31,198	(48)%
Provision for income taxes	64	—	64	*
Net loss	$(33,917)	$(65,051)	$31,134	(48)%

*Percentage not meaningful or not material.

Product revenue, net

Product revenue, net consists of sales of Zokinvy, which was approved by the FDA in November 2020 and launched commercially in January 2021.

Cost of sales

Cost of sales of $0.7 million for the year ended December 31, 2021, is related to certain costs associated with Zokinvy that were incurred after FDA approval. Prior to receiving FDA approval in November 2020, we recorded all Zokinvy manufacturing costs incurred as research and development expense. We sold inventory previously expensed to research and development over the current year, and we expect our costs of product sales of Zokinvy to increase as a percentage of net product revenue in future periods as we produce and sell inventory that reflects the full cost of manufacturing the product. There were no cost of sales prior to 2021.

Research and development expenses

Research and development expenses increased by $22.8 million to $64.4 million for the year ended December 31, 2021, from $41.6 million for the same period in 2020. The increase was primarily due to a $20.9 million increase in contract manufacturing and clinical expenditures due to an increase in clinical program activities, a $2.4 million increase in compensation and personnel related expenses, including stock-based compensation, due to an increase in headcount, and a $2.2 million increase in professional services, including supporting investigator sponsored studies, offset by less regulatory related consulting spend associated with Progeria. The increase was partially offset by a decrease of $2.8 million related to milestone payments, which occurred in 2020 related to the BMS License Agreement with no similar expense recorded in 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $3.3 million to $23.9 million for the year ended December 31, 2021, from $20.6 million for the same period in 2020. The increase was primarily due to a $2.1 million increase in professional services, including consulting, advisory and accounting services due to support the growth of the Company and a $1.8 million increase in compensation and personnel related expenses, including stock-based compensation, due to an increase in headcount. The increase was partially offset by a decrease of $0.5 million in sales and marketing related expenses, which were incurred in 2020 to support the U.S. launch of Zokinvy.

Interest income

Interest income decreased by $0.5 million to $0.2 million for the year ended December 31, 2021, from $0.7 million for the same period in 2020. The decrease was primarily due to a decrease in interest rates on money market funds and available-for-sale securities.

Other income (expense), net

Other income (expense), net increased by $46.5 million compared to the same period in 2020. The increase was primarily due to net proceeds received from the sale of our rare pediatric disease priority review voucher to AbbVie Inc., which closed in January 2021.

Provision for income taxes

Provision for income taxes increased by $64,000 compared to the same period in 2020. The increase was primarily due to the tax expense related to state taxes.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2021, we had $88.8 million of cash, cash equivalents and short-term debt securities, comprised of $22.2 million of cash and cash equivalents and $66.6 million of short-term debt securities available-for-sale, and an accumulated deficit of $340.4 million. In addition, as of December 31, 2021, we had $17.3 million of long-term debt securities available-for-sale. The total cash, cash equivalents, short-term debt securities, and long-term debt securities was $106.1 million.

On December 18, 2020, we filed a new shelf registration statement on Form S-3 (File No. 333-251497) with the Securities and Exchange Commission, which permits the offering, issuance and sale by us up to a maximum aggregate offering price of $200.0 million of our common stock, preferred stock, debt securities and warrants. Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an ATM financing facility (the ATM Facility) under a sales agreement with Jefferies. In December 2021, we completed ATM offerings for a total of 565,938 shares of our common stock under the ATM Facility. The offerings were made under Eiger’s effective shelf registration statement and resulted in net proceeds to the Company of $3.0 million, after deducting commissions.

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

Future Funding Requirements

Prior to 2021, we had not generated any product revenue. We launched our first commercial product, Zokinvy, in January 2021. We expect our expenses to increase in connection with our ongoing development and manufacturing activities, particularly as we continue the research, development, manufacture and clinical trials of, and seek regulatory approval for, our other product candidates.

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

Contractual Obligations and Other Commitments

Leases

In October 2017, we entered into a non-cancelable operating facility lease agreement commencing on March 1, 2018 and expiring in February 2023. We also have additional operating leases that are included in our lease accounting but are not considered significant for disclosure. Refer to Note 13 of our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for a description of our contractual obligations as of December 31, 2021.

Asset and License Agreements

We are obligated to make future payments to third parties under asset purchase and license agreements, including royalties and payments that become due and payable on the achievement of certain development and commercialization milestones.

Product Development Agreements

On August 11, 2018, we entered into a Product Development Agreement and a First Project Agreement (the Product Agreements), pursuant to which we will receive development program support services for the HDV program. The services are to be provided from July 1, 2018 through the new drug application (NDA) filing. The Product Agreements can be terminated by either party due to material breach or by us without cause with 90 days prior written notice. Refer to Note 5 on this Annual Report on Form 10-K for additional details and description of our contractual obligations as of December 31, 2021.

Oxford Finance Term Loan

On December 30, 2016, we entered into an aggregate $25.0 million loan with Oxford Finance LLC (the Oxford Loan). On March 5, 2019, we entered into the third amendment to the Oxford Loan (the Amended Oxford Loan) to refinance the Oxford Loan. The Amended Oxford Loan increased the aggregate amount available to be borrowed to

$35.0 million and extended the maturity date to March 1, 2024. On March 5, 2019, prior to entering into the Amended Oxford Loan, the outstanding balance of the Oxford Loan was $23.3 million. At the time of entering into the Amended Oxford Loan, we borrowed an additional $6.7 million in principal under the Amended Oxford Loan, which increased the total amount borrowed to $30.0 million (Amended Tranche A). On February 23, 2021, we entered into the fifth amendment to the Oxford Loan. The amendment extended the interest only period by 17 months until September 1, 2022, followed by 19 equal monthly payments of principal and interest. On October 6, 2021, we entered into the sixth amendment to the Oxford Loan. As a result, the Amended Oxford Loan will bear interest at the LIBOR replacement rate which is the sum of the alternate benchmark rate and the LIBOR replacement spread. As of December 31, 2021, we were in compliance with all loan terms. Refer to Note 8 of our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for additional details related to the terms of this loan agreement.

Manufacturing Service Agreement

In 2020, we entered into a Master Manufacturing Services Agreement (MMSA) and Product Agreement with Patheon, Inc. (Patheon) for the manufacturing of lonafarnib capsules and packaging of bottles for commercial sale. Under the terms of the agreements, we are required to provide Patheon with annual volume forecasts of capsules and Patheon will manufacture 80 percent of actual manufacturing volume. If we order more than 20 percent of manufacturing volume from other manufacturers, we are required to pay 70 percent of purchase price to Patheon for the shortfall. The initial terms of the MMSA and Product Agreement end on December 31, 2025 with automatic renewal for successive two-year terms, unless earlier terminated pursuant to the terms of each agreement, or upon either party’s notice of termination to the other.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC and do not have any holdings in variable interest entities.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(71,342)	$(63,185)
Investing activities	61,532	(44,787)
Financing activities	3,167	97,463
Net decrease in cash and cash equivalents	$(6,643)	$(10,509)

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2021 was $71.3 million, which primarily consisted of a net loss of $33.9 million, a $46.5 million gain from the sale of a priority review voucher and $0.3 million income related to an asset purchase agreement which were partially offset by stock-based compensation expense of $7.9 million, amortization of debt securities premiums and discounts of $1.0 million, non-cash interest expense of $0.8 million, amortization of operating lease right-of-use assets of $0.5 million, depreciation and amortization of $0.3 million, and common stock issued under Product Development Agreement of $0.2 million. Additionally, cash used in operating activities reflected changes in net operating assets of 1.3 million due to an increase of $2.4 million in inventory, an increase of $2.6 million in accounts receivable, an increase of $0.6 million in other assets, an increase of $0.7 million in prepaid expenses and other current assets, and a decrease of $0.5 million in operating lease liabilities, partially offset by an overall increase of $5.5 million in accounts payable and accrued liabilities primarily due to the timing of payments.

Cash used in operating activities for the year ended December 31, 2020 was $63.2 million, which primarily consisted of a net loss of $65.1 million, partially offset by stock-based compensation expense of $6.0 million, non-cash interest expense of $0.8 million, amortization of operating lease right-of-use assets of $0.5 million and common stock issued under Product Development Agreement of $0.2 million. Additionally, cash used in operating activities reflected changes in net operating assets of $5.9 million due to an increase of $3.6 million in prepaid expenses and other current assets primarily due to the timing of payments, an increase of $1.4 million in other assets primarily related to long term deposits with clinical research organizations, a decrease of $0.4 million in accounts payable and accrued liabilities due to timing of payments and a decrease of $0.5 million in operating lease liabilities

Cash flows from investing activities

Cash provided by investing activities for the year ended December 31, 2021 was $61.5 million, primarily consisting of $99.6 million of proceeds from maturities of debt securities, $46.5 million of net proceeds received from the sale of our priority review voucher, which were partially offset by $84.6 million of purchases of debt securities.

Cash used in investing activities was $44.8 million for the year ended December 31, 2020, primarily consisting of $128.3 million of purchases of debt securities, partially offset by $83.8 million of proceeds from maturities of debt securities.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2021 was $3.2 million, which primarily consisted of $3.0 million of net proceeds from the issuance of common stock under the ATM Facility and $0.7 million of proceeds from the issuance of common stock upon stock option exercises and ESPP purchase, partially offset by $0.3 million payments of common stock offering costs and $0.2 million in debt issuance costs.

Cash provided by financing activities for the year ended December 31, 2020 was $97.5 million and primarily consisted of $96.8 million of net proceeds from the issuance of common stock under ATM facilities and $0.7 million of proceeds from the issuance of common stock upon stock option exercises and ESPP purchase.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements adopted and not yet adopted for the year ended December 31, 2021.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Eiger BioPharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Eiger BioPharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

San Francisco, California

March 10, 2022

Eiger BioPharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$22,221	$28,864
Short-term debt securities	66,594	99,976
Accounts receivable, net	2,576	—
Inventories	2,612	93
Prepaid expenses and other current assets	9,361	8,873
Total current assets	103,364	137,806
Long-term debt securities	17,262	—
Property and equipment, net	613	709
Operating lease right-of-use assets	653	1,176
Other assets	4,510	3,903
Total assets	$126,402	$143,594
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,765	$4,640
Accrued liabilities	13,699	11,405
Current portion of operating lease liabilities	628	582
Current portion of long-term debt, net	7,809	—
Total current liabilities	29,901	16,627
Long-term debt, net	23,986	31,194
Operating lease liabilities	116	738
Total liabilities	54,003	48,559
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized as of December 31, 2021 and 2020; 34,568,821 and 33,878,486 shares issued and outstanding as of December 31, 2021 and 2020, respectively	35	34
Additional paid-in capital	412,930	401,509
Accumulated other comprehensive loss	(149)	(8)
Accumulated deficit	(340,417)	(306,500)
Total stockholders’ equity	72,399	95,035
Total liabilities and stockholders’ equity	$126,402	$143,594

The accompanying notes are an integral part of these consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Product revenue, net	$12,142	$—	$—
Costs and operating expenses:
Cost of sales	745	—	—
Research and development	64,436	41,590	51,791
Selling, general and administrative	23,900	20,559	17,113
Total costs and operating expenses	89,081	62,149	68,904
Loss from operations	(76,939)	(62,149)	(68,904)
Interest expense	(3,559)	(3,594)	(3,406)
Interest income	158	704	2,073
Other income (expense), net	46,487	(12)	(15)
Loss before provision for income taxes	(33,853)	(65,051)	(70,252)
Provision for income taxes	64	—	—
Net loss	$(33,917)	$(65,051)	$(70,252)
Net loss per common share, basic and diluted	$(1.00)	$(2.31)	$(3.08)
Weighted-average common shares outstanding, basic and diluted	33,944,342	28,143,391	22,785,611

The accompanying notes are an integral part of these consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(33,917)	$(65,051)	$(70,252)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale debt securities, net	(141)	(50)	67
Comprehensive loss	$(34,058)	$(65,101)	$(70,185)

The accompanying notes are an integral part of these consolidated financial statements.

.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	19,211,759	$19	$237,795	$(25)	$(171,197)	$66,592
Issuance of common stock upon public offering, net of $3,731 of issuance costs	5,175,000	5	53,189	—	—	53,194
Issuance of common stock upon ESPP purchase	15,701	—	130	—	—	130
Issuance of common stock upon stock option exercise	120,921	—	844	—	—	844
Vesting of common stock under Product Development Agreement	—	—	226	—	—	226
Stock-based compensation expense	—	—	5,679	—	—	5,679
Unrealized gain on available-for-sale debt securities, net	—	—	—	67	—	67
Net loss	—	—	—	—	(70,252)	(70,252)
Balance at December 31, 2019	24,523,381	24	297,863	42	(241,449)	56,480
Issuance of common stock upon offering at-the-market, net of $3,231 of issuance costs	9,267,760	10	96,750	—	—	96,760
Issuance of common stock upon ESPP purchase	25,645	—	186	—	—	186
Issuance of common stock upon stock option exercise	61,700	—	520	—	—	520
Vesting of common stock under Product Development Agreement	—	—	217	—	—	217
Stock-based compensation expense	—	—	5,973	—	—	5,973
Unrealized loss on available-for-sale debt securities, net	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(65,051)	(65,051)
Balance at December 31, 2020	33,878,486	34	401,509	(8)	(306,500)	95,035
Issuance of common stock upon offering at-the-market, net of $417 of issuance costs	565,938	1	2,684	—	—	2,685
Issuance of common stock upon ESPP purchase	37,619	—	257	—	—	257
Issuance of common stock upon stock option exercise	53,028	—	361	—	—	361
Issuance of common stock upon release of restricted stock units	33,750	—	—	—	—	—
Vesting of common stock under Product Development Agreement	—	—	218	—	—	218
Stock-based compensation expense	—	—	7,901	—	—	7,901
Unrealized loss on available-for-sale debt securities, net	—	—	—	(141)	—	(141)
Net loss	—	—	—	—	(33,917)	(33,917)
Balance at December 31, 2021	34,568,821	$35	$412,930	$(149)	$(340,417)	$72,399

The accompanying notes are an integral part of these consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net loss	$(33,917)	$(65,051)	$(70,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of priority review vouches	(46,493)	—	—
Income related to asset purchase agreement	(281)	—	—
Depreciation and amortization	276	167	68
Amortization of debt securities premiums and discounts	996	124	(467)
Stock-based compensation	7,901	5,973	5,679
Non-cash interest expense	776	804	723
Amortization of operating lease right-of-use assets	523	478	418
Common stock issued under Product Development Agreement	218	217	226
Changes in operating assets and liabilities:
Accounts receivable	(2,576)	—	—
Inventories	(2,424)	—	—
Prepaid expenses and other current assets	(701)	(3,563)	(3,698)
Other assets	(607)	(1,392)	(2,075)
Accounts payable	3,234	(1,899)	584
Accrued liabilities	2,309	1,491	5,610
Operating lease liabilities	(576)	(534)	(430)
Net cash used in operating activities	(71,342)	(63,185)	(63,614)
Investing Activities
Purchase of debt securities available-for-sale	(84,647)	(128,295)	(96,267)
Proceeds from maturities of debt securities available-for-sale	99,630	83,766	80,271
Proceeds related to asset purchase agreement	281	—	—
Proceeds from sale of priority review voucher	95,000	—	—
Payments related to priority review voucher	(48,507)	—	—
Purchase of property and equipment	(225)	(258)	(475)
Net cash provided by (used) in investing activities	61,532	(44,787)	(16,471)
Financing Activities
Issuance of common stock upon offering at-the-market, net of commissions	3,040	96,779	—
Proceeds from issuance of common stock upon stock option exercises	361	520	844
Proceeds from issuance of common stock upon ESPP purchase	257	186	130
Payment of debt issuance costs	(175)	—	—
Common stock offering costs	(316)	(22)	(19)
Proceeds from issuance of common stock upon public offering, net of issuance costs	—	—	53,194
Proceeds from borrowings in connection with term loan, net of issuance costs	—	—	6,627
Repayment of accrued exit fee and second amendment fee	—	—	(913)
Repayment of term loan	—	—	(1,667)
Net cash provided by financing activities	3,167	97,463	58,196
Net decrease in cash and cash equivalents	(6,643)	(10,509)	(21,889)
Cash and cash equivalents at beginning of year	28,864	39,373	61,262
Cash and cash equivalents at end of year	$22,221	$28,864	$39,373
Supplemental disclosure of cash flow information:
Interest paid	$2,783	$2,791	$2,638

The accompanying notes are an integral part of these consolidated financial statements.

Eiger Biopharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business

Eiger BioPharmaceuticals, Inc. (the Company or Eiger) was incorporated in the State of Delaware on November 6, 2008. Eiger is a commercial-stage biopharmaceutical company focused on the development of innovative therapies to treat and cure Hepatitis Delta Virus (HDV), the most severe form of viral hepatitis, and other serious diseases. All five of our rare disease programs have FDA Breakthrough Therapy Designation.

The Eiger HDV platform includes two first-in-class therapies in Phase 3 that target critical host processes involved in viral replication. Lonafarnib is a first-in-class oral farnesylation inhibitor and peginterferon lambda (lambda) is a first-in-class, type III, well-tolerated interferon. Both lonafarnib and lambda are in global Phase 3 trials.

The FDA approved the Company’s first commercial product, Zokinvy (lonafarnib) for treatment of Progeria and processing-deficient progeroid laminopathies, ultra-rare and rapidly fatal genetic conditions of accelerated aging in children, on November 20, 2020. Eiger’s Marketing Authorization Application (MAA) is under review with the European Medicines Agency (EMA), with a decision expected in the second half of 2022.

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

Liquidity

As of December 31, 2021, the Company had $88.8 million of cash, cash equivalents and short-term securities, comprised of $22.2 million of cash and cash equivalents and $66.6 million of short-term debt securities available-for-sale. As of December 31, 2021, the Company had $17.3 million of long-term debt securities available-for-sale. The Company had an accumulated deficit of $340.4 million and negative cash flows from operating activities as of December 31, 2021. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and until it does, the Company will need to continue to raise additional capital.

Management believes that the currently available resources will be sufficient to fund its planned operations for at least the next 12 months following the issuance date of these consolidated financial statements. However, if the Company’s anticipated operating results are not achieved in future periods, the Company believes that planned expenditures may need to be reduced or it would be required to raise funding in order to fund the operations. Additionally, the Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.
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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Reclassifications

Certain items on the consolidated balance sheet have been reclassified to conform to current year presentation. Such items were not material.

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

The Company relies on one supply chain for each of its product candidates. If any of the single source suppliers in any of the supply chains fail to satisfy the Company’s requirements on a timely basis, it could suffer delays in its clinical development programs and activities, which could adversely affect its operating results.

Two customers accounted for approximately 66 percent and 34 percent of the Company’s accounts receivable as of December 31, 2021. One customer accounted for approximately 94 percent of product revenue during the year ended December 31, 2021. The Company did not have accounts receivable or revenue in 2020.

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

Debt Securities

Short-term securities consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of acquisition. Long-term securities consist of debt securities classified as available-for-sale and have maturities greater than 365 days from date of acquisition. All short-term and long-term securities are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive income (loss). The cost of available-for-sale securities sold is based on the specific-identification method. Realized gains and losses on the sale of debt securities are determined using the specific-identification method and recorded in other income (expense), net on the accompanying consolidated statements of operations.

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

The useful lives of the property and equipment are as follows:

Lab equipment	5 years
Furniture	5 years
Leasehold improvements	Shorter of remaining lease term or 5 years
Computer equipment and software	3 years

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Through December 31, 2021, the Company has not impaired any long-lived assets.

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

The Company had no allowance as of December 31, 2021 and 2020. The Company had no bad debt expense for the year ended December 31, 2021 and 2020.

Inventories

Inventories are stated at the lower of cost, determined based on actual costs, or estimated net realizable value, on a first-in, first-out basis. Inventories consist of raw materials, work-in-process, and finished goods.

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

Revenue Recognition

The Company recognizes revenue upon transfer of control of promised products to customers in an amount that reflects the consideration it expects to receive in exchange for those products. To determine revenue recognition for contracts with customers, the Company performs the following five-step approach: (i) identify the contract, or contracts, with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the performance obligation is satisfied. The five-step model is only applied to contracts when it is probable that the Company will collect substantially all of the consideration it is entitled to in exchange for the goods transferred to a customer.

Product Revenue

The Company’s product revenue consists of sales of Zokinvy, which received FDA approval in November 2020 and was launched commercially in the United States in January 2021. Prior to 2021, the Company had no product revenue. In the United States, the Company sells Zokinvy to a single specialty pharmacy provider that subsequently dispenses the product directly to patients. The Company discloses revenue on a total basis without further disaggregation. Additionally, the Company does not have any contract assets or liabilities, other than accounts receivable, related to its product revenue.

In June 2021, the French National Agency for Medicines and Health Products Safety (ANSM) granted Zokinvy (lonafarnib) a Temporary Authorizations for Use (Autorisation Temporaire d'Utilisation or ATU) for a term of one year. Pursuant to this program, the Company sells product to a distributor who in turn ships product to pharmacies after receiving requests from physicians for patients in France. In November 2021, the Company began distributing and recognizing revenue from sales of Zokinvy (lonafarnib) through a reimbursed early access program in France. The revenue from sale of product under the ATU program is less than ten percent of total revenue for the year ended December 31, 2021.

The Company recognizes product revenue when a customer obtains control of its product, which occurs at a point in time, typically upon delivery to a customer as the delivery of the product is the Company’s only performance obligation. Shipping and handling activities are fulfillment activities rather than a separate performance obligation and are recorded in cost of sales.

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

Rebates: The Company’s product is subject to government mandated rebates for Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Benefit Program, and other government health care programs in the United States. Rebate amounts are based upon contractual agreements or legal requirements with public sector benefit providers. The Company uses the expected-value method for estimating these rebates based on statutory discount rates and expected utilization. The expected utilization of rebates is estimated based on expected coverage of identified patients. Estimates for these rebates are adjusted quarterly to reflect the most recent information. The Company records an accrued liability for unpaid rebates related to products for which control has been transferred to a customer.

Prompt payment discounts: The Company provides a discount to a customer if it pays for purchases within 30 days. The Company expects that its customers will earn prompt payment discounts and uses the most likely amount method for estimating such discounts. As a result, when revenues are recognized, the Company deducts the full amount of the prompt payment discounts from total product revenues and records these discounts as a reduction of accounts receivable.

Co-payment assistance: The Company provides co-payment assistance to patients who have commercial insurance and meet certain eligibility requirements. The Company uses the expected-value method for estimating co-payment assistance based on estimates of program redemption using data provided by third-party administrators. Estimates for the co-payment assistance are adjusted quarterly to reflect actual experience. The Company records an accrued liability for unredeemed co-payment assistance related to products for which control has been transferred to a customer.

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

Cost of Sales

Cost of sales consists primarily of direct and indirect costs related to the manufacturing of Zokinvy for commercial sale, including third-party manufacturing costs, packaging services, freight, storage costs, and write down of inventories. Product costs incurred prior to FDA approval in November 2020 were previously recorded as research and development expense in the consolidated statements of operations.

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

Leases

Under Accounting Standards Codification (“ASC”) 842, Leases, the Company determines if an arrangement is or contains a lease at inception. Material leases with a term greater than one year are recognized in right-of-use assets and current and noncurrent lease liabilities, as applicable, in the Company’s consolidated balance sheets.

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

Rent expense for operating leases is recognized on a straight-line basis, unless the operating lease ROU assets have been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the consolidated statements of operations. For operating leases that reflect impairment, the Company will recognize the amortization of the operating lease ROU assets on a straight-line basis over the remaining lease term with rent expense still included in selling, general and administrative expenses in the consolidated statements of operations.

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

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	December 31,
	2021	2020	2019
Options to purchase common stock	5,262,185	3,697,075	2,767,617
Restricted stock units (unvested)	623,000	37,500	—
ESPP	48,159	81,169	36,493
Total	5,933,344	3,815,744	2,804,110

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The standard provides optional expedients for facilitating the effects of the reference rate reform on financial reporting. For the Company, there are two applicable optional expedients for contract modifications permitted for contracts that are modified because of the reference rate reform and meet the scope guidance. The modifications of contracts within the scope of ASC Topic 470 should be accounted for prospectively adjusting the effective interest rate. The modifications of contracts within the scope of ASC Topic 842 should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required under ASC Topic 842 for modifications not accounted for as separate contracts. The pronouncement is effective for all entities as of March 12, 2020 through December 31, 2022. In October 2021, the Company amended its Oxford Loan to replace its floating interest rate with the LIBOR replacement rate (see Note 8). The Company will adopt this standard when LIBOR is discontinued and does not expect the adoption to have a material impact on its consolidated financial statements.
3.	Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). At December 31, 2021 and 2020, the carrying amount of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimated fair value due to their relatively short maturities. Management believes the terms of its long-term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s debt securities consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of December 31, 2021 and 2020.

There were no transfers into or out of Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$13,520	$—	$—	$13,520
Corporate debt securities	—	41,511	—	41,511
U.S. government bonds	—	42,345	—	42,345
Total	$13,520	$83,856	$—	$97,376

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$20,846	$—	$—	$20,846
Corporate debt securities	—	33,941	—	33,941
Commercial paper	—	21,980	—	21,980
U.S. treasury bills	—	39,995	—	39,995
U.S. government bonds	—	4,060	—	4,060
Total	$20,846	$99,976	$—	$120,822

There were no financial liabilities as of December 31, 2021 and 2020.

The following tables summarize the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses (in thousands):

	December 31, 2021
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$13,520	$—	$—	$13,520
Total cash equivalents	$13,520	$—	$—	$13,520
Debt securities:
Corporate debt securities	$41,576	$—	$(65)	$41,511
U.S. government bonds	42,429	—	(84)	42,345
Total debt securities	$84,005	$—	$(149)	$83,856
Classified as:
Cash equivalents				$13,520
Short-term debt securities				66,594
Long-term debt securities				17,262
				$97,376

	December 31, 2020
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$20,846	$—	$—	$20,846
Total cash equivalents	$20,846	$—	$—	$20,846
Debt securities:
Corporate debt securities	$33,952	$1	$(12)	$33,941
Commercial paper	21,980	—	—	21,980
U.S. treasury bills	39,992	3	—	39,995
U.S. government bonds	4,060	—	—	4,060
Total debt securities	$99,984	$4	$(12)	$99,976
Classified as:
Cash equivalents				20,846
Short-term debt securities				99,976
				$120,822

The Company periodically reviews the available-for-sale securities for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of December 31, 2021 and 2020, the Company did not recognize any other-than-temporary impairment losses. All debt securities with unrealized losses have been in a loss position for less than 12 months.

4.	Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$1,056	$—
Work-in-progress	1,468	34
Finished goods	88	59
Total inventories	$2,612	$93

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2021	2020
Computer equipment and software	$669	$520
Furniture	116	111
Leasehold improvements	101	80
Lab equipment	271	271
Construction in progress	59	69
Total property and equipment	1,216	1,051
Less: accumulated depreciation	(603)	(342)
Property and equipment, net	$613	$709

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was approximately $0.3 million, $0.2 million and $0.1 million, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid contract manufacturing costs	$3,695	$6,126
Prepaid research costs	3,253	1,177
Prepaid insurance	631	448
Other	1,782	1,122
Total prepaid expenses and other current assets	$9,361	$8,873

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Contract research costs	$4,760	$6,062
Contract manufacturing costs	3,288	1,167
Compensation and related benefits	3,131	3,169
Product revenue reserves	1,846	—
Other	674	1,007
Total accrued liabilities	$13,699	$11,405

5.	License, Collaboration, and Product Development Agreements

License Agreement with the Trustees of the University of Pennsylvania and the Children’s Hospital of Philadelphia

In May 2019, the Company entered into a license agreement (the UPenn/CHOP Agreement) with the Trustees of the University of Pennsylvania (UPenn) and the Children’s Hospital of Philadelphia (CHOP), under which the Company obtained an exclusive, royalty-bearing, worldwide license to develop, manufacture and sell certain Glucagon Like Peptide-1 (GLP-1) receptor antagonist(s) products to treat all human and animal conditions. The Company also obtained an exclusive, royalty-bearing, sublicensable, worldwide license to certain data developed by CHOP. The Company is responsible for the development and commercialization of the licensed products at its sole cost and expense.

As part of the consideration for the rights granted to the Company under the UPenn/CHOP Agreement, the Company paid UPenn a one-time, non-refundable issue fee of $1.0 million, which is recorded in research and development expenses for the year ended December 31, 2019. In addition, the Company is obligated to pay UPenn a specified annual license maintenance fee, up to $2.5 million in certain regulatory milestones, and up to $18.0 million in commercial milestones. The Company will also be required to pay UPenn a flat royalty in the low-single digits on net sales of all licensed products by the Company, subject to specified reductions and offsets, and specified minimum annual royalty payments. The Company’s obligation to pay royalties expires on a product-by-product and country-by-country basis, on the later of: (i) the expiration of the last valid claim in the licensed patents in any country, or (ii) the tenth anniversary of the first commercial sale of the product in such country. No milestones have been achieved as of December 31, 2021.

The Company may terminate the UPenn/CHOP Agreement in its entirety for any reason by providing prior written notice to UPenn and CHOP. UPenn or CHOP may terminate the UPenn/CHOP Agreement, upon a written notice, for the Company’s failure to achieve the specified diligence milestones within the specified periods, subject to the Company’s extension rights.

Product Development Agreement

On August 11, 2018, the Company entered into a Product Development Agreement and a First Project Agreement (the Product Agreements), pursuant to which the Company will receive development program support services for its HDV program. The services are to be provided from July 1, 2018 through the new drug application (NDA) filing. As consideration, the Company has committed to pay fees of approximately $10.0 million in cash and stock over four years, including approximately $0.8 million for expert consultant fees and pass through costs to vendors, plus certain incentive-based regulatory milestone fees up to $1.0 million. As part of the aggregate payment, the Company issued 115,526 shares of common stock subject to quarterly vesting requirements related to successful performance of the services and achievement of budget timeline set forth in the Product Agreements. The Product Agreements can be terminated by either party due to material breach or by the Company without cause with 90 days prior written notice. For the years ended December 31, 2021, 2020 and 2019, the Company recognized research and development expense of $0.2 million, $0.2 million and $0.2 million, respectively, related to the shares issued under the Product Agreements. Additionally, as of December 31, 2021, the total unrecognized compensation expense related to unvested restricted shares was not material, which the Company expects to recognize over an estimated weighted-average period of 0.3 years.

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

Under the BMS License Agreement, BMS granted the Company an exclusive, worldwide, license to research, develop, manufacture, and sell products containing PEG-interferon Lambda-1a (the Licensed Product) for all therapeutic and diagnostic uses in humans and animals. The Company is responsible for the development and commercialization of the Licensed Product at its sole cost and expense. The Company paid BMS $2.0 million and issued 157,587 shares of its common stock at an aggregate fair value of $3.2 million in April 2016. The BMS License Agreement also includes development and regulatory milestone payments totaling $61.0 million and commercial sales milestones of up to $128.0 million. The Company is obligated to pay BMS annual net sales royalties in the range of mid-single to mid-teens, depending on net sales levels. In fourth quarter 2020, the Company recorded in research and development expense a $3.0 million milestone, triggered on successful demonstration of proof of concept, as defined by the BMS License Agreement, in a Phase 2 clinical trial. The next milestone of $5.0 million is related to the initiation of a Phase 3 clinical trial, as defined by the BMS License Agreement, and is expected to be achieved in the first quarter of 2022.

Merck License Agreement

In September 2010, the Company entered into an exclusive license agreement with Schering Corporation, subsequently acquired by Merck & Co., Inc. (Merck), which provides the Company with the exclusive right to develop, manufacture, and sell products containing the compounds lonafarnib for the treatment of all human viruses except certain specified viruses such as hepatitis B and hepatitis C alone. As part of consideration, the Company issued 27,350 shares of common stock with a fair value of $0.5 million. The Company is obligated to pay Merck up to an aggregate of $27.0 million in development milestones and will be required to pay tiered royalties based on aggregate annual net sales of all licensed products ranging from mid-single to low double-digit royalties on net sales. In May 2015, the first regulatory milestone was achieved and the Company paid the related milestone payment of $1.0 million to Merck. No additional milestones have been achieved as of December 31, 2021. The next milestone of $1.0 million is triggered on positive Phase 3 data, which is expected by end of 2022.

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
6.	Asset Purchase Agreements and Related License Agreements

EGI Asset Purchase Agreement

In December 2010, the Company entered into an asset purchase agreement with Eiger Group International, Inc. (EGI). Dr. Jeffrey Glenn, a founder and director of the Company, is the sole owner of EGI. Pursuant to the agreement, the Company purchased all of the assets including the intellectual property rights related to the use of farnesyl transferase inhibitors as anti-viral agents and methods to treat viral infections with those inhibitors and inhibitors of prenylation, prenyl cysteine methyltranferase and a protease as anti-viral agents and methods to treat viral infection with those inhibitors. The Company paid EGI an upfront payment of $0.4 million when the agreement was executed in December 2010. Additionally, the Company will pay EGI a low single-digit royalty based on aggregate annual net sales of products developed using the intellectual property. Within the first ten years after commercialization, the Company may make a one-time payment of $0.5 million for each contract for the three types of product related to such intellectual property that would reduce the payment term for the three products to the tenth anniversary of the first commercial sale. The obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of either when the product is no longer sold in any country or the earliest of the tenth anniversary of the first commercial sale of the product. As of December 31, 2021, the product has not achieved regulatory approval.

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

The fair value of the time-vested options is recognized as stock-based compensation expense as the awards vest over time. The fair value of the milestone-vested options will be recognized as research and development expense when it is probable that the earliest milestone will be achieved at their fair value as of the ASU 2018-07 adoption date. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $0.1 million, $0.1 million and $0.1 million of compensation expense related to the time-vested options, respectively. No expense was recognized for the milestone vested options during the years ended December 31, 2021, 2020 and 2019.

The Company is also obligated to pay development milestone payments in an aggregate amount of up to $1.0 million to each Seller. Additionally, the Company is obligated to pay each Seller royalties of low single-digits based on aggregate annual net sales of all products developed based on avexitide, subject to certain reductions and exceptions. The Company’s obligation to pay royalties expires on the expiration of the last to expire patent assigned to the Company under the agreement. Additionally, the Company has assumed the license agreement the Sellers had previously entered into with the Board of Trustees of the Leland Stanford Junior University (Stanford). The Company is obligated to pay a royalty to Stanford in the low single-digits on annual net sales after the first commercial sale of any products developed based on avexitide. As of December 31, 2021, the Company has paid a total of $0.1 million in milestone payments to each of the Sellers related to the successful completion of the Phase 2 trials.

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

In consideration for the PRV, AbbVie agreed to pay the Company $95.0 million. The transaction closed in January 2021. Such consideration was shared with the Progeria Research Foundation (PRF) in accordance with the terms of the PRF Collaboration and Supply Agreement, pursuant to which the Company and PRF will equally share any net proceeds from the sale of a priority review voucher that the Company may receive as the sponsor of a rare pediatric disease product application. The Company retained $46.5 million of proceeds from the sale of the PRV, net of related payments, and recorded the amount in other income, net in the consolidated statement of operations for the year ended December 31, 2021.

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

In September 2020, Theragene entered into an Asset Purchase Agreement with a third party for the sale of MYDICAR. Under the terms of the Theragene APA between the Company and Theragene, the Company is eligible to receive 25% of any upfront, licensee fee, milestone or other payment (other than royalty payments) received by Theragene from the sale or sublicense of MYDICAR, within 30 days of receipt of such payments by Theragene. As such, during the year ended December 31, 2021, the Company recognized $0.3 million in other income (expense), net. The Company expects to receive an additional $0.1 million subsequent to December 31, 2021.

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

On October 6, 2021, the Company entered into the sixth amendment to the Oxford Loan. Prior to the sixth amendment, the Amended Oxford Loan bore interest at a floating rate per annum equal to the greater of either the 30-day U.S. Dollar LIBOR reported in the Wall Street Journal plus 6.64% or 9.15%. The latest amendment replaces this rate with the LIBOR replacement rate upon a LIBOR transition event. As a result, the Amended Oxford Loan will bear interest at the LIBOR replacement rate which is the sum of the alternate benchmark rate and the LIBOR replacement spread.

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

The Company is also required to pay a 5.0% success fee of the total amount drawn under the Amended Oxford Loan within 30 days following the FDA’s approval of the Company’s first product, excluding Zokinvy for treatment of Progeria processing-deficient progeroid laminopathies. This fee is enforceable within 10 years from the funding of Amended Tranche A. The Company determined that the success fee met the scope exemption from derivative accounting and should be accounted for under the guidance for contingencies. Accordingly, the Company will record a liability for the success fee upon receipt of approval from the FDA. The Amended Oxford Loan includes contingent interest features and mandatory prepayment features upon an event of default that meet the definition of a derivative but were not bifurcated from the debt instrument as their fair value was deemed to be insignificant. In connection with the execution of the Oxford Loan, the Company agreed to certain customary representations and warranties.

The refinancing of the Oxford Loan did not have a material impact on terms, conditions, representations, warranties, covenants or agreements set forth in the Oxford Loan. The loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If the Company is unable to comply with these covenants or if the Company defaults on any portion of the outstanding borrowings, the lenders can also impose a 5.0% penalty, restrict access to additional borrowings under the loan and security agreement, and accelerate the maturity of the debt. As of December 31, 2021, the Company was in compliance with all covenants.

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

The Company accounts for the amortization of the debt discount utilizing the effective interest method. Long-term debt and unamortized discount balances are as follows (in thousands):

	December 31,
	2021	2020
Face value of long term debt	$30,000	$30,000
Exit fee	3,277	3,277
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(1,482)	(2,083)
Total long term debt, net	31,795	31,194
Less: current portion of long-term debt	(7,809)	—
Long-term debt, net	$23,986	$31,194

As of December 31, 2021, future minimum payments of principal, exit fee and interest expense under the Oxford Loan were as follows (in thousands):

Year ending December 31,
2022	10,555
2023	20,189
2024	6,471
Total future payments	37,215
Less: unamortized interest	(3,938)
Less: exit fee	(1,482)
Face value of term loan	$31,795

9.Stockholders’ Equity

Common Stock

The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the Board of Directors, subject to the prior rights of the convertible preferred stockholders. As of December 31, 2021, no dividends had been declared by the Board of Directors.

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

As of December 31, 2020, the Company had sold all shares available under both the 2019 ATM Facility and the 2020 ATM Facility for a total of 9,267,760 shares resulting in $97.3 million in net proceeds, after deducting commissions.

In December 2020, the Company filed a new shelf registration statement on Form S-3 (File No. 333-251497) with the Securities and Exchange Commission, which permits the offering, issuance and sale by the Company up to a maximum aggregate offering price of $200.0 million of its common stock, preferred stock, debt securities and warrants. Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an ATM financing facility (the ATM Facility) under a sales agreement with Jefferies. In December 2021, the Company completed ATM offerings for a total of 565,938 shares of common stock under the ATM Facility. The offerings were made under Eiger’s effective shelf registration statement and resulted in net proceeds to the Company of $3.0 million, after deducting commissions.

The Company had reserved shares of common stock for issuance as follows:

	December 31,
	2021	2020
Options issued and outstanding	5,262,185	3,697,075
Options available for future grants	1,327,645	1,021,109
Restricted and performance stock units outstanding	623,000	37,500
Shares available for issuance under ESPP	671,172	543,791
Total	7,884,002	5,299,475

10.	Equity Incentive Plans

Restated 2013 Equity Incentive Plan

In June 2016, the Company’s Board of Directors adopted and in August 2016 the Company’s stockholders approved the Amended and Restated 2013 Equity Incentive Plan (the Restated 2013 Plan). Under the terms of the Restated 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. Under the terms of the Restated 2013 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and non-statutory stock options may not be less than 110% of fair market value, as determined by the Board of Directors. The terms of options granted under the Rested 2013 Plan may not exceed ten years. The vesting schedule of newly issued option grants is generally four years. As of December 31, 2021, the Company is authorized to issue up to 6,399,366 shares under the Restated 2013 Plan.

2021 Inducement Plan

During the second quarter of 2021, the Company approved the 2021 Inducement Plan to reserve 850,000 shares of its common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of December 31, 2021, there were 625,000 shares remaining available to be issued under the 2021 Inducement Plan.

The following table summarizes stock option activity under the Company’s stock-based compensation plans during the year ended December 31, 2021 (in thousands, except option and share data):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	1,021,109	3,697,075	$10.81	7.55	$9,048
Additional options authorized	2,543,924	—
Granted	(1,866,785)	1,866,785	$8.92
Restricted stock units granted	(371,500)	—
Performance stock units granted	(270,000)	—
Exercised	—	(53,028)	$6.81
Forfeited or cancelled	248,647	(248,647)	$9.52
Restricted stock units forfeited	22,250	—	$—
Outstanding as of December 31, 2021	1,327,645	5,262,185	$10.24	7.25	$530
Vested and exercisable as of December 31, 2021		2,983,332	$11.20	6.11	$482

The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock of $5.19 as of December 31, 2021.

The aggregate intrinsic value of stock options exercised in 2021, 2020 and 2019 was $0.1 million, $0.3 million and $0.6 million, respectively.

During the years ended December 31, 2021, 2020 and 2019, the weighted-average grant date fair value of options granted were $5.58, $4.78 and $8.98 per share, respectively. The total grant date fair value of options that vested during the years ended December 31, 2021, 2020 and 2019 was $6.9 million, $5.6 million and $5.7 million, respectively.

The Company records stock-based compensation of stock options granted by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizes the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis.

The fair value of stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term (in years)	5.27 - 6.08	5.00 - 6.08	5.27 - 6.08
Contractual term (in years)	—	10.00	10.00
Volatility	68.96% - 71.40%	73.00% - 77.00%	73.14% - 83.19%
Risk free interest rate	0.62% - 1.35%	0.39% - 1.37%	1.42% - 2.57%
Dividend yield	—	—	—

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

The number of shares of common stock initially reserved for issuance under the 2013 ESPP was 100,000 shares with an automatic annual increase to the shares issuable under the 2013 ESPP to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, and (ii) 165,000 shares of common stock, unless a lower number determined by the board of directors. As of December 31, 2021, a total of 783,831 shares are reserved for issuance and 671,172 shares available for future issuance under the 2013 ESPP. During the years ended December 31, 2021, 2020 and 2019, employees purchased 37,619 shares for $0.3 million, 25,645 shares for $0.2 million and 15,701 shares for $0.1 million, respectively, under the 2013 ESPP.

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

The RSUs granted to non-employee directors will vest on the one-year anniversary of the grant date, subject to the eligible director’s continuous services through the vesting date, and will vest in full upon a change in control, as defined under the Restated 2013 Plan. The RSUs granted to employees will vest annually on the one-year, two-year, and three-year anniversaries of the grant date. The fair value of all RSUs is measured at the grant date based on the closing market price of the Company’s common stock and is recognized as stock-based compensation expense on a straight-line basis over the vesting period.

The performance stock units (PSUs) are also available for grant pursuant to the Restated 2013 Plan. Each PSU, which is a stock award, is earned through the achievement of a performance-based metric over a defined performance period. The length of the defined performance period, the performance-based metric to be achieved during the defined performance period, and the measure of whether and to what degree such performance-based metric has been achieved will be conclusively determined by the compensation committee of the Company’s board of directors, in its sole discretion. The estimated fair value of equity awards that contain performance conditions is expensed over the term of the award once the Company has determined that it is probable that performance conditions will be satisfied.

During the year ended December 31, 2021, the Company granted 270,000 PSUs with a weighted-average grant date fair value of $7.92 per share. The performance-based metrics include the achievement of certain revenue targets and clinical and regulatory milestones. During the year ended December 31, 2021, the Company recorded $0.2 million of stock-based compensation expense related to the PSUs as it is expected that all milestones will be achieved by the target dates. This expense is included in selling, general and administrative expenses. No stock-based compensation expense was recognized during the year ended December 31, 2020 in relation to the PSUs. During the year ended December 31, 2021, the Company granted 371,500 RSUs with a weighted-average grant date fair value of $9.16 per share. In relation to the RSUs granted, the Company recognized $0.9 million and $0.2 million in stock-based compensation expense for the years ended December 31, 2021 and 2020, respectively, which is included in selling, general and administrative expenses. As of December 31, 2021, the total unrecognized compensation expense related to unvested RSUs and PSUs was $4.3 million, which the Company expects to recognize over an estimated weighted-average period of 2.8 years.

The following table summarizes RSU and PSU activity and weighted average grant date fair value for the year ended December 31, 2021:

	Shares	Weighted- Average Grant Date Fair Value
Unvested shares as of December 31, 2020	37,500	$6.95
Granted	641,500	8.64
Vested	(33,750)	6.35
Forfeited	(22,250)	9.49
Unvested shares as of December 31, 2021	623,000	$8.63

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$2,252	$1,494	$1,550
Selling, general and administrative	5,649	4,479	4,129
Total	$7,901	$5,973	$5,679

As of December 31, 2021, the total unrecognized compensation expense related to unvested options was $12.6 million, which the Company expects to recognize over an estimated weighted average period of 2.7 years.
11.	Income Taxes

The Company’s provision for income taxes was approximately $64,000 for the year ended December 31, 2021, with an effective tax rate of -0.19% for the year ended December 31, 2021. No provision for income taxes was recorded for the years ended December 31, 2020 and 2019. The Company has incurred net operating losses (NOL) for all the periods presented. The Company has not reflected any benefit of such NOL carryforwards in the accompanying consolidated financial statements. The Company has established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.00%	21.00%	21.00%
Change in valuation allowance	(31.07)	(26.75)	(27.42)
Tax credits	12.14	6.43	7.27
State income taxes, net of federal benefit	0.73	0.33	0.25
Stock-based compensation	(3.02)	(1.00)	(0.89)
Other, net	0.03	(0.01)	(0.21)
Provision for income taxes	(0.19)%	—%	—%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$60,273	$54,523
Tax credits	5,486	1,068
Depreciation and amortization	1,863	2,067
Stock-based compensation	3,004	2,452
Accruals and reserves	646	606
Lease liabilities	156	278
Gross deferred tax assets	71,428	60,994
Valuation allowance	(71,291)	(60,747)
Total deferred tax assets	137	247
Deferred tax liabilities:
Right-of-use assets	(137)	(247)
Total deferred tax liabilities	(137)	(247)
Net deferred tax assets	$—	$—

Due to the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance as of December 31, 2021 and 2020. The net change in the valuation allowance for the years ended December 31, 2021 and 2020 increased by $10.5 million and $7.0 million, respectively.

As of December 31, 2021, the Company had approximately $279.1 million and $25.4 million, respectively, of federal and state NOL carryforwards available to reduce future taxable income that will begin to expire in 2030 and 2028, respectively, for federal and state tax purposes.

As of December 31, 2021, the Company also had research and development tax credit carryforwards of $0.2 million and $2.3 million for federal and state purposes available to offset future taxable income tax. If not utilized, the state credits can be carried forward indefinitely.

The Company’s ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if the Company has experienced an ownership change under Section 382 of the Internal Revenue Code (the Code) of 1986, as amended. The Company’s merger with Celladon resulted in such an ownership change and, accordingly, Celladon’s NOL carryforwards and certain other tax attributes will be subject to further limitations on their use. The Company assessed whether it had an ownership change, as defined by Section 382 of the Code from its formation through December 31, 2021. Based upon this assessment, the Company experienced ownership changes on April 20, 2016, October 18, 2018 and December 31, 2020. Due to these ownership changes, reductions were made to the Company’s NOL and tax credit carryforwards under these rules. Additional ownership changes in the future could result in additional limitations on the Company’s NOL and tax credit carryforwards.

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

Uncertain Tax Positions

A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$451	$3,277	$4,634
Additions based on tax positions related to prior year	—	—	—
Additions based on tax positions related to current year	1,499	81	2,443
Reductions based on tax positions related to prior year	—	(2,907)	(3,800)
Reductions based on tax positions related to current year	—	—	—
Balance at end of year	$1,950	$451	$3,277

If the $2.0 million of unrecognized tax benefits is recognized, there would not be an effect on the effective tax rate. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. As of December 31, 2021, the unrecognized tax benefits for uncertain tax positions were offset against deferred tax assets and would not affect the income tax rate if recognized due to the Company being in a full valuation allowance position.

The Company’s policy is to account for interest and penalties in tax expense on the consolidated statements of operations. The Company files income tax returns in the U.S. federal and state jurisdictions. All periods since inception are subject to examination by U.S. federal and state jurisdictions. There were no such interest or penalties during the years ended December 31, 2021, 2020 and 2019.
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

The maturity of the Company’s operating lease liabilities as of December 31, 2021 were as follows (in thousands):

Undiscounted lease payments	December 31, 2021
2022	$665
2023	115
2024	1
2025	1
Total undiscounted payments	782
Less: imputed interest	(38)
Present value of future lease payments	744
Less: current portion of operating lease liabilities	(628)
Operating lease liabilities	$116

Rent expense recognized for the Company’s operating leases was $0.6 million, $0.6 million, and $0.6 million for the years ended December 31, 2021, 2020, and 2019, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for the operating leases were $0.1 million for each of the years ended December 31, 2021, 2020 and 2019.

The operating cash outflows for the operating lease liabilities were $0.6 million, $0.7 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the weighted-average remaining lease term and weighted-average discount rate were 1.2 years and 9.15%, respectively.

Other Commitments

The Company is obligated to make future payments to third parties under asset purchase and license agreements, including royalties and payments that become due and payable on the achievement of certain development and commercialization milestones. However, the amount and timing of these payments are not known.

Manufacturing Service Agreement

In 2020, the Company entered into a Master Manufacturing Services Agreement (MMSA) and Product Agreement with Patheon, Inc. (Patheon) for the manufacturing of lonafarnib capsules and packaging of bottles for commercial sale. Under the terms of the agreements, the Company is required to provide Patheon with annual volume forecasts of capsules and Patheon will manufacture 80% of actual manufacturing volume. If the Company orders more than 20 percent of manufacturing volume from other manufacturers, the Company is required to pay 70% of purchase price to Patheon for the shortfall. The initial terms of the MMSA and Product Agreement end on December 31, 2025 with automatic renewal for successive two-year terms, unless earlier terminated pursuant to the terms of each agreement, or upon either party’s notice of termination to the other.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2021, the end of the period covered by this report.

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

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

(c) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

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

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 13. Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

ITEM 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

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

10.9*

Asset Purchase Agreement, dated September 25, 2015, by and between Eiger BioPharmaceuticals, Inc. and Tracey McLaughlin and Colleen Craig (incorporated by reference to Exhibit 10.9 to the Annual report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2021).

10.10*

License Agreement, dated September 3, 2010, by and between Eiger BioPharmaceuticals, Inc. and Merck Corporation (incorporated by reference to Exhibit 10.10 to the Annual report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2021).

10.11

Sublease Agreement, dated as of January 8, 2016, by and between Baker Hughes Oilfield Operations, Inc. and Eiger BioPharmaceuticals, Inc. (incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.12*

License Agreement, dated as of April 20, 2016, by and between Eiger BioPharmaceuticals, Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.12 to the Annual report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2021).

10.13

Common Stock Purchase Agreement, dated as of April 20, 2016, by and between Eiger BioPharmaceuticals, Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-3, as amended (File No. 333-212114) filed with the SEC on June 17, 2016).

10.14

Loan and Security Agreement, dated December 30, 2016, by and between Eiger BioPharmaceuticals, Inc. and Oxford Finance LLC (incorporated by reference to Exhibit 10.26 to the Annual report on Form 10-K (File No. 001-36183) filed with the SEC on March 23, 2017).

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

10.17*

Amendment No. 6 to License Agreement, dated September 3, 2010, by and between Eiger BioPharmaceuticals, Inc. and Merck Sharp & Dohme Corp (incorporated by reference to Exhibit 10.17 to the Annual report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2021).

Exhibit Number	Description of Document

10.18*

Collaboration and Supply Agreement, dated May 15, 2018, by and between Eiger BioPharmaceuticals, Inc. and The Progeria Research Foundation (incorporated by reference to Exhibit 10.18 to the Annual report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2021).

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

10.29+

Eiger BioPharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on May 7, 2020).

10.30*

Amendment No. 1, dated June 15, 2020, to the Collaboration and Supply Agreement, dated May 15, 2018, by and between Eiger BioPharmaceuticals, Inc. and the Progeria Research Foundation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on August 6, 2020).

10.31

Asset Purchase Agreement, by and between Eiger BioPharmaceuticals, Inc. and AbbVie Inc., dated as of November 20, 2020 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2021).

10.32

Amendment No. 7 to License Agreement, dated November 3, 2020, by and between Eiger BioPharmaceuticals, Inc. and Merck Sharp & Dohme Corp (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2021).

Exhibit Number	Description of Document

10.33

Amendment No. 5 to Loan and Security Agreement, dated February 23, 2021, by and between Eiger BioPharmaceuticals, Inc. and Oxford Finance LLC (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2021).

10.34+

Form of Restricted Stock Unit Award Grant Notice and Award Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on May 6, 2021).

10.35+	2021 Inducement Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on August 5, 2021).

10.36+

Offer Letter Agreement, by and between Eiger BioPharmaceuticals, Inc. and Erik Atkisson, dated as of August 26, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on November 4, 2021).

10.37

Amendment No. 6 to Loan and Security Agreement, dated October 6, 2021, by and between Eiger BioPharmaceuticals, Inc. and Oxford Finance LLC (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on November 4, 2021).

10.38**	Amendment No. 4 to Loan and Security Agreement, dated March 10, 2020, by and between Eiger BioPharmaceuticals, Inc. and Oxford Finance LLC.

21.1**	List of Subsidiaries.

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL and is contained in Exhibit 101.

+	Indicates management contract or compensatory plan.
*	Portions of this exhibit have been omitted as being immaterial and would be competitively harmful if publicly disclosed.
**	Filed herewith.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eiger BioPharmaceuticals, Inc.

Date: March 10, 2022	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: March 10, 2022	By:	/s/ Sriram Ryali
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David A. Cory David A. Cory	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2022

/s/ Sriram Ryali Sriram Ryali	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2022

/s/ Thomas J. Dietz Thomas J. Dietz	Chairman of the Board of Directors	March 10, 2022

/s/ David Apelian David Apelian	Member of the Board of Directors	March 10, 2022

/s/ Evan Loh Evan Loh	Member of the Board of Directors	March 10, 2022

/s/ Jeffrey Glenn Jeffrey Glenn	Member of the Board of Directors	March 10, 2022

/s/ Christine Murray	Member of the Board of Directors	March 10, 2022
Christine Murray

/s/ Amit K. Sachdev	Member of the Board of Directors	March 10, 2022
Amit K. Sachdev

/s/ Kim Sablich	Member of the Board of Directors	March 10, 2022
Kim Sablich