Form 10-Q
period 2022-03-31
Eiger BioPharmaceuticals, Inc.
filed 2022-05-05
CIK 1305253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 43,216,126.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,562	$22,221
Short-term debt securities	86,155	66,594
Accounts receivable, net	2,287	2,576
Inventories	1,910	2,612
Prepaid expenses and other current assets	10,442	9,361
Total current assets	147,356	103,364
Long-term debt securities	—	17,262
Property and equipment, net	545	613
Operating lease right-of-use assets	521	653
Other assets	4,907	4,510
Total assets	$153,329	$126,402
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,218	$7,765
Accrued liabilities	14,255	13,699
Current portion of operating lease liabilities	590	628
Current portion of long-term debt, net	12,549	7,809
Total current liabilities	36,612	29,901
Long-term debt, net	19,446	23,986
Operating lease liabilities	4	116
Total liabilities	56,062	54,003
Stockholders’ equity:
Common stock	41	35
Additional paid-in capital	460,808	412,930
Accumulated other comprehensive loss	(522)	(149)
Accumulated deficit	(363,060)	(340,417)
Total stockholders’ equity	97,267	72,399
Total liabilities and stockholders’ equity	$153,329	$126,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Product revenue, net	$2,673	$3,646
Costs and operating expenses:
Cost of sales	110	53
Research and development	17,570	13,842
Selling, general and administrative	6,813	5,564
Total costs and operating expenses	24,493	19,459
Loss from operations	(21,820)	(15,813)
Interest expense	(886)	(885)
Interest income	45	51
Other income, net	27	45,914
(Loss) income before provision for income taxes	(22,634)	29,267
Provision for income taxes	9	19
Net (loss) income	$(22,643)	$29,248
Net (loss) income per common share:
Basic	$(0.64)	$0.86
Diluted	$(0.64)	$0.85
Weighted-average common shares outstanding:
Basic	35,253,147	33,886,896
Diluted	35,253,147	34,220,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Net (loss) income	$(22,643)	$29,248
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale debt securities, net	(373)	3
Comprehensive (loss) income	$(23,016)	$29,251

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	34,568,821	$35	$412,930	$(149)	$(340,417)	$72,399
Issuance of common stock upon offering at-the-market, net of $1,288 of commissions	5,841,786	6	45,604	—	—	45,610
Issuance of common stock upon exercise of stock options	15,995	—	144	—	—	144
Vesting of common stock issued under Product Development Agreement	—	—	19	—	—	19
Issuance of common stock upon ESPP purchase	18,130	—	64	—	—	64
Issuance of common stock upon release of restricted stock units	85,106	—	—	—	—	—
Stock-based compensation expense	—	—	2,047	—	—	2,047
Unrealized loss on available-for-sale debt securities, net	—	—	—	(373)	—	(373)
Net loss	—	—	—	—	(22,643)	(22,643)
Balance at March 31, 2022	40,529,838	$41	$460,808	$(522)	$(363,060)	$97,267

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2020	33,878,486	$34	$401,509	$(8)	$(306,500)	$95,035
Issuance of common stock upon exercise of stock options	19,150	—	166	—	—	166
Vesting of common stock issued under Product Development Agreement	—	—	53	—	—	53
Issuance of common stock upon ESPP purchase	19,928	—	136	—	—	136
Issuance of common stock upon release of restricted stock units	33,750	—	—	—	—	—
Stock-based compensation expense	—	—	1,549	—	—	1,549
Unrealized gain on available-for-sale debt securities, net	—	—	—	3	—	3
Net income	—	—	—	—	29,248	29,248
Balance at March 31, 2021	33,951,314	$34	$403,413	$(5)	$(277,252)	$126,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating activities
Net (loss) income	$(22,643)	$29,248
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain from sale of priority review voucher	—	(46,493)
Income related to asset purchase agreement	—	(281)
Depreciation and amortization	73	67
Stock-based compensation	2,047	1,549
Amortization of debt securities premiums and discounts	330	191
Non-cash interest expense	200	199
Amortization of operating lease right-of-use assets	132	127
Common stock issued under Product Development Agreement	19	53
Change in operating assets and liabilities:
Accounts receivable	289	(639)
Inventories	666	(1,304)
Prepaid expenses and other current assets	(854)	1,529
Other assets	(397)	(18)
Accounts payable	1,269	3,175
Accrued liabilities	560	(2,205)
Operating lease liabilities	(150)	(131)
Net cash used in operating activities	(18,459)	(14,933)
Investing activities
Purchase of debt securities available-for-sale	(10,902)	(2,049)
Proceeds from maturities of debt securities available-for-sale	7,900	49,755
Proceeds from sale of priority review voucher	—	95,000
Payments related to priority review voucher	—	(48,507)
Proceeds related to asset purchase agreement	—	281
Purchase of property and equipment	—	(16)
Net cash (used in) provided by investing activities	(3,002)	94,464
Financing activities
Issuance of common stock upon offering at-the-market, net of commissions	45,610	—
Proceeds from issuance of common stock upon stock option exercises	144	166
Proceeds from issuance of common stock upon ESPP purchase	64	146
Common stock offering costs	(16)	(122)
Payment of debt issuance costs	—	(175)
Net cash provided by financing activities	45,802	15
Net increase in cash and cash equivalents	24,341	79,546
Cash and cash equivalents at beginning of period	22,221	28,864
Cash and cash equivalents at end of period	$46,562	$108,410

Supplemental disclosure of cash flow information:
Interest paid	$686	$686
Income taxes paid	$41	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.	Description of Business

Eiger BioPharmaceuticals, Inc. (the Company or Eiger) was incorporated in the State of Delaware on November 6, 2008. Eiger is a commercial-stage biopharmaceutical company focused on the development of innovative therapies to treat and cure Hepatitis Delta Virus (HDV), the most severe form of viral hepatitis, and other serious diseases. All five of the Company’s rare disease programs have FDA Breakthrough Therapy Designation.

The Eiger HDV platform includes two first-in-class therapies in Phase 3 that target critical host processes involved in viral replication. Lonafarnib is a first-in-class oral farnesylation inhibitor and peginterferon lambda (lambda) is a first-in-class, type III, well-tolerated interferon. Both lonafarnib and lambda are in global Phase 3 trials.

Eiger is also developing lambda for COVID-19 and is preparing to submit an emergency use authorization to FDA based on data from a Phase 3 investigator sponsored study.

The FDA approved the Company’s first commercial product, Zokinvy (lonafarnib) for treatment of Progeria and processing-deficient progeroid laminopathies, ultra-rare and rapidly fatal genetic conditions of accelerated aging in children, on November 20, 2020. Eiger’s Marketing Authorization Application (MAA) is under review with the European Medicines Agency (EMA), with a CHMP opinion expected in the first half of 2022.

The Company is also developing avexitide, a well-characterized peptide, as a treatment for congenital hyperinsulinism (HI), an ultra-rare pediatric metabolic disorder and post-bariatric hypoglycemia (PBH), a debilitating and potentially life-threatening condition for which there is currently no approved therapy.

The Company’s principal operations are based in Palo Alto, California and it operates in one segment.

Liquidity

As of March 31, 2022, the Company had $132.7 million of cash, cash equivalents and short-term securities, comprised of $46.6 million of cash and cash equivalents and $86.1 million of short-term debt securities available-for-sale. The Company had an accumulated deficit of $363.1 million and negative cash flows from operating activities as of March 31, 2022. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and until it does, the Company will need to continue to raise additional capital.

Management believes that the currently available resources will be sufficient to fund its planned operations for at least the next 12 months following the issuance date of these condensed consolidated financial statements. However, if the Company’s anticipated operating results are not achieved in future periods, the Company believes that planned expenditures may need to be reduced or it would be required to raise funding in order to fund the operations. Additionally, the Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.
2.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Eiger BioPharmaceuticals, Inc. and its wholly owned subsidiaries, EBPI Merger Inc., EB Pharma LLC, Eiger BioPharmaceuticals Europe Limited, and EigerBio Europe Limited, have been prepared in accordance with accounting principles generally accepted in the United States of America, (U.S. GAAP) and follow the requirements of the Securities and Exchange Commission (the “SEC”) for annual reporting. All intercompany balances and transactions have been eliminated in consolidation.

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

Debt Securities

Short-term securities consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of acquisition. Long-term securities consist of debt securities classified as available-for-sale and have maturities greater than 365 days from the date of acquisition. All short-term and long-term securities are carried at fair value based upon quoted market prices. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive (loss) income. The cost of available-for-sale securities sold is based on the specific-identification method. Realized gains and losses on the sale of debt securities are determined using the specific-identification method and recorded in other income, net on the accompanying unaudited condensed consolidated statements of operations.

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

The Company had no allowance as of March 31, 2022 and 2021. The Company had no bad debt expense for the three months ended March 31, 2022 and 2021.

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

In June 2021, the French National Agency for Medicines and Health Products Safety (ANSM) granted Zokinvy (lonafarnib) a Temporary Authorizations for Use (Autorisation Temporaire d'Utilisation or ATU) for an early access program for a term of one year. In the context of this program, the Company sells product to a distributor who in turn ships product to pharmacies after receiving requests from physicians for patients in France. In November 2021, the Company began distributing and recognizing revenue from sales of Zokinvy (lonafarnib) through a reimbursed early access program in France. There was no revenue from sale of product under the ATU program for the three months ended March 31, 2022.

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

Accrued Research and Development Costs

The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued liabilities in the accompanying unaudited condensed consolidated balance sheets and within research and development expenses in the accompanying unaudited condensed consolidated statements of operations. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. The Company makes judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. Additionally, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which defers the effective date for ASU No. 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating the impact of the guidance on its unaudited condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The standard provides optional expedients for facilitating the effects of the reference rate reform on financial reporting. For the Company, there are two applicable optional expedients for contract modifications permitted for contracts that are modified because of the reference rate reform and meet the scope guidance. The modifications of contracts within the scope of ASC Topic 470 should be accounted for prospectively adjusting the effective interest rate. The modifications of contracts within the scope of ASC Topic 842 should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required under ASC Topic 842 for modifications not accounted for as separate contracts. The pronouncement is effective for all entities as of March 12, 2020 through December 31, 2022. In October 2021, the Company amended its Oxford Loan to replace its floating interest rate with the LIBOR replacement rate (see Note 7). The Company will adopt this standard when LIBOR is discontinued and does not expect the adoption to have a material impact on its unaudited condensed consolidated financial statements.

3.	Fair Value Measurements

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of March 31, 2022 and December 31, 2021, the carrying amount of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimated fair value due to their relatively short maturities. Management believes the terms of its long-term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s debt securities consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of March 31, 2022 and December 31, 2021.

There were no transfers into or out of Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$40,483	$—	$—	$40,483
Corporate debt securities	—	33,264	—	33,264
Commercial paper	—	10,904	—	10,904
U.S. government bonds	—	41,987	—	41,987
Total	$40,483	$86,155	$—	$126,638

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$13,520	$—	$—	$13,520
Corporate debt securities	—	41,511	—	41,511
U.S. government bonds	—	42,345	—	42,345
Total	$13,520	$83,856	$—	$97,376

There were no financial liabilities as of March 31, 2022 and December 31, 2021.

The following tables summarize the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses (in thousands):

	March 31, 2022
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$40,483	$—	$—	$40,483
Total cash equivalents	$40,483	$—	$—	$40,483
Debt securities:
Corporate debt securities	$33,461	$—	$(197)	$33,264
Commercial paper	10,904	—	—	10,904
U.S. government bonds	42,312	—	(325)	41,987
Total debt securities	$86,677	$—	$(522)	$86,155
Classified as:
Cash equivalents				$40,483
Short-term debt securities				86,155
				$126,638

	December 31, 2021
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$13,520	$—	$—	$13,520
Total cash equivalents	$13,520	$—	$—	$13,520
Debt securities:
Corporate debt securities	$41,576	$—	$(65)	$41,511
U.S. government bonds	42,429	—	(84)	42,345
Total debt securities	$84,005	$—	$(149)	$83,856
Classified as:
Cash equivalents				$13,520
Short-term debt securities				66,594
Long-term debt securities				17,262
				$97,376

The Company periodically reviews the available-for-sale securities for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three months ended March 31, 2022, the Company did not recognize any other-than-temporary impairment losses. All debt securities with unrealized losses have been in a loss position for less than 12 months.
4.	Balance Sheet Components

Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$1,056	$1,056
Work-in-progress	781	1,468
Finished goods	73	88
Total inventories	$1,910	$2,612

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid contract manufacturing costs	$4,429	$3,695
Prepaid research costs	3,850	3,253
Prepaid insurance	163	631
Other	2,000	1,782
Total prepaid expenses and other current assets	$10,442	$9,361

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Contract research costs	$8,801	$4,760
Product revenue reserves	2,005	1,846
Compensation and related benefits	1,583	3,131
Contract manufacturing costs	929	3,288
Other	937	674
Total accrued liabilities	$14,255	$13,699

5.	Bristol-Meyers Squibb License Agreement

On April 20, 2016, the Company and Bristol-Myers Squibb Company (BMS) entered into a License Agreement (the BMS License Agreement) and a Common Stock Purchase Agreement (the BMS Purchase Agreement).

Under the BMS License Agreement, BMS granted the Company an exclusive, worldwide, license to research, develop, manufacture, and sell products containing PEG-interferon Lambda-1a (the Licensed Product) for all therapeutic and diagnostic uses in humans and animals. The Company is responsible for the development and commercialization of the Licensed Product at its sole cost and expense. The Company paid BMS $2.0 million and issued 157,587 shares of its common stock at an aggregate fair value of $3.2 million in April 2016. The BMS License Agreement also includes development and regulatory milestone payments totaling $61.0 million and commercial sales milestones of up to $128.0 million. The Company is obligated to pay BMS annual net sales royalties in the range of mid-single to mid-teens, depending on net sales levels. In fourth quarter of 2020, the Company recorded in research and development expense a $3.0 million milestone, triggered on successful demonstration of proof of concept, as defined by the BMS License

Agreement, in a Phase 2 clinical trial. In March 2022, the Company recorded a $5.0 million milestone expense in research and development, which was related to the initiation of a Phase 3 clinical trial, as defined under the BMS License Agreement.
6.	Asset Purchase Agreements

On November 20, 2020, Eiger entered into an asset purchase agreement (the APA) with AbbVie, Inc. (AbbVie) to sell its rare pediatric disease priority review voucher (the PRV), which was awarded on November 20, 2020 upon FDA approval of Zokinvy. The APA contains customary representations, warranties, covenants, and indemnification provisions subject to certain limitations.

In consideration for the PRV, AbbVie agreed to pay the Company $95.0 million. The transaction closed in January 2021. Such consideration was shared with the Progeria Research Foundation (PRF) in accordance with the terms of the PRF Collaboration and Supply Agreement, pursuant to which the Company and PRF will equally share any net proceeds from the sale of a priority review voucher that the Company may receive as the sponsor of a rare pediatric disease product application. The Company retained $46.5 million of proceeds from the sale of the PRV, net of related payments, and recorded the amount in other income, net in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2021.

7.Debt

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

The refinancing of the Oxford Loan did not have a material impact on terms, conditions, representations, warranties, covenants or agreements set forth in the Oxford Loan. The loan is secured by the perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company’s intellectual property. The loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency. If the Company is unable to comply with these covenants or if the Company defaults on any portion of the outstanding borrowings, the lenders can also impose a 5.0% penalty, restrict access to additional borrowings under the loan and security agreement, and accelerate the maturity of the debt. As of March 31, 2022, the Company was in compliance with all covenants.

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

The Company accounts for the amortization of the debt discount utilizing the effective interest method. Long-term debt and unamortized discount balances are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Face value of long-term debt	$30,000	$30,000
Exit fee	3,277	3,277
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(1,282)	(1,482)
Total long-term debt, net	31,995	31,795
Less: current portion of long-term debt	(12,549)	(7,809)
long-term debt, net	$19,446	$23,986

8.	Stock-Based Compensation

During the second quarter of 2021, the Company approved the 2021 Inducement Plan to reserve 850,000 shares of its common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of March 31, 2022, there were 670,000 shares remaining available to be issued under the 2021 Inducement Plan.

The following table summarizes stock option activity under the Company’s stock-based compensation plan during the three months ended March 31, 2022 (in thousands, except option and share data):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,327,645	5,262,185	$10.24	7.25	$530
Additional shares authorized	1,728,441	—
Granted	(1,353,300)	1,353,300	$5.17
Restricted stock units granted	(298,150)	—
Exercised	—	(15,995)	$8.98
Forfeited or cancelled	109,039	(109,039)	$12.06
Restricted stock units forfeited	33,225	—
Outstanding as of March 31, 2022	1,546,900	6,490,451	$9.16	7.75	$7,636
Vested and exercisable as of March 31, 2022		3,115,184	$11.07	6.22	$1,934

During the three months ended March 31, 2022 and 2021, the weighted-average grant date fair value of options granted were $3.23 and $7.76 per share, respectively.

The Company records stock-based compensation of stock options granted by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizes the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. The fair value of stock options was estimated using the following weighted-average assumptions:

Three Months Ended March 31,
	2022	2021
Expected term (in years)	5.27-6.08	5.27-6.08
Volatility	68.71%-70.75%	72.39%-100.87%
Risk free interest rate	1.76%-2.41%	0.62%-1.16%
Dividend yield	—	—

Restricted Stock Units and Performance Stock Units

In the first quarter of 2020, the Company revised its non-employee director compensation policy to approve the granting of restricted stock units (RSUs) in accordance with the Restated 2013 Equity Incentive Plan (the Restated 2013 Plan). Each eligible director who has served for at least six months during the prior calendar year and continues to serve as a non-employee member of the Board of Directors (the “Board”) is granted RSUs. Each eligible director who has served on the Board for less than six months during the prior calendar year and who continues to serve as a non-employee member of the Board, is granted RSUs which are pro-rated for the period served during the prior calendar year.

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

The performance stock units (PSUs) are also available for grant pursuant to the Restated 2013 Plan. Each PSU, which is a stock award, is earned through the achievement of performance-based metrics over a defined performance period. The length of the defined performance period, the performance-based metric to be achieved during the defined performance period, and the measure of whether and to what degree such performance-based metric has been achieved will be conclusively determined by the compensation committee of the Company’s board of directors, in its sole discretion. The estimated fair value of equity awards that contain performance conditions is expensed over the term of the award once the Company has determined that it is probable that performance conditions will be satisfied. There was no PSUs granted during the three months ended March 31, 2022. As of March 31, 2022, no PSUs have vested as the performance-based metrics of the PSUs have not yet been achieved.

During the three months ended March 31, 2022 and 2021, the Company granted 298,150 and 203,500 RSUs, respectively, with a weighted-average grant date fair value of $5.22 and $9.99 per share, respectively.

In relation to the RSUs granted, the Company recognized $0.4 million and $0.1 million in stock-based compensation expense for the three months ended March 31, 2022 and 2021, respectively, which were included in selling, general and administrative expenses. As of March 31, 2022, the total unrecognized compensation expense related to unvested RSUs and PSUs was $5.1 million, which the Company expects to recognize over an estimated weighted-average period of 2.7 years.

The following table summarizes RSU and PSU activity and weighted average grant date fair value for the three months ended March 31, 2022:

	Shares	Weighted- Average Grant Date Fair Value
Unvested shares as of December 31, 2021	623,000	$8.63
Granted	298,150	$5.22
Vested	(85,106)	$10.09
Forfeited	(33,225)	$8.33
Unvested shares as of March 31, 2022	802,819	$7.22

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$625	$391
Selling, general and administrative	1,422	1,158
Total	$2,047	$1,549

As of March 31, 2022, the total unrecognized compensation expense related to unvested options was $15.2 million, which the Company expects to recognize over an estimated weighted average period of 2.9 years.

9.	Income Taxes

The Company’s provision for income taxes was $9,000 and $19,000 for the three months ended March 31, 2022 and 2021, with an effective tax rate of 0.04% and 0.1% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate in each period differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company’s deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The tax expense recorded for the three months ended March 31, 2022 and March 31, 2021, respectively, relates to state taxes.

10.	Commitments and Contingencies

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

The maturity of the Company’s operating lease liabilities as of March 31, 2022, were as follows (in thousands):

Undiscounted lease payments	March 31, 2022
Remaining in 2022	501
2023	115
2024	1
2025	1
Total undiscounted payments	618
Less: imputed interest	24
Present value of future lease payments	594
Less: current portion of operating lease liabilities	590
Operating lease liabilities	$4

Rent expense recognized for the Company’s operating leases was $0.1 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for the operating leases was $23,000 for each of the three months ended March 31, 2022 and 2021.

The operating cash outflows for the operating lease liabilities were $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the weighted-average remaining lease terms were 0.9 years and 1.2 years, and weighted-average discount rates were 9.15% and 9.15%, respectively.

11.	Net (Loss) Income Per Share

Basic net loss per share of common stock is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Since the Company was in a loss position for the three months ended March 31, 2022, diluted net loss per share is the same as basic net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Diluted net income per share for the three months ended March 31, 2021 is computed by dividing net income by the weighted-average number of shares of common stock and dilutive potential common stock equivalents then outstanding. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method.

The following table sets forth the computation of basic and diluted net (loss) income per common share for the periods presented (in thousands, except share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net (loss) income	$(22,643)	$29,248
Denominator:
Weighted-average shares outstanding for basic net (loss) income per share	35,253,147	33,886,896
Effect of dilutive securities	—	333,999
Weighted-average shares outstanding for diluted net (loss) income per share	35,253,147	34,220,895
Net (loss) income per share:
Basic	$(0.64)	$0.86
Diluted	$(0.64)	$0.85

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net (loss) income per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended
	March 31,
	2022	2021
Options to purchase common stock	6,490,451	2,895,223
Restricted stock units (unvested)	802,819	—
ESPP	87,553	3,789
Total	7,380,823	2,899,012

12.	Subsequent Event

On March 25, 2022, the Company entered into a new Open Market Sale AgreementSM with Jefferies, pursuant to which the Company can sell up to a maximum of $50.0 million of common stock in offerings that are deemed “at the market” offerings as defined in Rule 415 under the Securities Act, under Eiger’s effective shelf registration statement (the 2022 ATM Facility). In April 2022, the Company completed offerings from the 2022 ATM Facility for a total of 2,686,288 shares of common stock resulting in net proceeds of $20.8 million, after deducting commissions costs.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of Eiger’s financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our condensed consolidated financial statements and related notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2022. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this report.

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

We are also developing lambda for COVID-19 and plan to submit an emergency use authorization (EUA) application to FDA based on positive data from the Phase 3 investigator sponsored TOGETHER study.

We are also developing avexitide, a first in class, well-characterized GLP-1 antagonist, as a targeted treatment for two metabolic diseases with high unmet medical needs and no approved therapies: congenital hyperinsulinism (HI) and post-bariatric hypoglycemia (PBH). Avexitide has completed Phase 2 for both indications and we are planning to initiate Phase 3 for HI in 2022.

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

We commercially launched Zokinvy in the U.S. in January 2021 and started to record product revenue in first quarter 2021. We have historically incurred operating losses in each year since inception but were profitable during the three months ended March 31, 2021 due to the one-time gain from the sale of a priority review voucher issued upon the FDA approval of Zokinvy. However, we expect to incur losses for the foreseeable future. We had net loss of $22.6 million and net income of $29.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $363.1 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

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

Recent Developments

Strengthened Leadership Team with New Executive Appointments

On April 18, 2022, we announced the appointments of Christopher Kurtz as Chief Technical Officer and Sarah Mathieson as Senior Vice President, Corporate Affairs.

Single-dose Peginterferon Lambda for COVID-19 Reduced Risk of Hospitalization or Emergency Room Visits by 50% in a Predominantly Vaccinated Population in the Phase 3 TOGETHER Study

In March 2022, we announced Lambda significantly reduced the risk of COVID-19-related hospitalizations or emergency room visits greater than six hours by 50% (primary endpoint) and death by 60% in the Phase 3 TOGETHER study, a multi-center, randomized, double-blind, placebo-controlled study of non-hospitalized adult patients with COVID-19, who are at high risk of progressing to severe illness. Final analyses evaluated data from over 1,900 patients, with 84% of patients having received at least a single dose of any COVID-19 vaccine. The primary endpoint was achieved across all variants tested, including omicron. Based on these data, Eiger believes Lambda has the potential to be effective against any new arising variants. Eiger plans to discuss the results with FDA and submit an EUA as soon as possible.

Publication of Positive Phase 2 Results of Avexitide in Children with Congenital Hyperinsulinism and Initiation of Phase 3 Program

In April 2022, we announced the publication in Diabetes Care that treatment with avexitide significantly reduced the likelihood of fasting and protein-induced hypoglycemia in patients with congenital hyperinsulinism (HI). The investigator sponsored study conducted at Children’s Hospital of Philadelphia (CHOP) provides further evidence of avexitide’s targeted therapeutic approach to treat HI and supports advancing avexitide into Phase 3 development.

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

The largest component of our operating expenses has historically been the investment in clinical trials, including contract manufacturing arrangements, clinical trial material related costs and other research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Product candidates:
Lonafarnib	$5,970	$6,842
Lambda	7,352	4,432
Avexitide	612	260
Internal research and development costs	3,636	2,308
Total research and development expense	$17,570	$13,842

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities revenues, and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. There were no material changes to our critical accounting policies as disclosed in our 2021 Annual Report on Form 10-K filed with SEC on March 10, 2022.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		$	%
	2022	2021	Change	Change
Product revenue, net	$2,673	$3,646	$(973)	(27)%
Costs and operating expenses:
Cost of sales	110	53	57	108%
Research and development	17,570	13,842	3,728	27%
Selling, general and administrative	6,813	5,564	1,249	22%
Total costs and operating expenses	24,493	19,459	5,034	26%
Loss from operations	(21,820)	(15,813)	(6,007)	38%
Interest expense	(886)	(885)	(1)	0%
Interest income	45	51	(6)	(12)%
Other income, net	27	45,914	(45,887)	*
(Loss) income before provision for income taxes	(22,634)	29,267	(51,901)	(177%)
Provision for income taxes	9	19	(10)	(53%)
Net (loss) income	$(22,643)	$29,248	$(51,891)	(177%)

*Percentage not meaningful.

Product revenue, net

Product revenue, net decreased by $0.9 million to $2.7 million for the three months ended March 31, 2022, from $3.6 million for the same period in 2021. The decrease was primarily due to a decrease in sales volume of both 75 MG and 50 MG Zokinvy capsules during the three months ended March 31, 2022.

Cost of sales

Cost of sales increased by $57,000 to $0.1 million for the three months ended March 31, 2022, from $53,000 for the same period in 2021. The increase was primarily due to an increase in product testing and sample related costs during the three months ended March 31, 2022.

Research and development expenses

Research and development expenses increased by $3.7 million to $17.5 million for the three months ended March 31, 2022, from $13.8 million for the same period in 2021. The increase was primarily due to a $5.0 million milestone expense related to the Phase 3 LIMT-2 study of peginterferon lambda for HDV under the BMS License Agreement, which occurred in March 2022, and a $1.3 million increase in headcount related expenses, including stock-based compensation expenses. The increase was partially offset by a $2.4 million decrease in clinical trial related expenses, including contract manufacturing expenditures, and a decrease of $0.2 million in regulatory expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1.3 million to $6.8 million for the three months ended March 31, 2022, from $5.5 million for the same period in 2021. The increase was primarily due to a $1.0 million increase in professional services, including consulting and advisory services to support the growth of the Company, and a $0.4 million increase in compensation and personnel related expenses, including stock-based compensation, due to an increase in headcount. The increase was partially offset by a decrease of $0.1 million in sales and marketing related expenses.

Other income, net

Other income, net decreased by $45.9 million compared to the same period in 2021. The decrease was primarily due to net proceeds received from the sale of our rare pediatric disease priority review voucher to AbbVie Inc., which closed in January 2021.

Provision for income taxes

Provision for income taxes decreased by $10,000 compared to the same period in 2021. The increase was primarily due to the tax expense related to state taxes.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2022, we had $132.7 million of cash, cash equivalents and short-term debt securities, comprised of $46.6 million of cash and cash equivalents and $86.1 million of short-term debt securities available-for-sale, and an accumulated deficit of $363.1 million.

On December 18, 2020, we filed a shelf registration statement on Form S-3 (File No. 333-251497) with the Securities and Exchange Commission (the “SEC”), which was declared effective by the SEC on December 31, 2020 and permits the offer, issuance and sale by us up to a maximum aggregate offering price of $200.0 million of our common stock, preferred stock, debt securities and warrants. In connection with the filing of the registration statement, we entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which we could sell up to a maximum of $50.0 million of our common stock in offerings that are seemed “at the market” offerings as defined in Rule 415 under the Securities Act (2020 ATM Facility). During the quarter ended March 31, 2022, we sold 5,841,786 shares of our common stock under the 2020 ATM Facility resulting in net proceeds of $45.6 million, after deducting commissions and other offering expenses payable by us. In March 2022, we completed the sale of all shares available for sale under the 2020 ATM Facility, and the 2020 ATM Facility was terminated.

On March 25, 2022, we entered into a new Open Market Sale AgreementSM with Jefferies, pursuant to which we can sell up to a maximum of $50.0 million of our common stock in offerings that are seemed “at the market” offerings as defined in Rule 415 under the Securities Act, under Eiger’s effective shelf registration statement (the 2022 ATM Facility). During the quarter ended March 31, 2022, we did not issue any shares under the 2022 ATM Facility. In April 2022, we completed offerings from the 2022 ATM facility for a total of 2,686,288 shares of our common stock resulting in net proceeds of $20.8 million, after deducting commissions costs. As of April 30, 2022, there is approximately $28.7 million remaining under the 2022 ATM Facility for future issuance.

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

Our primary uses of capital are, and we expect will continue to be, funding the development of our product candidates, sales and marketing costs for commercialization of Zokinvy and other product candidates, compensation and related expenses, hiring additional staff, including clinical, scientific, operational, manufacturing, financial, and management personnel, and costs associated with operating as a public company. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates.

We plan to continue to fund losses from operations and capital funding needs through future equity and/or debt financings, as well as potential additional collaborations or strategic partnerships with other companies. As a result of economic conditions, general global economic uncertainty, political change and other factors, including the ongoing COVID-19 pandemic, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. The sale of additional equity, including pursuant to the 2022 ATM Facility, or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to delay, make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(18,459)	$(14,933)
Net cash (used in) provided by investing activities	(3,002)	94,464
Net cash provided by financing activities	45,802	15
Net increase in cash and cash equivalents	$24,341	$79,546

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2022 was $18.4 million, which primarily consisted of a net loss of $22.6 million, stock-based compensation expense of $2.0 million, amortization of debt securities discount of $0.3 million, non-cash interest expense of $0.2 million, depreciation and amortization of $0.1 million and amortization of operating lease right-of-use assets of $0.1 million. Additionally, cash used in operating activities reflected changes in net operating assets of $1.4 million due to an increase of $1.9 million in accounts payable and accrued liabilities due to timing of payments, a decrease of $0.7 million in inventory and a decrease of $0.3 million in accounts receivable, which were partially offset by an increase of $0.9 million in prepaid expenses and other current assets, an increase of $0.4 million in other assets and a decrease of $0.2 million in operating lease liabilities.

Cash used in operating activities for the three months ended March 31, 2021 was $14.9 million, which primarily consisted of a net income of $29.2 million, stock-based compensation expense of $1.5 million, non-cash interest expense of $0.2 million, amortization of debt securities discount of $0.2 million, amortization of operating lease right-of-use assets of $0.1 million, and common stock issued under Product Development Agreement of $0.1 million, which were more than offset by a $46.5 million gain from the sale of a priority review voucher and $0.3 million income related to our asset purchase agreement with Theragene. Additionally, cash used in operating activities reflected changes in net operating assets of $0.4 million due to an increase of $0.6 million in accounts receivable, an increase of $1.3 million in inventory, and a decrease of $0.1 million in operating lease liabilities, which were partially offset by an increase of $1.0 million in accounts payable and accrued liabilities due to timing of payments and a decrease of $1.5 million in prepaid expenses and other current assets primarily due to the timing of payments.

Cash flows from investing activities

Cash used in investing activities was $3.0 million for the three months ended March 31, 2022, primarily consisting of $10.9 million of purchases of debt securities, which were partially offset by $7.9 million of proceeds from maturities of debt securities.

Cash provided by investing activities was $94.5 million for the three months ended March 31, 2021, primarily consisting of $49.8 million of proceeds from maturities of debt securities, $46.5 million of net proceeds received from the sale of our priority review voucher, and $0.3 million of proceeds pursuant to our asset purchase agreement with Theragene, which were partially offset by $2.0 million of purchases of debt securities.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2022 was $45.8 million, which primarily consisted of $45.6 million of net proceeds from the issuance of common stock under the 2020 ATM Facility and $0.2 million of common stock upon stock option exercises and ESPP purchases.

Cash provided by financing activities for the three months ended March 31, 2021 primarily consisted of $0.2 million payment for debt issuance costs and $0.1 million payments for deferred offering costs, which were offset by $0.3 million proceeds from issuance of common stock upon stock option exercise and ESPP purchase.

Contractual Obligations and Other Commitments

Our contractual obligations as of March 31, 2022 have not materially changed from what we presented in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 10, 2022.

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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2022, the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

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

As of March 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of March 31, 2022, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part I, Item 1A of this Quarterly Report on Form 10-Q. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should carefully consider the risks and uncertainties described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q as part of your evaluation of an investment in our common stock.

•	Ability to file EUA
•	No renewal of determination that a public health emergency exists as a result of COVID-19 by Secretary of Health and Human services.
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

We are a commercial-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the three months ended March 31, 2022 and 2021, we reported a net loss of $22.6 million and net income of $29.2 million, respectively. As of March 31, 2022, we had an accumulated deficit of $363.1 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.

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

If we obtain regulatory approval to market one or more additional product candidates, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. Even if we obtain adequate market share for our product candidates, because the potential markets in which our product candidates may ultimately receive regulatory approval could be very small, we may never become profitable despite obtaining such market share and acceptance of our products. We have also agreed with The Progeria Research Foundation to make Zokinvy available to HGPS or Progeria and processing-deficient progeroid laminopathies patients under an expanded access program that may not result in payment to us. Future clinical trials of new therapies for Progeria conducted by third parties may also result in patients converting from commercially reimbursed Zokinvy to product provided through clinical trials and result in lower revenues received by us.

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

Prior to 2021, we never generated any product revenue and may never be profitable.

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

To the extent that we raise additional capital through the sale of equity, including pursuant to the 2022 ATM Facility, debt or other securities convertible into equity, your ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder such as the Loan and Security Agreement we entered into with Oxford Finance LLC (Oxford Finance) in December 2016 (the Oxford Loan). The Oxford Loan was a $25.0 million debt financing arrangement with Oxford Finance wherein we borrowed the first tranche of $15.0 million upon closing of the debt financing in December 2016. In May 2018, we entered into an amendment to the Oxford Loan and borrowed $5.0 million. In August 2018, we drew the final $5.0 million upon achievement of certain clinical milestones. In March 2019, we entered into the third amendment to the Oxford Loan to refinance our outstanding principal balance of $23.3 million. Upon refinancing, the Oxford Loan was increased to $35.0 million in aggregate commitments, of which $30.0 million in principal is outstanding. On February 23, 2021, we entered into the fifth amendment to the Oxford Loan. The amendment extended the interest only period by 17 months until

September 1, 2022, followed by 19 equal monthly payments of principal and interest. On October 6, 2021, we entered into the sixth amendment to the Oxford Loan. As a result, the Amended Oxford Loan will bear interest at the LIBOR replacement rate which is the sum of the alternate benchmark rate and the LIBOR replacement spread. The Oxford Loan is secured by perfected first priority liens on our assets, excluding intellectual property but including a commitment by us to not allow any liens to be placed upon such intellectual property. The Oxford Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency.

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

The Oxford Loan provides for up to $35.0 million in term loans due on March 1, 2024, of which $30.0 million in principal is outstanding as of March 31, 2022. All of our current and future assets, except for intellectual property, secure our borrowings under the Oxford Loan. The Oxford Loan requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Oxford Loan, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable. If we are unable to repay those amounts, the lenders under the Oxford Loan could proceed against the collateral granted to them to secure that debt, and our inability to use or dispose of those assets would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty, restrict access to additional borrowings under the loan and security agreement, and accelerate the maturity of the debt. Any default under the Oxford Loan would materially affect our liquidity and ability to fund our operations and complete our planned clinical trials and regulatory filings would be substantially impaired.

If the London Inter-Bank Offered Rate, or LIBOR, is discontinued, interest payments under the Oxford Loan may be calculated using another reference rate.

In July 2017, the Chief Executive of the United Kingdom Financial Conduct Authority (FCA), which regulates LIBOR, announced that the FCA intended to phase out the use of LIBOR by the end of 2021. In addition, the FCA and certain U.S. regulators have stated that, despite expected publications of U.S. dollar LIBOR through June 30, 2023, no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. In the United States, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has recommended that U.S. dollar LIBOR be replaced by the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by US Treasury securities. LIBOR is used as a benchmark rate throughout the Oxford Loan. On October 6, 2021, we entered into the sixth amendment to the Oxford Loan (the Sixth Amendment) to replace the LIBOR benchmark rate with the LIBOR replacement rate upon a LIBOR transition event, as discussed more fully in Note 8 to the unaudited condensed consolidated financial statements included within Part II, Item 8 of this Quarterly Report on Form 10-Q. While we do not currently expect the impact of this change to be material, there remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, including the LIBOR replacement rate under the Sixth Amendment, and any potential effects of the transition away from LIBOR on us are not fully known. The transition process may involve, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR and may result in increased borrowing costs, the effectiveness of related transactions such as hedges, or uncertainty under applicable documentation, including the Oxford Loan. As a result, our ability to refinance our credit agreement or other indebtedness or to hedge our exposure to floating rate instruments may be impaired, which would adversely affect the operations of our business.

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

To date, we have invested substantially all of our efforts and financial resources to identify, acquire, and develop our portfolio of product candidates. Our future success is dependent on our ability to further develop, obtain regulatory approvals for, and commercialize one or more of these product candidates. Our NDA for Zokinvy to reduce the risk of mortality in Progeria, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, was approved in November 2020. Our MAA is currently under standard review with the EMA and we have received feedback from the CHMP with respect to our pending MAA requesting additional information relating to the demonstration of efficacy for Zokinvy. While we are working closely with the CHMP to address this feedback, we cannot be certain of the timing or outcome of such interactions. In addition, if the EMA rejects our MAA or we decide to withdraw our application, we may no longer be eligible for temporary reimbursement in France for the use of Zokinvy under the Autorisation Temporaire d'Utilisation (ATU) program, which was granted for a term of one year. Prior to the U.S. Zokinvy commercial launch in 2021, we had not generated revenue from sales of any drugs and may never be able to develop or commercialize additional product candidates. In addition, we have a commitment to provide access to Zokinvy for patients with Progeria and processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, for no or minimal cost to those patients.

With respect to potential commercial products, we currently have three product candidates that are in Phase 3 clinical development, lonafarnib for HDV, lambda for HDV, and lambda for COVID-19 through an investigator sponsored study, and two development programs focused on two separate indications that we believe have completed Phase 2 and are advancing towards Phase 3, avexitide for HI and PBH. It may be years before our studies are initiated and completed, if at all.

We provide our geographically diverse clinical sites with good clinical practice protocols. We review and monitor the execution of our protocols at our various sites in an effort to understand those protocols are being followed. There can be no assurance that the data we develop for our product candidates in our planned indications will be sufficient or complete enough to obtain regulatory approval. Likewise, there can be no assurance that the data obtained from foreign clinical trial sites in studies not conducted under an investigational new drug application, or IND, will be accepted in support of an application for regulatory approval or authorization for use.

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

We may not be able to receive an Emergency Use Authorization (EUA) from FDA for the use of lambda in COVID-19, and, even if we do, absent supplemental NDA or BLA approval for that indication, such EUA would be revoked when the COVID-19 emergency terminates.

Section 564 of the FDCA allows the FDA to authorize the shipment of drugs, biological products, or medical devices that either lack required approval, licensure, or clearance (unapproved products), or are approved but are to be used for unapproved ways to diagnose, treat, or prevent serious diseases or conditions in the event of an emergency declaration by the HHS Secretary.

On February 4, 2020, then-HHS Secretary Alex M. Azar II declared a public health emergency for COVID-19, under 21 U.S.C. § 360bbb-3(b)(1), justifying the authorization of emergency use of unapproved therapeutic products, or unapproved uses of approved or cleared therapeutic products, to treat COVID-19. This determination was published in the Federal Register on February 7, 2020.

While this emergency declaration is effective, the FDA may authorize the use of an unapproved product or an unapproved use of an approved product if it concludes that:

•an agent referred to in the emergency declaration could cause a serious or life-threatening disease or condition;

•it is reasonable to believe that the authorized product may be effective in diagnosing, treating, or preventing that disease or condition or a serious or life-threatening disease or condition caused by an approved product or a product marketed under an EUA;

•the known and potential benefits of the authorized product, when used for that disease or condition, outweigh known and potential risks, taking into consideration the material threat of agents identified in the emergency declaration;

•there is no adequate, approved, and available alternative to the authorized product for diagnosing, preventing, or treating the relevant disease or condition;

•any other criteria prescribed by the FDA is satisfied.

Medical products that are granted an EUA are only permitted to commercialize their products under the terms and conditions provided in the authorization. The FDCA authorizes FDA to impose such conditions on an EUA as may be necessary to protect the public health. Consequently, postmarketing requirements will vary across EUAs. In addition, FDA has, on occasion, waived requirements for drugs marketed under an EUA.

Generally, EUAs for unapproved products or unapproved uses of approved products require that manufacturers distribute factsheets for healthcare providers, addressing significant known and potential benefits and risk, and the extent to which benefits and risks are unknown, and the fact that FDA has authorized emergency use; and, distribution of factsheets for recipients of the product, addressing significant known and potential benefits and risk, and the extent to which benefits and risks are unknown, the option to accept or refuse the product, the consequences of refusing, available alternatives and the fact that FDA has authorized emergency use.

Generally, EUAs for unapproved products and, per FDA’s discretion, EUAs for unapproved uses of approved products, include requirements for adverse event monitoring and reporting, and other recordkeeping and reporting requirements. Note, however, that approved products are already subject to equivalent requirements.

In addition, the FDA may include various requirements in an EUA as a matter of discretion as deemed necessary to protect the public health, including restrictions on which entities may distribute the product, and how to perform distribution (including requiring that distribution be limited to government entities), restrictions on who may administer the product, requirements for collection and analysis of safety and effectiveness data, waivers of cGMP, and restrictions applicable to prescription drugs or restricted devices (including advertising and promotion restrictions).

The FDA may revoke an EUA when it is determined that the underlying health emergency no longer exists or warrants such authorization, if the conditions for the issuance of the EUA are no longer met, or if other circumstances make revocation appropriate to protect the public health or safety. We cannot predict how long, if ever, an EUA would remain in place.

We cannot predict with certainty whether we can support an application to receive an EUA. Even if we do submit an application, we cannot predict whether FDA will grant an EUA for the use of lambda in COVID-19. If we do not receive an EUA from FDA, we will not be able to commercialize lambda in COVID-19 and may be required to conduct additional clinical trials for an EUA. Obtaining such an authorization is dependent upon a number of factors, which are not under our control. For example, the TOGETHER study an investigator sponsored study conducted within a single country, Brazil. FDA may require a company-sponsored study with data from additional patient populations. Even if an EUA is received, we also cannot predict how long, if ever, an EUA would remain in place.

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

As of March 31, 2022, we had 43 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “ACA”) was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. There have been executive, judicial and Congressional challenges to numerous provisions of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, although it is unclear when a decision will be made. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the U.S. Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

In June 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as “Brexit”). Thereafter, in March 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty and the UK formally left the EU on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remained applicable to the UK. This transition period ended on December 31, 2020.

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

We have conducted in the past and are currently conducting clinical trials in the United States, Canada, Australia, Turkey, Germany, Pakistan, New Zealand, Mongolia, Spain, France, Bulgaria, Romania, Taiwan, Sweden, Italy, Belgium, Switzerland, United Kingdom, Greece, Moldova, Ukraine, Russia, and Israel, and accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. Emerging regions, such as Eastern Europe, Latin America, Asia, and Africa, as well as more developed markets, such as the United Kingdom, France, Germany, and Australia, provide clinical study opportunities for us. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, both Turkey and Pakistan are key regions for clinical activity relating to Hepatitis Delta Virus, and further outbreaks of violence and political instability in the region could disrupt our clinical operations or otherwise limit our ability to access or conduct clinical studies in those regions. Certain countries have closed their borders due to COVID-19 preventing activation of clinical sites. Recent actions taken by the Russian Federation in Ukraine and surrounding areas have destabilized the region and caused the adoption of comprehensive sanctions by, among others, the EU, the United States and the UK, which restrict a wide range of trade and financial dealings with Russia and Russian persons, as well as certain regions in Ukraine, including by imposing stricter export controls, prohibiting dealings with major Russian banks and credit institutions, and prohibiting trade with the Donetsk and Luhansk regions of Ukraine. In addition, clinical site initiation and patient enrollment may be delayed, and we may not be able to access sites for initiation, monitoring and data collection in regions affected by the Russian invasion of Ukraine, including due to the prioritization of hospital resources away from clinical trials or as a result of government imposed curfews, warfare, violence or other governmental action or events that restrict movement. Some patients may not be able to comply with clinical trial protocols if the conflict impedes patient movement or interrupts healthcare services. We could also experience disruptions in our supply chain or limits to our ability to obtain sufficient materials for our drug products in certain regions. D-LIVR is a global Phase 3 trial that has enrolled 407 patients across 116 clinical trial sites in 22 countries, including five sites in Ukraine. While we believe that the study is more than adequately powered to demonstrate statistical significance over placebo even if patients from Ukraine discontinue from the study, impacts related to the Russian invasion of Ukraine may have a material adverse effect on our ability to adequately conduct the D-LIVR trial in the region. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our operations and prospects.

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

Further, as a result of the COVID-19 pandemic, the extent and length of which is uncertain, we may be required to develop and implement additional clinical study policies and procedures designed to help protect study participants from the COVID-19 virus, which may include using telemedicine visits, remote monitoring of patients and clinical sites, and measures to ensure that data from clinical studies that may be disrupted as result of the pandemic are collected pursuant to the study protocol and consistent with GCPs, with any material protocol deviation reviewed and approved by the site IRB. Missed scheduled patient appointments, any interruption in study drug supply, or other consequences that may result in incomplete data being generated during a study as a result of the pandemic must be adequately documented and justified. For example, on March 18, 2020, the FDA issued guidance on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, any disruption of the study as a result of the COVID-19 pandemic; a list of all study participants by unique subject identifier and by investigational site that were affected by the COVID-19 pandemic, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study.

Further, the FDA and EMA may continue to suspend, prioritize or delay certain foreign inspections, and if there continues to be a suspension or delay in inspections, our product application reviews and potential approvals could be impacted or delayed. In response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. In May 2021, the FDA updated its guidance, first published in August 2020, clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” In November 2021, FDA provided an update to the May 2021 “Resiliency Roadmap for FDA Inspectional Oversight” noting completion of “mission critical” work over the previous year. In the update, FDA noted that it “is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health impact.” Further, ongoing surges in COVID-19 case numbers with the emergence of new variants (e.g., the Omicron variant in late 2021) have contributed to interruptions in FDA’s surveillance capabilities. In light of high positivity rates and hospitalizations, FDA made temporary changes in late 2021, including temporarily postponing certain inspection activities from December 29, 2021 to January 19, 2022. On February 2, 2022, FDA announced that it would resume domestic surveillance inspections across all product areas on February 7, 2022. We cannot predict whether, and when, FDA will decide to pause or resume inspections due to the COVID-19 pandemic.

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

101.INS**	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

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

Eiger BioPharmaceuticals, Inc.

Date: May 5, 2022	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: May 5, 2022	By:	/s/ Sriram Ryali
Sriram Ryali
Chief Financial Officer
(Principal Financial Officer)