Form 10-Q
period 2022-06-30
Eiger BioPharmaceuticals, Inc.
filed 2022-08-04
CIK 1305253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________
Commission file number: 001-36183

Eiger BioPharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0971591
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2155 Park Boulevard Palo Alto , CA	94306
(Address of Principal Executive Offices)	(Zip Code)
(650) 272-6138
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $0.001 per share)	EIGR	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 43,966,783.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,572	$22,221
Short-term debt securities	105,220	66,594
Accounts receivable, net	1,038	2,576
Inventories	2,876	2,612
Prepaid expenses and other current assets	11,997	9,361
Total current assets	157,703	103,364
Long-term debt securities	—	17,262
Property and equipment, net	525	613
Operating lease right-of-use assets	385	653
Other assets	5,078	4,510
Total assets	$163,691	$126,402
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,945	$7,765
Accrued liabilities	11,466	13,699
Current portion of operating lease liabilities	436	628
Debt, current portion	—	7,809
Total current liabilities	21,847	29,901
Debt, net of current portion	38,916	23,986
Operating lease liabilities	3	116
Total liabilities	60,766	54,003
Stockholders’ equity:
Common stock	44	35
Additional paid-in capital	488,586	412,930
Accumulated other comprehensive loss	(761)	(149)
Accumulated deficit	(384,944)	(340,417)
Total stockholders’ equity	102,925	72,399
Total liabilities and stockholders’ equity	$163,691	$126,402
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenue, net	$3,341	$2,097	$6,014	$5,743
Other revenue	750	—	750	—
Total revenue	4,091	2,097	6,764	5,743
Costs and operating expenses:
Cost of sales	151	270	261	323
Research and development	16,993	14,302	34,563	28,144
Selling, general and administrative	7,027	5,886	13,840	11,450
Total costs and operating expenses	24,171	20,458	48,664	39,917
Loss from operations	(20,080)	(18,361)	(41,900)	(34,174)
Interest expense	(934)	(880)	(1,820)	(1,765)
Interest income	221	33	266	84
Other (expense) income, net	(1,074)	45	(1,047)	45,959
(Loss) income before provision for income taxes	(21,867)	(19,163)	(44,501)	10,104
Provision for income taxes	17	11	26	30
Net (loss) income	$(21,884)	$(19,174)	$(44,527)	$10,074
Net (loss) income per common share:
Basic	$(0.51)	$(0.57)	$(1.14)	$0.30
Diluted	$(0.51)	$(0.57)	$(1.14)	$0.29
Weighted-average common shares outstanding:
Basic	43,059,809	33,932,127	39,178,043	33,909,637
Diluted	43,059,809	33,932,127	39,178,043	34,156,877
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(21,884)	$(19,174)	$(44,527)	$10,074
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale debt securities, net	(239)	(1)	(612)	2
Comprehensive (loss) income	$(22,123)	$(19,175)	$(45,139)	$10,076
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	34,568,821	$35	$412,930	$(149)	$(340,417)	$72,399
Issuance of common stock upon offering at-the-market, net of $1,288 of commissions	5,841,786	6	45,604	—	—	45,610
Issuance of common stock upon exercise of stock options	15,995	—	144	—	—	144
Vesting of common stock issued under Product Development Agreement	—	—	19	—	—	19
Issuance of common stock upon ESPP purchase	18,130	—	64	—	—	64
Issuance of common stock upon release of restricted stock units	85,106	—	—	—	—	—
Stock-based compensation expense	—	—	2,047	—	—	2,047
Unrealized loss on available-for-sale debt securities, net	—	—	—	(373)	—	(373)
Net loss	—	—	—	—	(22,643)	(22,643)
Balance at March 31, 2022	40,529,838	41	460,808	(522)	(363,060)	97,267
Issuance of common stock upon offering at-the-market, net of $716 of commissions and issuance costs	2,686,288	2	20,562	—	—	20,564
Issuance of common stock to lender	749,053	1	4,999	—	—	5,000
Issuance of common stock upon exercise of stock options	1,604	—	9	—	—	9
Stock-based compensation expense	—	—	2,208	—	—	2,208
Unrealized loss on available-for-sale debt securities, net	—	—	—	(239)	—	(239)
Net loss	—	—	—	—	(21,884)	(21,884)
Balance at June 30, 2022	43,966,783	$44	$488,586	$(761)	$(384,944)	$102,925
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	33,878,486	$34	$401,509	$(8)	$(306,500)	$95,035
Issuance of common stock upon exercise of stock options	19,150	—	166	—	—	166
Vesting of common stock issued under Product Development Agreement	—	—	53	—	—	53
Issuance of common stock upon ESPP purchase	19,928	—	136	—	—	136
Issuance of common stock upon release of restricted stock units	33,750	—	1,549	—	—	1,549
Stock-based compensation expense	—	—	—	—	—	—
Unrealized gain on available-for-sale debt securities, net	—	—	—	3	—	3
Net income	—	—	—	—	29,248	29,248
Balance at March 31, 2021	33,951,314	34	403,413	(5)	(277,252)	126,190
Vesting of common stock issued under Product Development Agreement	—	—	52	—	—	52
Stock-based compensation expense	—	—	2,058	—	—	2,058
Unrealized loss on available-for-sale debt securities, net	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(19,174)	(19,174)
Balance at June 30, 2021	33,951,314	$34	$405,523	$(6)	$(296,426)	$109,125
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net (loss) income	$(44,527)	$10,074
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of priority review voucher	—	(46,493)
Income related to asset purchase agreement	—	(281)
Depreciation and amortization	146	135
Amortization of debt securities premiums and discounts	564	357
Loss on extinguishment of debt	1,144	—
Non-cash interest expense	468	384
Amortization of operating lease right-of-use assets	268	273
Common stock issued under Product Development Agreement	19	105
Stock-based compensation	4,255	3,607
Change in operating assets and liabilities:
Accounts receivable	1,538	(1,438)
Inventories	(330)	(1,972)
Prepaid expenses and other current assets	(2,636)	957
Other assets	(568)	(182)
Accounts payable	1,899	(95)
Accrued liabilities	(2,138)	(453)
Operating lease liabilities	(305)	(295)
Net cash used in operating activities	(40,203)	(35,317)
Investing activities
Purchase of debt securities available-for-sale	(45,779)	(50,066)
Proceeds from maturities of debt securities available-for-sale	23,239	74,950
Proceeds related to asset purchase agreement	—	281
Proceeds from sale of priority review voucher	—	95,000
Payments related to priority review voucher	—	(48,507)
Purchase of property and equipment	(9)	(92)
Net cash (used in) provided by investing activities	(22,549)	71,566
Financing activities
Issuance of common stock upon offering at-the-market, net of commissions	66,402	—
Proceeds from issuance of common stock to lender	5,000	—
Proceeds from debt	39,840	—
Repayment of debt	(33,277)	—
Proceeds from issuance of common stock upon stock option exercises	153	166
Proceeds from issuance of common stock upon ESPP purchase	64	136
Payment of debt issuance costs	(835)	(175)
Common stock offering costs	(244)	(184)
Net cash provided by (used in) financing activities	77,103	(57)
Net increase in cash and cash equivalents	14,351	36,192
Cash and cash equivalents at beginning of period	22,221	28,864
Cash and cash equivalents at end of period	$36,572	$65,056

Supplemental disclosure of cash flow information:
Interest paid	$1,395	$1,380
Income taxes paid	$152	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1.    Description of Business
Eiger BioPharmaceuticals, Inc. (the Company or Eiger) was incorporated in the State of Delaware on November 6, 2008. Eiger is a commercial-stage biopharmaceutical company focused on the development of innovative therapies to treat and cure hepatitis delta virus (HDV), the most severe form of viral hepatitis, and other serious diseases. All five of the Company’s rare disease programs have been granted Breakthrough Therapy Designation by the U.S. Food and Drug Administration (FDA).
The Eiger HDV platform includes two first-in-class therapies in Phase 3 that target critical host processes involved in viral replication. Lonafarnib is a first-in-class, oral farnesylation inhibitor and peginterferon lambda is a first-in-class, type III, interferon. Both lonafarnib and peginterferon lambda are in global Phase 3 trials. Eiger is also developing peginterferon lambda as a potential therapeutic for COVID-19.
The FDA approved the Company’s first commercial product, Zokinvy (lonafarnib), to reduce risk of mortality of Hutchinson-Gilford progeria syndrome (HGPS) and for treatment of processing-deficient progeroid laminopathies (PL), collectively known as progeria, with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, on November 20, 2020. The Company announced that the European Commission approved its Marketing Authorization Application (MAA) for Zokinvy, under exceptional circumstances procedure on July 20, 2022.
The Company is also developing avexitide, a well-characterized peptide, as a treatment for congenital hyperinsulinism (HI), an ultra-rare pediatric metabolic disorder, and post-bariatric hypoglycemia (PBH), a debilitating and potentially life-threatening condition. There are currently no approved therapies for these disorders.
The Company’s principal operations are based in Palo Alto, California, with a subsidiary in Ireland. The Company operates in one segment.
Liquidity
As of June 30, 2022, the Company had $141.8 million of cash, cash equivalents and short-term securities, comprised of $36.6 million of cash and cash equivalents and $105.2 million of short-term debt securities available-for-sale. The Company had an accumulated deficit of $384.9 million and negative cash flows from operating activities as of June 30, 2022. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and until it does, the Company will need to continue to raise additional capital.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Eiger BioPharmaceuticals, Inc. and its wholly owned subsidiaries, EBPI Merger Inc., EB Pharma LLC, Eiger BioPharmaceuticals Europe Limited, and EigerBio Europe Limited, have been prepared in accordance with accounting principles generally accepted in the United States of America, (U.S. GAAP) and follow the requirements of the Securities and Exchange Commission (SEC) for annual reporting. All intercompany balances and transactions have been eliminated in consolidation.

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
Debt Securities
Short-term securities consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of acquisition. Long-term securities consist of debt securities classified as available-for-sale and have maturities greater than 365 days from the date of acquisition. The Company’s debt securities consist of available-for-sale securities that are classified as Level 2 because their value is based on valuations using significant inputs derived from, or corroborated by, observable market data. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as a component of accumulated other comprehensive (loss) income. The cost of available-for-sale securities sold is based on the specific-identification method. Realized gains and losses on the sale of debt securities are determined using the specific-identification method and recorded in other (expense) income, net on the accompanying unaudited condensed consolidated statements of operations.
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
The Company had no allowance as of June 30, 2022 and December 31, 2021. The Company had no bad debt expense for the three and six months ended June 30, 2022 and 2021.
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
In June 2021, the French National Agency for Medicines and Health Products Safety (ANSM) granted Zokinvy (lonafarnib) a Temporary Authorizations for Use (Autorisation Temporaire d'Utilisation or ATU) for an early access program for a term of one year. The Company has received an extension of the ATU program and expects the program to continue until commercial reimbursement of Zokinvy is approved in France. In the context of this program, the Company sells product to a distributor who in turn ships product to pharmacies after receiving requests from physicians for patients in France. In November 2021, the Company began distributing and recognizing revenue from sales of Zokinvy (lonafarnib) through a reimbursed early access program in France. There was no revenue from sale of product under the ATU program for the six months ended June 30, 2022.
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
Other Revenue
The Company’s other revenue consists of milestone payments from the Marketing and Distribution Agreement (MDA) with AnGes, Inc., which was executed in May 2022. The agreement provides AnGes with a right to use the Company's intellectual property (IP) and seek regulatory approval for and commercialization of Zokinvy in Japan. The Company will receive additional payments upon achievement of certain regulatory milestones.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The standard provides optional expedients for facilitating the effects of the reference rate reform on financial reporting. For the Company, there are two applicable optional expedients for contract modifications permitted for contracts that are modified because of the reference rate reform and meet the scope guidance. The modifications of contracts within the scope of ASC Topic 470 should be accounted for prospectively adjusting the effective interest rate. The modifications of contracts within the scope of ASC Topic 842 should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required under ASC Topic 842 for modifications not accounted for as separate contracts. The pronouncement is effective for all entities as of March 12, 2020 through December 31, 2022. In October 2021, the Company amended its Oxford Loan to replace its floating interest rate with the LIBOR replacement rate (see Note 7). The Company adopted this standard when LIBOR was about to be discontinued and the adoption did not have a material impact on its unaudited condensed consolidated financial statements.
3.    Fair Value Measurements
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of June 30, 2022 and December 31, 2021, the carrying amount of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimated fair value due to their relatively short maturities. Management believes the terms of its long-term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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
The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s debt securities consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of June 30, 2022 and December 31, 2021.
There were no transfers into or out of Level 3 of the fair value hierarchy during the periods presented.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$22,101	$—	$—	$22,101
Corporate debt securities	—	38,527	—	38,527
Commercial paper	—	10,942	—	10,942
U.S. government bonds	—	55,751	—	55,751
Total	$22,101	$105,220	$—	$127,321

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$13,520	$—	$—	$13,520
Corporate debt securities	—	41,511	—	41,511
U.S. government bonds	—	42,345	—	42,345
Total	$13,520	$83,856	$—	$97,376
There were no financial liabilities as of June 30, 2022 and December 31, 2021.

The following tables summarize the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses (in thousands):

	June 30, 2022
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$22,101	$—	$—	$22,101
Total cash equivalents	$22,101	$—	$—	$22,101
Debt securities:
Corporate debt securities	$38,829	$—	$(302)	$38,527
Commercial paper	10,942	—	—	10,942
U.S. government bonds	56,210	—	(459)	55,751
Total debt securities	$105,981	$—	$(761)	$105,220
Classified as:
Cash equivalents				$22,101
Short-term debt securities				105,220
				$127,321

	December 31, 2021
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$13,520	$—	$—	$13,520
Total cash equivalents	$13,520	$—	$—	$13,520
Debt securities:
Corporate debt securities	$41,576	$—	$(65)	$41,511
U.S. government bonds	42,429	—	(84)	42,345
Total debt securities	$84,005	$—	$(149)	$83,856
Classified as:
Cash equivalents				$13,520
Short-term debt securities				66,594
Long-term debt securities				17,262
				$97,376
The Company periodically reviews the available-for-sale securities for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the six months ended June 30, 2022, the Company did not recognize any other-than-temporary impairment losses. All debt securities with unrealized losses have been in a loss position for less than 12 months.

4.    Balance Sheet Components
Inventories
Inventories consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$1,056	$1,056
Work-in-progress	1,747	1,468
Finished goods	73	88
Total inventories	$2,876	$2,612
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid contract manufacturing costs	$4,694	$3,695
Prepaid research costs	3,463	3,253
Prepaid insurance	1,295	631
Prepaid marketing	783	469
Other	1,762	1,313
Total prepaid expenses and other current assets	$11,997	$9,361
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Contract research costs	$4,101	$4,760
Compensation and related benefits	2,404	3,131
Contract manufacturing costs	1,955	3,288
Product revenue reserves	1,789	1,846
Other	1,217	674
Total accrued liabilities	$11,466	$13,699
5.    Bristol-Meyers Squibb License Agreement
On April 20, 2016, the Company and Bristol-Myers Squibb Company (BMS) entered into a License Agreement (the BMS License Agreement) and a Common Stock Purchase Agreement (the BMS Purchase Agreement).
Under the BMS License Agreement, BMS granted the Company an exclusive, worldwide, license to research, develop, manufacture, and sell products containing PEG-interferon Lambda-1a (perinterferon lambda or the Licensed Product) for all therapeutic and diagnostic uses in humans and animals. The Company is responsible for the development and commercialization of the Licensed Product at its sole cost and expense. The Company paid BMS $2.0 million and issued 157,587 shares of its common stock at an aggregate fair value of $3.2 million in April 2016. The BMS License Agreement also includes development and regulatory milestone payments totaling $61.0 million and commercial sales milestones of up to $128.0 million. The Company is obligated to pay BMS annual net sales royalties in the range of mid-single to mid-teens, depending on net sales levels. In fourth quarter of 2020, the Company recorded in research and development expense a $3.0 million milestone, triggered on successful demonstration of proof of concept, as defined by the BMS License Agreement, in a Phase 2 clinical trial. In March 2022, the Company recorded a $5.0 million milestone expense in research and development, which was related to the initiation of a Phase 3 clinical trial, as defined under the BMS License Agreement.
6.    Asset Purchase Agreement
On November 20, 2020, Eiger entered into an asset purchase agreement (the APA) with AbbVie, Inc. (AbbVie) to sell its rare pediatric disease priority review voucher (the PRV), which was awarded on November 20, 2020 upon FDA approval of Zokinvy. The APA contains customary representations, warranties, covenants, and indemnification provisions subject to certain limitations.
In consideration for the PRV, AbbVie agreed to pay the Company $95.0 million. The transaction closed in January 2021. Such consideration was shared with the Progeria Research Foundation (PRF) in accordance with the terms of the PRF Collaboration and Supply Agreement, pursuant to which the Company and PRF will equally share any net proceeds from the sale of a priority review voucher that the Company may receive as the sponsor of a rare pediatric disease product application. The Company retained $46.5 million of proceeds from the sale of the PRV, net of related payments, and recorded the amount in other (expense) income, net in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2021.
7.    Debt
Innovatus Term Loan
On June 1, 2022 (Closing Date), the Company entered into a term loan and security agreement (Innovatus Loan) with Innovatus Life Sciences Lending Fund I, LP (Innovatus), providing for up to $75.0 million funded in three tranches with a maturity date of August 31, 2027. The floating per annum interest rate of the Innovatus Loan is equal to the sum of (a) the greater of (i) the Prime Rate published in the Money Rates section of the Wall Street Journal (or any successor thereto) and (ii) 3.5%, plus (b) 3.75%; provided that, at the election of the Borrower, up to 2.25% of such rate shall be payable in-kind until the third anniversary of the closing date. The Company is required to make monthly interest-only payments through July 1, 2027, after which the Company is required to make monthly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. 2.25% of the interest is payable in-kind for the first three years of the term by increasing the principal balance. Prepayments of the loan, in whole or in part, will be subject to an early prepayment fee which declines each year until the third anniversary date of the Closing Date, after which no prepayment fee is required. The Company is also required to pay an exit fee upon any payment or prepayment equal to 6.5% of the aggregate principal amount of the tranches funded under the Innovatus Loan. The Innovatus Loan contains customary representations, warranties, events of default and covenants of the Company and its subsidiaries, including a requirement to maintain a cash balance of not less than 5% of the aggregate principal amount of funded and outstanding loan terms at all times. The Innovatus Loan is secured by perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company's intellectual property.
The Company was funded $40.0 million in June 2022 on the Closing Date under Tranche A. The remaining $35.0 million is divided into two tranches (Tranche B and Tranche C). The $17.5 million under each of Tranche B and Tranche C will be available for a period commencing on the later of (a) the first date that the Company achieves certain development and regulatory milestones applicable to each Tranche and (b) November 1, 2022. Both Tranche B and Tranche C draw periods end on the earlier of (a) June 30, 2024 or (b) an event of default.
The Company identified a number of embedded derivatives that require bifurcation from the Innovatus Loan. These embedded features include mandatory prepayment upon an event of default or change in control and contingent rate increases. However, the fair value of these embedded features was deemed to be immaterial on the date of issuance. At each subsequent reporting period, the Company will reassess the fair value of the embedded features and will record a liability if the fair value of the features becomes material.
In connection with the issuance of the Innovatus Loan, the Company recorded a debt discount of $0.2 million and capitalized debt issuance costs of $1.0 million. The discount and issuance costs will be amortized over the life of the loan. Interest expense for the three and six months ended June 30, 2022 was $0.3 million and $0.3 million, respectively, and is inclusive of non-cash amortization of the debt discount and debt issuance costs and accretion of final payment. The carrying value of the Innovatus Loan at June 30, 2022 was $38.9 million. The carrying amount of the Innovatus Loan approximates fair value given its recent issuance. The effective interest rate for the Innovatus Loan was 10.13% as of June 30, 2022.
Additionally, in connection with entering into the Innovatus Loan, the Company entered into a Stock Purchase Agreement with Innovatus for the sale of common stock with an aggregate value of $5.0 million. On June 3, 2022, the Company issued 749,053 shares of common stock to Innovatus at a per share purchase price of $6.6751, the preceding five-day volume weighted average price per share.
A portion of the loan proceeds were used to repay in full the approximately $33.5 million of aggregate principal amount, unpaid interest, and exit fees in connection with loans outstanding owed to Oxford Finance LLC by the Company.
Oxford Term Loan
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
On February 23, 2021, the Company entered into the fifth amendment to the Oxford Loan. The amendment extended the interest only period by 17 months until September 1, 2022, followed by 19 equal monthly payments of principal and interest. The Company paid an amendment fee of $0.2 million to the lender on the effective date of the fifth amendment, which was recorded as an additional debt discount and was being amortized over the remaining term of the Amended Oxford Loan.
On October 6, 2021, the Company entered into the sixth amendment to the Oxford Loan, which amended the interest to be the LIBOR replacement rate which is the sum of the alternate benchmark rate and the LIBOR replacement spread.
At the time of final payment, the Company was required to pay an exit fee of 7.50% of the original principal balance of borrowed funds, or $2.3 million. In addition, the Company was required to pay an additional exit fee of $1.0 million. The Company recorded as a liability and debt discount the exit fee for the Amended Oxford Loan. At the date of the Amended Oxford Loan, the Company paid $0.9 million for the accrued portion of the Oxford Loan exit fee and the Tranche B additional exit fee.
On June 1, 2022, upon entering into the Innovatus Loan, the Company repaid the Oxford Loan, including (i) the $30.0 million outstanding principal balances, (ii) $0.2 million in accrued and unpaid interest, and (iii) other final payments consisting of $3.3 million, for a total payment of $33.5 million. The Company recorded a loss of $1.1 million on early extinguishment of the debt related to the unamortized debt premium, discount, and cost of issuance, which was recognized as a component of other (expense) income, net in the condensed consolidated statement of operations and other comprehensive loss.
The Company accounts for the amortization of the debt discount utilizing the effective interest method. Debt and unamortized discount balances are as follows (in thousands):

	June 30, 2022	December 31, 2021
Face value of debt	$40,074	$30,000
Exit fee	2,600	3,277
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(3,758)	(1,482)
Total debt, net	38,916	31,795
Less: current portion of debt	—	(7,809)
Debt, net	$38,916	$23,986
8.    Stock-Based Compensation
During the second quarter of 2021, the Company approved the 2021 Inducement Plan to reserve 850,000 shares of its common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of June 30, 2022, there were 380,000 shares remaining available to be issued under the 2021 Inducement Plan.
The following table summarizes stock option activity under the Company’s stock-based compensation plans during the six months ended June 30, 2022 (in thousands, except option and share data):

	Shares Available for Grant	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,327,645	5,262,185	$10.24	7.25	$530
Additional options authorized	1,728,441	—
Granted	(1,835,700)	1,835,700	$5.59
Restricted stock units granted	(298,150)	—
Performance stock units granted	(30,000)	—
Exercised	—	(17,599)	$8.67
Forfeited	188,277	(188,277)	$10.90
Restricted stock units forfeited	48,025	—
Outstanding as of June 30, 2022	1,128,538	6,892,009	$8.99	7.67	$2,758
Vested and exercisable as of June 30, 2022		3,409,980	$10.79	6.23	$1,017
During the three and six months ended June 30, 2022, the weighted-average grant date fair value of options granted were $4.39 and $3.53 per share, respectively. During the three and six months ended June 30, 2021, the weighted-average grant date fair value of options granted were $6.07 and $7.36 per share, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	6.08-6.08	6.02-6.08	5.27-6.08	5.27-6.08
Volatility	70.15%-71.20%	73.18%-99.72%	68.71%-71.20%	72.39%-100.87%
Risk free interest rate	2.84%-3.03%	1.02%-1.09%	1.76%-3.03%	0.62%-1.16%
Dividend yield	—	—	—	—
Restricted Stock Units and Performance Stock Units
In the first quarter of 2020, the Company revised its non-employee director compensation policy to approve the granting of restricted stock units (RSUs) in accordance with the Restated 2013 Equity Incentive Plan (the Restated 2013 Plan). Each eligible director who has served for at least six months during the prior calendar year and continues to serve as a non-employee member of the board of Directors (the Board) is granted RSUs. Each eligible director who has served on the Board for less than six months during the prior calendar year and who continues to serve as a non-employee member of the Board, is granted RSUs which are pro-rated for the period served during the prior calendar year.
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
The performance stock units (PSUs) are also available for grant pursuant to the Restated 2013 Plan. Each PSU, which is a stock award, is earned through the achievement of performance-based metrics over a defined performance period. The length of the defined performance period, the performance-based metric to be achieved during the defined performance period, and the measure of whether and to what degree such performance-based metric has been achieved will be conclusively determined by the compensation committee of the Company’s Board, in its sole discretion. The estimated fair value of equity awards that contain performance conditions is expensed over the term of the award once the Company has determined that it is probable that performance conditions will be satisfied. There were no PSUs granted during the three and the six months ended June 30, 2021. During the three and six months ended June 30, 2022, the Company granted 30,000 PSUs with a weighted-average grant date fair value of $6.87 per share for both periods. As of June 30, 2022, no PSUs have vested as the performance-based metrics of the PSUs have not yet been achieved.
There were no RSUs granted during the three months ended June 30, 2022 and 2021. During the six months ended June 30, 2022, the Company granted 298,150 RSUs with a weighted-average grant date fair value of $5.22 per share. During the six months ended June 30, 2021, the Company granted 203,500 RSUs with a weighted-average grant date fair value of $9.99 per share.
In relation to the RSUs granted, the Company recognized $0.5 million and $0.2 million in stock-based compensation expense for the three months ended June 30, 2022 and 2021, respectively, and $0.9 million and $0.3 million in stock-based compensation expense for the six months ended June 30, 2022 and 2021, respectively, which were included in selling, general and administrative expenses. As of June 30, 2022, the total unrecognized compensation expense related to unvested RSUs and PSUs was $4.7 million, which the Company expects to recognize over an estimated weighted-average period of 2.5 years.

The following table summarizes RSU and PSU activity and weighted average grant date fair value for the six months ended June 30, 2022:

	Shares	Weighted- Average Grant Date Fair Value
Unvested shares as of December 31, 2021	623,000	$8.63
Granted	328,150	$5.37
Vested	(85,106)	$10.09
Forfeited	(48,025)	$7.89
Unvested shares as of June 30, 2022	818,019	$7.21
Stock-Based Compensation Expense
Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$820	$551	$1,445	$942
Selling, general and administrative	1,388	1,507	2,810	2,665
Total	$2,208	$2,058	$4,255	$3,607
As of June 30, 2022, the total unrecognized compensation expense related to unvested options was $15.4 million, which the Company expects to recognize over an estimated weighted average period of 2.9 years.
9.    Income Taxes
The Company’s provision for income taxes was approximately $17,000 and $26,000 for the three and six months ended June 30, 2022, respectively, with an effective tax rate of (0.06)% for the six months ended June 30, 2022. The Company's provision for income taxes was approximately $11,000 and $30,000 for the three and six months ended June 30, 2021, with an effective tax rate of 0.2% for the six months ended June 30, 2021. The effective tax rate in each period differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company’s deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The tax expense recorded for the three and six months ended June 30, 2022 relates to state taxes.
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

The maturities of the Company’s operating lease liabilities as of June 30, 2022 were as follows (in thousands):

Undiscounted lease payments	June 30, 2022
Remaining in 2022	$334
2023	115
2024	1
2025	1
Total undiscounted payments	451
Less: imputed interest	12
Present value of future lease payments	439
Less: current portion of operating lease liabilities	436
Operating lease liabilities	$3
Rent expense recognized for the Company’s operating leases was $0.1 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for the operating leases were $23,000 and $23,000 for the three months ended June 30, 2022 and 2021, respectively; and $46,000 and $46,000 for the six months ended June 30, 2022 and 2021, respectively.
The operating cash outflows for the operating lease liabilities were $0.3 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the weighted-average remaining lease terms were 0.7 years and 1.2 years, and weighted-average discount rates were 9.15% and 9.15%, respectively.
11.    Net (Loss) Income Per Share
Basic net (loss) income per share of common stock is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Since the Company was in a loss position for the three and six months ended June 30, 2022, and three months ended June 30, 2021, diluted net loss per share is the same as basic net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Diluted net income per share for the six months ended June 30, 2021 is computed by dividing net income by the weighted-average number of shares of common stock and dilutive potential common stock equivalents then outstanding. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method.
The following table sets forth the computation of basic and diluted net (loss) income per common share for the periods presented (in thousands, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(21,884)	$(19,174)	$(44,527)	$10,074
Denominator:
Weighted-average shares outstanding for basic net (loss) income per share	43,059,809	33,932,127	39,178,043	33,909,637
Effect of dilutive securities	—	—	—	247,240
Weighted-average shares outstanding for diluted net (loss) income per share	43,059,809	33,932,127	39,178,043	34,156,877
Net (loss) income per share:
Basic	$(0.51)	$(0.57)	$(1.14)	$0.30
Diluted	$(0.51)	$(0.57)	$(1.14)	$0.29

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net (loss) income per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	6,892,009	5,016,630	6,892,009	3,514,249
Restricted stock units (unvested)	818,019	224,504	818,019	105,965
ESPP	89,662	56,940	89,662	6,884
Total	7,799,690	5,298,074	7,799,690	3,627,098

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
Our HDV platform includes two first-in-class therapies in Phase 3 that target critical host processes involved in viral replication. Lonafarnib is a first-in-class, oral farnesylation inhibitor and peginterferon lambda is a first-in-class, type III, interferon.
D-LIVR is the pivotal Phase 3 study of lonafarnib boosted with ritonavir for HDV. The study completed enrollment of 407 participants, and we expect topline data by the end of 2022. LIMT-2 is the pivotal Phase 3 study of peginterferon lambda for HDV.
We are also developing peginterferon lambda for COVID-19 and reported topline data from the Phase 3 investigator sponsored TOGETHER study in March 2022.
We are also developing avexitide, a first in class, well-characterized GLP-1 antagonist, as a targeted treatment for two metabolic diseases with high unmet medical needs and no approved therapies: congenital hyperinsulinism (HI) and post-bariatric hypoglycemia (PBH). Avexitide has completed Phase 2 for both indications, and we are planning to initiate Phase 3 for HI in 2022.
The FDA approved our first commercial product, Zokinvy (lonafarnib), to reduce risk of mortality of Hutchinson-Gilford progeria syndrome (HGPS) and for treatment of processing-deficient progeroid laminopathies (PL) with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, on November 20, 2020. Collectively known as progeria. these are ultra-rare and rapidly fatal genetic conditions of accelerated aging in children. On July 20,2022, we announced that the European Commission (EC) granted Eiger marketing authorization under the exceptional circumstances procedure for Zokinvy for the treatment of HGPS and PL,ultra-rare and rapidly fatal genetic conditions of accelerated aging in children. The EC's centralized marketing authorization is valid in all 27 EU member states plus Iceland, Liechtenstein, and Norway. Regulatory review is ongoing by the UK's Medicine and Healthcare products Regulatory Agency (MHRA) as part of the European Commission Decision Reliance Procedure.
We commercially launched Zokinvy in the U.S. in January 2021 and started to record product revenue in first quarter 2021. We have historically incurred operating losses in each year since inception but were profitable during the six months ended June 30, 2021 due to the one-time gain from the sale of a priority review voucher issued upon the FDA approval of Zokinvy. However, we expect to incur losses for the foreseeable future. We had a net loss of $21.9 million and $19.2 million for the three months ended June 30, 2022 and 2021, respectively. We had a net loss of $44.5 million for the six months ended June 30, 2022 and net income of $10.1 million for the six months ended June 30, 2021. As of June 30, 2022, we had an accumulated deficit of $384.9 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.
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
Recent Developments
European approval of Zokinvy
On July 20, 2022, we announced that the European Commission (EC) granted marketing authorization (MA) under the exceptional circumstances procedure for Zokinvy to treat patients aged 12 months and older with the following rare disorders: Hutchinson-Gilford progeria syndrome (HGPS) and processing-deficient progeroid laminopathies (PL), collectively known as progeria. The EC authorization follows the positive opinion granted by European Committee for Medicinal Products for Human Use (CHMP) in May 2022 which was based on the positive results of two pivotal clinical trials demonstrating that Zokinvy, an oral disease-modifying agent which targets the cause of progeria, lowered the risk of death in children by 72%, and extended life by an average of 4.3 years in children and young adults with HGPS. The MA was issued under the exceptional circumstances procedure and subject to the EMA’s continued review on an annual basis of new efficacy and safety information which may become available.
The CHMP also concluded that the development of Zokinvy has complied with all measures in the agreed pediatric investigation plan. Therefore, its market exclusivity period was extended to twelve (12) years. Moreover, with the MA, the orphan market exclusivity for “Treatment of Hutchinson-Gilford progeria syndrome” started on July 19, 2022 for ten (10) years.
Appointed Senior Human Resources and Organizational Executive Lisa Kelly-Croswell to Board of Directors
On July 18, 2022, we announced the appointment of Lisa Kelly-Croswell to our Board. Ms. Kelly-Croswell is an accomplished senior human resources and organizational executive with nearly 25 years of experience in the biopharmaceutical and life sciences industries. She currently serves as Senior Vice President and Chief Human Resources Officer at Boston Medical Center Health System.
Announced New Data Supporting Broader Potential of Avexitide in Patients with Post-Bariatric Hypoglycemia and Hyperinsulinemic Hypoglycemia after Gastrointestinal Surgeries
On June 13, 2022, we announced Phase 2b results of avexitide in patients with PBH and hyperinsulinemic hypoglycemia after other gastrointestinal surgeries, demonstrating statistically significant reductions in hypoglycemia and meeting the primary and secondary endpoints of the study. Data were presented at the Endocrine Society (ENDO) 2022 meeting in Atlanta, Georgia.
Entered into $75.0 Million Term Loan Agreement and $5.0 Million Stock Purchase Agreement with Innovatus Capital Partners to Refinance Existing Debt Facility and Further Strengthen Cash Position Ahead of Key Milestones
On June 7, 2022, we announced that we entered into a term loan agreement with an affiliate of Innovatus Capital Partners, LLC (Innovatus) for up to $75.0 million and a stock purchase agreement for Innovatus to purchase $5.0 million of the Company's stock. This loan facility and stock sale provide for the refinancing of Eiger's existing debt and will support the continued development and commercialization of Eiger's late-stage pipeline.
Entered into Exclusive Partnership for Regulatory Approval and Commercialization of Zokinvy (lonafarnib) in Japan with AnGes, Inc.
On May 10, 2022, we announced an exclusive partnership with AnGes, Inc. for the regulatory approval, marketing, and distribution of Zokinvy (lonafarnib) for the treatment of progeria and processing-deficient progeroid laminopathies in Japan. Under the terms of the agreement, AnGes obtained a right to use our intellectual property, is responsible for obtaining and maintaining regulatory approval for Zokinvy in Japan and will be the exclusive partner for distribution and commercialization in Japan. Eiger received the first milestone payments of $0.8 million upon execution of the agreement with AnGes, and may receive milestone payments up to $0.7 million, as well as may earn revenue from the sale of Zokinvy to AnGes.
Financial Operations Overview
Product Revenue, Net
Our product revenue, net consists of sales of Zokinvy (lonafarnib) for progeria and processing deficient progeroid laminopathies in the United States and under a reimbursed early access program, or cohort ATU program, in France.
Other Revenue
Other revenue consists of milestone payments from the MDA with AnGes, Inc., which was executed in May 2022.
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
Research and Development Expenses
Research and development expenses represent costs incurred to conduct research and development, such as the development of our product candidates. We recognize all research and development costs as they are incurred. Research and development expenses consist primarily of the following:
•expenses incurred under agreements with consultants, contract research organizations and clinical trial sites that conduct research and development activities on our behalf;
•laboratory and vendor expenses related to the execution of clinical trials;
•contract manufacturing expenses, primarily for the production of clinical trial supplies;
•license fees associated with our license agreements; and
•internal costs that are associated with activities performed by our research and development organization and generally benefit multiple programs. These costs are not separately allocated by product candidate. Unallocated internal research and development costs consist primarily of:
•personnel costs, which include salaries, benefits and stock-based compensation expense;
•allocated facilities and other expenses, which include expenses for rent and maintenance of facilities and depreciation expense; and
•regulatory expenses and technology license fees related to development activities.

The largest component of our operating expenses has historically been the investment in clinical trials, including contract manufacturing arrangements, clinical trial material related costs and other research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product candidates:
Lonafarnib	$6,538	$8,488	$12,508	$15,312
Peginterferon lambda	3,043	2,479	10,395	6,923
Avexitide	3,110	536	3,722	796
Internal research and development costs	4,302	2,799	7,938	5,113
Total research and development expense	$16,993	$14,302	$34,563	$28,144
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
The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in timely developing and achieving regulatory approval for our product candidates. The probability of success of our product candidates may be affected by numerous factors, including clinical data, competition, intellectual property rights, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. The COVID-19 pandemic presents additional risks and uncertainties associated with developing drugs, including:
•delays in trial activities and patient enrollment or diversion of healthcare resources as a result of the evolving effects of the COVID-19 pandemic or otherwise;
•production shortages or other supply interruptions in clinical trial materials resulting from the evolving effects of the COVID-19 pandemic or otherwise;
•our ability to hire and retain key research and development personnel;
•the scope, rate of progress, results and expense of our ongoing, as well as any additional, clinical trials and other research and development activities; and
•the timing and receipt of any regulatory approvals.
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
Interest Expense
Interest expense consists of interest on our long-term borrowings.

Interest Income
Interest income consists of interest earned on our investments in debt securities and cash equivalents.
Other (expense) income, net
Other (expense) income, net primarily consists of the loss on extinguishment of debt recorded during the three months ended June 30, 2022.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		$ Change	% Change
	2022	2021
Product revenue, net	$3,341	$2,097	$1,244	59%
Other revenue	750	—	750	*
Total revenue	4,091	2,097	1,994	95%
Costs and operating expenses:
Cost of sales	151	270	(119)	(44)%
Research and development	16,993	14,302	2,691	19%
Selling, general and administrative	7,027	5,886	1,141	19%
Total costs and operating expenses	24,171	20,458	3,713	18%
Loss from operations	(20,080)	(18,361)	(1,719)	9%
Interest expense	(934)	(880)	(54)	*
Interest income	221	33	188	570%
Other (expense) income , net	(1,074)	45	(1,119)	*
Loss before provision for income taxes	(21,867)	(19,163)	(2,704)	14%
Provision for income taxes	17	11	6	*
Net loss	$(21,884)	$(19,174)	$(2,710)	14%
*Percentage not meaningful or not material.
Product revenue, net
Product revenue, net increased by $1.2 million to $3.3 million for the three months ended June 30, 2022, from $2.1 million for the same period in 2021. The increase was primarily due to changes in channel inventory at the exclusive U.S. specialty pharmacy.

Other Revenue
Other revenue of $0.8 million for the three months ended June 30, 2022 reflects the upfront payment received from AnGes, Inc. under the terms of the MDA which was executed in May 2022.
Cost of sales
Cost of sales decreased by $0.1 million to $0.2 million for the three months ended June 30, 2022, from $0.3 million for the same period in 2021. The decrease was primarily due to a decrease in product testing costs during the three months ended June 30, 2022.
Research and development expenses
Research and development expenses increased by $2.7 million to $17.0 million for the three months ended June 30, 2022, from $14.3 million for the same period in 2021. The increase was primarily due to a $1.3 million increase in headcount related expenses, including stock-based compensation expense, a $1.2 million increase in outside services, including consulting and advisory services, and a $0.1 million increase in business travel.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $1.1 million to $7.0 million for the three months ended June 30, 2022, from $5.9 million for the same period in 2021. The increase was primarily due to a $0.7 million increase in outside services, including consulting, advisory and accounting services, a $0.2 million increase in headcount related expenses, and a $0.1 million increase in other operating related expenses.
Interest income
Interest income increased by $0.2 million compared to the same period in 2021. The increase was primarily due to an increase in the balance of money market funds and available-for-sale securities along with an increase in rates.
Other (expense) income, net
Other (expense) income, net decreased by $1.1 million compared to the same period in 2021. The decrease was primarily due to a loss on early extinguishment of the Oxford loan.
Provision for income taxes
Provision for income taxes increased by $6,000 compared to the same period in 2021. The increase was primarily due to the tax expense related to state taxes.

Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,		$ Change	% Change
	2022	2021
Product revenue, net	$6,014	$5,743	$271	5%
Other revenue	750	—	750	*
Total revenue	6,764	5,743	1,021	18%
Costs and operating expenses:
Cost of sales	261	323	(62)	(19)%
Research and development	34,563	28,144	6,419	23%
Selling, general and administrative	13,840	11,450	2,390	21%
Total costs and operating expenses	48,664	39,917	8,747	22%
Loss from operations	(41,900)	(34,174)	(7,726)	23%
Interest expense	(1,820)	(1,765)	(55)	3%
Interest income	266	84	182	217%
Other income (expense), net	(1,047)	45,959	(47,006)	*
Loss (income) before provision for income taxes	(44,501)	10,104	(54,605)	(540)%
Provision for income taxes	26	30	(4)	(13)%
Net loss	$(44,527)	$10,074	$(54,601)	(542%)
*Percentage not meaningful or not material.
Product revenue, net
Product revenue, net increased by $0.3 million to $6.0 million for the six months ended June 30, 2022, from $5.7 million for the same period of 2021. The increase was primarily due to reductions in gross-to-net reserves associated with payer mix.
Other Revenue
Other revenue of $0.8 million for the six months ended June 30, 2022 reflects the upfront payment received from AnGes, Inc. under the terms of the MDA which was executed in May 2022.
Cost of sales
Cost of sales decreased by $0.1 million to $0.3 million for the six months ended June 30, 2022, from $0.3 million for the same period in 2021. The decrease was primarily due to a decrease in product testing during the six months ended June 30, 2022.
Research and development expenses
Research and development expenses increased by $6.5 million to $34.6 million for the six months ended June 30, 2022, from $28.1 million for the same period in 2021. The increase was primarily due to a $5.0 million milestone related to the Phase 3 LIMT-2 study of peginterferon lambda for HDV under the BMS License Agreement, which occurred in March 2022, a $2.7 million increase in headcount related expenses, including stock-based compensation expense, a $1.1 million increase in outside services, including consulting and advisory services, and a $0.1 million increase in business travel. The increase was partially offset by a $2.3 million decrease in clinical trial related expenses, including contract manufacturing expenditures.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $2.3 million to $13.8 million for the six months ended June 30, 2022, from $11.5 million for the same period in 2021. The increase was primarily due to a $1.7 million increase in outside services, including consulting, advisory and accounting services, a $0.6 million increased in headcount related expenses, including stock-based compensation expense and a $0.1 million increase in other operating related expenses.
Interest income
Interest income increased by $0.2 million compared to the same period in 2021. The increase was primarily due to an increase in the balance of money market funds and available-for-sale securities along with an increase in rates.
Other (expense) income, net
Other (expense) income, net decreased by $47.0 million compared to the same period in 2021. The decrease was primarily due to $45.9 million net proceeds received from the sale of our rare pediatric disease priority review voucher to AbbVie Inc, which was offset by a $1.1 million loss on early extinguishment of the Oxford loan.
Provision for income taxes
Provision for income taxes decreased by $4,000 compared to the same period in 2021. The decrease was primarily due to the tax expense related to state taxes.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2022, we had $141.8 million of cash, cash equivalents and short-term debt securities, comprised of $36.6 million of cash and cash equivalents and $105.2 million of short-term debt securities available-for-sale, and an accumulated deficit of $384.9 million.
On June 1, 2022, we entered into a loan and security agreement with Innovatus, providing for up to $75.0 million funded in three tranches with a maturity date of August 31, 2027. We were funded $40.0 million in June 2022 at the closing, of which approximately $33.5 million was used to pay off the Oxford Loan. We recorded a loss of $1.1 million on early extinguishment of the debt which was recognized as a component of Other (expense) income, net in the condensed consolidated statement of operations and other comprehensive loss. As part of the agreement with Innovatus,we are required to maintain a cash balance of not less than 5% of the aggregate principal amount of funded and outstanding term loans at all times. Additionally, in connection with entering into the Innovatus Loan, we entered into a Stock Purchase Agreement with Innovatus for the sale of common stock with an aggregate value of $5.0 million. On June 1, 2022, we issued 749,053 shares of common stock to Innovatus at a per share purchase price of $6.6751.
On December 18, 2020, we filed a shelf registration statement on Form S-3 (File No. 333-251497) with the Securities and Exchange Commission (SEC), which was declared effective by the SEC on December 31, 2020 and permits the offer, issuance and sale by us up to a maximum aggregate offering price of $200.0 million of our common stock, preferred stock, debt securities and warrants. In connection with the filing of the registration statement, we entered into an Open Market Sale AgreementSM with Jefferies LLC (Jefferies), pursuant to which we could sell up to a maximum of $50.0 million of our common stock in offerings that are seemed “at the market” offerings as defined in Rule 415 under the Securities Act (2020 ATM Facility). In March 2022, we completed the sale of all shares available under the 2020 ATM Facility, and the 2020 ATM Facility was terminated.
On March 25, 2022, we entered into a new Open Market Sale AgreementSM with Jefferies, pursuant to which we can sell up to a maximum of $50.0 million of our common stock in offerings that are seemed “at the market” offerings as defined in Rule 415 under the Securities Act, under Eiger’s effective shelf registration statement (the 2022 ATM Facility). In April 2022, we completed offerings from the 2022 ATM facility for a total of 2,686,288 shares of our common stock resulting in net proceeds of $20.8 million, after deducting commissions costs. No additional offerings were completed since April 2022. As of June 30, 2022, there was approximately $28.7 million remaining under the 2022 ATM Facility for future issuance.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(40,203)	$(35,317)
Net cash (used in) provided by investing activities	(22,549)	71,566
Net cash provided by (used in) financing activities	77,103	(57)
Net increase in cash and cash equivalents	$14,351	$36,192
Cash flows from operating activities
Cash used in operating activities for the six months ended June 30, 2022 was $40.2 million, which primarily consisted of a net loss of $44.5 million, stock-based compensation expense of $4.3 million, loss on extinguishment of long-term debt of $1.1 million, amortization of debt securities discount of $0.6 million, non-cash interest expense of $0.5 million, depreciation and amortization of $0.1 million and amortization of operating lease right-of-use assets of $0.3 million. Additionally, cash used in operating activities reflected changes in net operating assets of $2.5 million due to an increase of $2.6 million in prepaid expenses and other current assets, an increase of $0.3 million in inventories, an increase of $0.6 million in other assets, a decrease of $0.2 million in accounts payable and accrued liabilities primarily due to the timing of payments and a decrease of $0.3 million in operating lease liabilities partially offset by a decrease of $1.5 million in accounts receivable.
Cash used in operating activities for the six months ended June 30, 2021 was $35.3 million, which primarily consisted of a net income of $10.1 million, stock-based compensation expense of $3.6 million, non-cash interest expense of $0.4 million, amortization of debt securities premiums and discounts of $0.4 million, amortization of operating lease right-of-use assets of $0.3 million, and common stock issued under the Product Development Agreement of $0.1 million, which were more than offset by a $46.5 million gain from sale of priority review voucher and $0.3 million income related to the asset purchase agreement with Theragene. Additionally, cash used in operating activities reflected changes in net operating assets of $3.5 million due to an increase of $2.0 million in inventories, an increase of $1.4 million in accounts receivable, a decrease of $0.3 million in operating lease liabilities, an overall decrease of $0.5 million in accounts payable and accrued liabilities primarily due to the timing of payments, and an increase of $0.2 million in other assets partially offset by decrease of $1.0 million in prepaid expenses and other current assets.
Cash flows from investing activities
Cash used in investing activities for the six months ended June 30, 2022 was $22.5 million, primarily consisting of $45.8 million of purchases of debt securities, which were partially offset by $23.2 million of proceeds from maturities of debt securities.
Cash provided by investing activities for the six months ended June 30, 2021 was $71.6 million, primarily consisting of $75.0 million of proceeds from maturities of debt securities, $46.5 million of net proceeds received from the sale of our priority review voucher, and $0.3 million of proceeds pursuant to our asset purchase agreement with Theragene, which were partially offset by $50.1 million of purchases of debt securities.
Cash flows from financing activities
Cash provided by financing activities for the six months ended June 30, 2022 was $77.1 million, which primarily consisted of $66.4 million of proceeds net of commissions from the issuance of common stock under the 2020 and 2022 ATM Facilities, $39.8 million of proceeds from debt, $5.0 million of proceeds from issuance of common stock to lender and $0.2 million of common stock upon stock option exercises and ESPP purchases, which were partially offset by the $33.3 million repayment of debt, $0.8 million payment of debt issuance costs and $0.2 million of common stock offering costs.
Cash used in financing activities for the six months ended June 30, 2021 primarily consisted of $0.2 million payment for debt issuance costs and $0.2 million payments for common stock offering costs, which were partially offset by $0.3 million of proceeds from the issuance of common stock upon stock option exercises and ESPP purchases.
Contractual Obligations and Other Commitments
Our contractual obligations as of June 30, 2022 have not materially changed from what we presented in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 10, 2022, other than our outstanding debt balance as described above.
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
Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2022, the end of the period covered by this report.
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
As of June 30, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of June 30, 2022, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risk Factor Summary
Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should carefully consider the risks and uncertainties described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q as part of your evaluation of an investment in our common stock.
•Ability to file EUA.
•No renewal of determination that a public health emergency exists as a result of COVID-19 by Secretary of Health and Human Services.
•We are a commercial-stage biopharmaceutical company with additional product candidates in clinical development and a limited operating history. We have incurred net losses in each year since our inception. We have one FDA and EMA-approved product for commercial sale, Zokinvy (lonafarnib), and prior to 2021, have never generated any product revenue and may never be profitable.
•We are dependent on the success of our product candidates, which are in various stages of clinical development. We cannot give any assurance that we will generate data for any of our product candidates sufficient to receive regulatory approval and without regulatory approval we will not be able to market our product candidates.
•Prior to the approval of our new drug application (NDA) for Zokinvy (lonafarnib) to reduce the risk of mortality in progeria, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, we had not submitted an application for approval or obtained U.S. Food and Drug Administration (FDA) approval for any product. We may not be able to obtain FDA approval of any future NDA or Biologics License Application (BLA) for our product candidates, which would prohibit commercialization.
•Our business strategy is based upon obtaining and maintaining Orphan Drug designation for our product candidates. If we are unable to obtain or maintain Orphan Drug designation or regulatory approval, our business would be substantially harmed.
•Drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.
•We rely on clinical studies of our product candidates in order to obtain regulatory approval. We may find it difficult to enroll patients in our clinical studies given the limited number of patients who have the diseases for which our product candidates are being studied.
•If clinical studies of our product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•We rely on third parties to conduct our clinical studies, manufacture our product candidates and perform other services. Our ability to obtain regulatory approval or commercialize our product candidates and our business could be impaired if these collaborations are unsuccessful.
•If the market opportunities for our product candidates are smaller than we believe they are, we may not meet our revenue expectations. Because the patient populations in the market for our product candidates may be small, we must be able to successfully identify patients and acquire a significant market share to achieve profitability and growth.
•We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced or more effective than ours.
•We currently have limited marketing and sales capabilities for the commercialization of our product candidates.
•The commercial success of any of our current or future product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community. Sales of our products depend substantially on the extent to which the costs of our product candidates will be paid for or reimbursed by healthcare management organizations or government authorities or third-party payors.
•We are currently conducting and will continue to conduct clinical trials for our product candidates outside the United States, which could expose us to risks that could have a material adverse effect on our business, including risks in connection with the actions taken by the Russian Federation in Ukraine and surrounding areas.
•We intend to rely on a combination of exclusivity from Orphan Drug designation and our patent rights for our product candidates. If we are unable to maintain exclusivity from the combination of these approaches, then our ability to compete effectively in our markets may be harmed.
•If we are unable to maintain effective proprietary rights for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our competitors could develop and commercialize product candidates similar or identical to ours.
•We may be unsuccessful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses. If we fail to comply with obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
•We may not be successful in any efforts to identify, license, discover, develop or commercialize additional product candidates.
•Healthcare legislative reform measures may have a material adverse effect on our business and results of operations. If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs.
•We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs.
•We are dependent upon information technology systems and any failure or security breach of such systems could result in a material disruption in the development of our product candidates or other business operations as well as result in statutory or contractual obligations or otherwise expose us to liability.
•The current COVID-19 pandemic has and may continue to adversely affect our financial condition and our business as well as those of third parties on which we rely on significant manufacturing, clinical or other business operations.
Risks Related to our Financial Condition, Integration and Capital Requirements
We have incurred losses since our inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.
We are a commercial-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the six months ended June 30, 2022 and 2021, we reported a net loss of $44.5 million and net income of $10.1 million, respectively. As of June 30, 2022, we had an accumulated deficit of $384.9 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.
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
We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including manufacturing of clinical supplies, conducting clinical studies and providing selling, general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and debt facilities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect losses to increase as we advance our clinical development programs in various clinical studies, particularly the D-LIVR pivotal study, to support the submission of an NDA for lonafarnib for use in an HDV indication. We may need significant additional resources in order to aggressively move lonafarnib forward successfully based on the discussions with the FDA. It may be several years, if ever, before we complete pivotal clinical studies and have additional product candidates approved for commercialization. We expect to invest significant funds into our clinical candidates to advance these compounds to potential regulatory approval.
If we obtain regulatory approval to market one or more additional product candidates, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. Even if we obtain adequate market share for our product candidates, because the potential markets in which our product candidates may ultimately receive regulatory approval could be very small, we may never become profitable despite obtaining such market share and acceptance of our products. We have also agreed with The Progeria Research Foundation to make Zokinvy available to progeria (HGPS and processing-deficient progeroid laminopathies) patients under an expanded access program that may not result in payment to us. Future clinical trials of new therapies for progeria conducted by third parties may also result in patients converting from commercially reimbursed Zokinvy to product provided through clinical trials and result in lower revenues received by us.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:
•continue the clinical development of our product candidates;
•in-license or acquire additional product candidates;
•undertake the manufacturing or have manufactured our product candidates;
•advance our programs into larger, more expensive clinical studies;
•initiate additional nonclinical, clinical, or other studies for our product candidates;
•commercialize and provide expanded access to Zokinvy for the treatment of progeria
•identify and develop potential commercial opportunities, such as lonafarnib boosted with ritonavir, peginterferon lambda for HDV, and avexitide for HI and PBH;
•seek regulatory and marketing approvals and reimbursement for our product candidates;
•establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market ourselves;
•seek to identify, assess, acquire, and/or develop other product candidates;
•make milestone, royalty or other payments under third-party license agreements;
•develop and educate HDV markets;

•seek to maintain, protect, and expand our intellectual property portfolio;
•seek to attract and retain skilled personnel;
•create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and experience any delays or encounter issues with the development and potential for regulatory approval of our clinical candidates such as safety issues, clinical trial accrual delays, longer follow-up for planned studies, additional major studies, or supportive studies necessary to support marketing approval.
Further, the net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a representative indication of our future performance.
Prior to 2021, we never generated any product revenue and may never be profitable.
We have one product approved for commercialization in the U.S. and EU for two ultra-rare diseases. Zokinvy to reduce the risk of mortality in HGPS, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, was approved by the FDA in November 2020 and launched commercially in the U.S. in January 2021, under the exceptional circumstances procedure and our MAA for Zokinvy was approved by the EC, based on a recommendation by the EMA in July 2022. Our ability to generate substantial revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to obtain the regulatory and marketing approvals necessary to commercialize Zokinvy in foreign jurisdictions and to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, more of our product candidates in the U.S. or foreign jurisdictions. We do not anticipate generating significant product revenue for the foreseeable future. Our ability to generate future product revenue depends heavily on our success in many areas, including but not limited to:
•completing research and development of our product candidates;
•obtaining additional and maintaining current regulatory and marketing approvals for our product candidates;
•manufacturing product candidates and establishing and maintaining supply and manufacturing relationships with third parties that meet regulatory requirements and our supply needs in sufficient quantities to meet market demand for our product candidates, if approved;
•marketing, launching and commercializing product candidates for which we obtain regulatory and marketing approval, either directly or with a collaborator or distributor;
•gaining market acceptance of our product candidates as treatment options;
•addressing any competing products;
•protecting and enforcing our intellectual property rights, including patents, trade secrets, and know-how;
•negotiating favorable terms in and maintaining any collaboration, licensing, or other arrangements into which we may enter;
•obtaining reimbursement or pricing for our product candidates that supports profitability; and
•attracting, hiring, and retaining qualified personnel.
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
To the extent that we raise additional capital through the sale of equity, including pursuant to the 2022 ATM Facility, debt or other securities convertible into equity, your ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder such as the Loan and Security Agreement we entered into with Innovatus Life Sciences Lending Fund I, LP (Innovatus) in June 2022 (the Innovatus Loan). The Innovatus Loan was a $75.0 million debt financing arrangement with Innovatus wherein we borrowed the first tranche of $40.0 million upon closing of the debt financing in June 2022. The Innovatus Loan is secured by perfected first priority liens on our assets. The Innovatus Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency.
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
Covenants in the Innovatus Loan restrict our business and operations in many ways and if we do not effectively comply with our covenants, our financial conditions and results of operations could be adversely affected.
The Innovatus Loan provides for up to $75.0 million in term loans due on August 31, 2027, of which $40.0 million in principal is outstanding as of June 30, 2022. All of our current and future assets, secure our borrowings under the Innovatus Loan. The Innovatus Loan requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Innovatus Loan, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable. If we are unable to repay those amounts, the lenders under the Innovatus Loan could proceed against the collateral granted to them to secure that debt, and our inability to use or dispose of those assets would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty, restrict access to additional borrowings under the loan and security agreement, and accelerate the maturity of the debt. Any default under the Innovatus Loan would materially affect our liquidity and ability to fund our operations and complete our planned clinical trials and regulatory filings would be substantially impaired.
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
To date, we have invested substantially all of our efforts and financial resources to identify, acquire, and develop our portfolio of product candidates. Our future success is dependent on our ability to further develop, obtain regulatory approvals for, and commercialize one or more of these product candidates. Our NDA for Zokinvy to reduce the risk of mortality in HGPS, and for treatment of processing-deficient progeroid laminopathies (PL) with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, was approved in November 2020. Prior to the U.S. Zokinvy commercial launch in 2021, we had not generated revenue from sales of any drugs and may never be able to develop or commercialize additional product candidates. In addition, we have a commitment to provide access to Zokinvy for patients with HGPS and PL with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, for no or minimal cost to those patients.
With respect to potential commercial products, we currently have three product candidates that are in Phase 3 clinical development, lonafarnib for HDV, peginterferon lambda for HDV, and peginterferon lambda for COVID-19 through an investigator sponsored study, and two development programs focused on two separate indications that we believe have completed Phase 2 and are advancing towards Phase 3, avexitide for HI and PBH. It may be years before our studies are initiated and completed, if at all.

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
•We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our current product candidates. We cannot be certain that any of our product candidates will be successful in clinical studies or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical studies. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.
We may not be able to obtain FDA approval of any future NDA or BLA for our product candidates.
The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to lonafarnib, peginterferon lambda, avexitide and any other product candidate that we may develop in the future are subject to extensive regulation in the United States. Prior to the approval of our NDA for Zokinvy to reduce the risk of mortality in HGPS, and for treatment of PL with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, we had not submitted an application for approval or obtained FDA approval for any product.
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
Our business strategy is based upon obtaining and maintaining Orphan Drug designation for our product candidates, which is an uncertain process. The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are unable to obtain or maintain Orphan Drug designation or regulatory approval for our product candidates, our business would be substantially harmed.
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
Future applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:
•the FDA or comparable foreign regulatory authorities may disagree with the design, size or implementation of our clinical studies;
•the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from our development efforts;
•the data collected from clinical studies of our product candidates may not be sufficient or complete or meet the regulatory requirements to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or foreign jurisdictions;
•the FDA or comparable foreign regulatory authorities may find failures in our manufacturing processes, validation procedures and specifications, or facilities of our third-party manufacturers with which we contract for clinical and commercial supplies that may delay or limit our ability to obtain regulatory approval for our product candidates; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our NDA or other submission insufficient for approval.
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
Our avexitide compound has received Rare Pediatric Disease (RPD) designation from the FDA for the treatment of Congenital Hyperinsulinism (HI). The FDA defines a “rare pediatric disease” as a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect patients under the age of 18 years, that is, a disease or condition that affects fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug or biological product. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval. In addition, the priority review voucher is only awarded to an NCE, thus if a compound is approved first for an indication that is not a rare pediatric disease the compound may not be eligible to receive the voucher. While we obtained and sold the priority review voucher issued upon approval of Zokinvy to reduce the risk of mortality in HGPS, and for treatment of PL with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, there can be no assurance that we will be successful in obtaining approval for avexitide for the treatment of HI, or that a priority review voucher will be issued at the time of any such approval.
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
Our lonafarnib and peginterferon lambda products for the treatment of HDV are in Phase 3 studies with endpoints intended to support accelerated approval. The primary endpoint for the D-LIVR study, the Phase 3 study of lonafarnib boosted with ritonavir, is a composite of a > 2 log reduction in HDV RNA and ALT normalization and is intended to support accelerated approval. The primary endpoint for the LIMT-2 study, the Phase 3 study of peginterferon lambda, is a durable virologic response (DVR), defined as HDV RNA below the limit of quantitation at 24 weeks post-treatment, and is intended to support accelerated approval for finite therapy. The study endpoints were previously achieved in Phase 2 studies and are consistent with FDA guidance on the development of treatments for HDV. While these proposed endpoints are designed to be consistent with FDA guidance, there is no assurance that approval will be granted on a timely basis, or at all. FDA may disagree that the design of, or results from, our studies support accelerated approval. Additionally, the FDA could require us to conduct further studies or trials prior to granting approval of any type, including by determining that approval through the Accelerated Approval Program is not appropriate and that our clinical trials may not be used to support approval through the conventional pathway. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. There also can be no assurance that after subsequent FDA feedback we will continue to pursue approval through the Accelerated Approval Program. A failure to obtain approval through the Accelerated Approval Program could result in a longer time period to obtain approval of our product candidates, could increase the cost of their development, could delay our ability to commercialize our products and could significantly harm our financial position and competitive position in the marketplace.
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
Moreover, Congress is considering potential changes to the Accelerated Approval Program that could impact our ability to obtain accelerated approval, or increase the burdens associated with post marketing requirements in the event we do obtain accelerated approval. It is not possible to predict which changes Congress will include if it decides to enact changes to the Accelerated Approval Program, or if Congress will make any changes to the Accelerated Approval Program at all.
Any delay in obtaining, or inability to obtain, approval through the Accelerated Approval Program, or any issues in maintaining approval granted under the Accelerated Approval Program, would delay or prevent commercialization of our products, and would materially adversely affect our business, financial condition, results of operations, cash flows and prospects
Drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.
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

A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical studies. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase 2, Phase 3, or other clinical studies we have conducted or may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to obtain regulatory approval to receive regulatory approval or market our drug candidates. For example, in 2018 we announced negative results from two of our Phase 2 clinical trials of ubenimex in two different indications, and as a result we have terminated further development of ubenimex.
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
The eligibility criteria of our planned clinical studies may further limit the available eligible study participants as we expect to require that patients have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical studies. We may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical studies in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical studies, and the willingness of physicians to participate in our planned clinical studies. Additionally, we may experience delays in patient enrollment in our clinical trials as a result of the evolving COVID-19 global pandemic and competition for HDV patients at our European clinical trial sites due to the conditional approval of bulevirtide in Europe and potential competition at our U.S. sites if bulevirtide receives FDA approval. For example, early in the pandemic, certain clinical study sites that were scheduled to open were delayed in activating and other sites suspended randomization of subjects for a period of time. Future pandemic restrictions could result in delays of our clinical trials, including D-LIVR and LIMT-2. If patients are unwilling to participate in our clinical studies for any reason, the timeline for conducting studies and obtaining regulatory approval of our product candidates may be delayed.
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
Clinical development is expensive, time consuming and involves significant risk. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of development. Events that may prevent successful or timely completion of clinical development include but are not limited to:
•inability to generate satisfactory preclinical, toxicology, or other in vivo or in vitro data or diagnostics to support the initiation or continuation of clinical studies necessary for product approval;
•delays in reaching agreement on acceptable terms with contract research organizations (CROs) and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical study sites;
•delays in obtaining required Institutional Review Board (IRB) approval at each clinical study site;
•failure to permit the conduct of a study by regulatory authorities, after review of an investigational new drug (IND) or equivalent foreign application or amendment;

•delays in recruiting qualified patients, or patients dropping out of, in our clinical studies, including as a result of the evolving COVID-19 global pandemic;
•feasibility of continuous trial execution in countries impacted by war, geopolitical conflict and other humanitarian crises;
•failure by clinical sites or our CROs or other third parties to adhere to clinical study requirements or report complete findings;
•failure to perform the clinical studies in accordance with the FDA’s good clinical practice (GCP) requirements, or applicable foreign regulatory guidelines;
•occurrence of adverse events associated with our product candidates;
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•the cost of clinical studies of our product candidates;
•negative or inconclusive results from our clinical trials which may result in our deciding, or regulators requiring us, to conduct additional clinical studies or abandon development programs in other ongoing or planned indications for a product candidate; and
•delays in reaching agreement on acceptable terms with third-party manufacturers and the time for manufacture of sufficient quantities of our product candidates for use in clinical studies.

Any inability to successfully complete clinical development and obtain regulatory approval could result in additional costs to us or impair our ability to generate revenue. Clinical study delays could also shorten any periods during which our products have patent protection and may allow competitors to develop and bring products to market before we do, which could impair our ability to obtain or maintain Orphan Drug designation exclusivity and to successfully commercialize our product candidates and may harm our business and results of operations.
We may not be able to receive an Emergency Use Authorization (EUA) from FDA for the use of peginterferon lambda for COVID-19. If we do receive an EUA, absent a BLA approval for that indication, our ability to sell peginterferon lambda would be revoked when the COVID-19 public health emergency terminates.
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
•there is no adequate, approved, and available alternative to the authorized product for diagnosing, preventing, or treating the relevant disease or condition; and

•any other criteria prescribed by the FDA is satisfied.
Medical products that are granted an EUA are only permitted to commercialize their products under the terms and conditions provided in the authorization. The FDCA authorizes FDA to impose such conditions on an EUA as may be necessary to protect the public health. Consequently, post marketing requirements will vary across EUAs. In addition, FDA has, on occasion, waived requirements for drugs marketed under an EUA.
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
We cannot predict with certainty whether we can support an application to receive an EUA. Even if we do submit an application, we cannot predict whether FDA will grant an EUA for the use of peginterferon lambda in COVID-19. If we do not receive an EUA from FDA, we will not be able to commercialize peginterferon lambda in COVID-19 and may be required to conduct additional clinical trials for an EUA. Obtaining such an authorization is dependent upon a number of factors, which are not under our control. For example, the TOGETHER study an investigator sponsored study conducted within a single country, Brazil. FDA may require a company-sponsored study with data from additional patient populations. Even if an EUA is received, we also cannot predict how long, if ever, an EUA would remain in place.
Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
Our lonafarnib product candidate has been studied in thousands of oncology patients, and the most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), weight loss, fatigue and rash. Use of Zokinvy to reduce the risk of mortality in HGPS, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, has been reported to cause ECG abnormalities, but these ECG abnormalities have not resulted in a risk of mortality for these patients. There is no guarantee that additional or more severe side effects or other properties will not be identified through ongoing clinical studies by other uses of lonafarnib for other indications or our own clinical trials. Our peginterferon lambda product candidate is well-characterized and has been studied in thousands of HBV and HCV patients, and the most common adverse events seen are moderate headache, pyrexia, fatigue, and myalgia. ALT flares that were seen result from vigorous antiviral immunological response to treatment, not due to direct hepatotoxicity. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies for other uses of peginterferon lambda. Undesirable side effects, other properties, and negative results for other indications may negatively impact the development and potential for approval of our product candidates for our proposed indications. For example, the ECG abnormalities seen with lonafarnib in HGPS and PL patients has the potential to impact the labeling for lonafarnib combined with ritonavir for HDV. Our avexitide product candidate has been studied in 39 HI patients and 54 PBH patients, and the most common adverse events are injection site bruising, nausea, and headache. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies for other uses of avexitide in clinical trials.
Additionally, even if one or more of our current product candidates receives marketing approval, and we or others later may identify undesirable side effects caused by such products, potentially significant negative consequences could result, including but not limited to:
•regulatory authorities may withdraw approvals of such products;
•regulatory authorities may require additional warnings on the label;
•we may be required to create a Risk Evaluation and Mitigation Strategy (REMS) plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of a product candidate, even if approved, and could significantly harm our business, results of operations, and prospects.
We are subject to ongoing regulatory requirements related to the U.S. and EU approvals of Zokinvy, and if we obtain additional regulatory approvals for a product candidate, we will be subject to additional ongoing regulatory requirements.
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
If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing, or labeling of a product, the regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:
•issue warning letters;
•impose civil or criminal penalties;
•suspend or withdraw regulatory approval;
•suspend any of our ongoing clinical studies;

•refuse to approve pending applications or supplements to approved applications submitted by us;
•impose restrictions on our operations, including closing our contract manufacturers’ facilities; or
•require a product recall.
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
The facilities used by our contract manufacturers to manufacture our product candidates will be subject to pre-approval inspection by the FDA that will be conducted after we submit our marketing applications to the FDA or comparable foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or others, our future applications may not be approved by regulatory authorities, which would significantly delay our commercialization plans and increase our costs. We have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.
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
In addition, our reliance on third-party manufacturers exposes us to the following additional risks:
•We may be unable to identify manufacturers on acceptable terms or at all;
•Our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•Contract manufacturers may not be able to execute our manufacturing procedures appropriately;
•Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products;
•Manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards;
•We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates; and
•Our third-party manufacturers could breach or terminate their agreement with us.

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
We focus our product development principally on treatments for rare and ultra-rare diseases. Given the small number of patients who have the diseases that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidate. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. For example, for lonafarnib and peginterferon lambda, HDV is associated with hepatitis B virus infection, which is a pre-requisite for the replication of HDV. Although we believe that the data are supportive of antiviral activity against HDV, there can be no assurance that our clinical trials will successfully address this condition. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Moreover, we expect that the sales of Zokinvy to patients with progeria will have limited profits given the ultra-rare nature of these diseases.
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
Further, given our recent, limited experience in marketing and selling biopharmaceutical products, we may rely on future collaborators to commercialize our products. If collaborators do not commit sufficient resources to commercialize our future products and we are unable to develop the necessary marketing and sales capabilities on our own, we will be unable to generate sufficient product revenue to sustain or grow our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations, in particular in the markets our product candidates are intended to address. Without appropriate capabilities, whether directly or through third-party collaborators, we may be unable to compete successfully against these more established companies. In addition, we have established an expanded access program in order to make Zokinvy available for patients with progeria, which requires additional resources and costs to support.
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
Even with the approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our products will depend in part on the health care providers, patients, and third-party payors accepting our product candidates as medically useful, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and other health care providers. The degree of market acceptance of any of our products will depend on a number of factors, including without limitation:
•the timing of our receipt of any marketing and commercialization licensures;
•the terms of any licensures and the countries in which licensures are obtained;
•the efficacy of the product as demonstrated in clinical studies and potential advantages over competing treatments;
•the prevalence and severity of the disease and any side effects;
•the clinical indications for which approval is granted, including any limitations or warnings contained in a product’s approved labeling;
•the convenience and ease of administration;
•the cost of treatment;
•the willingness of the patients and physicians to accept these therapies or any new methods of administration;
•the marketing, sales and distribution support for the product;
•the publicity concerning our products or competing products and treatments;
•the success of our physician education programs;
•availability of alternative effective treatments for the disease indications our product candidates are intended to treat and the relative risks, benefits and costs of those treatments; and

•the pricing and availability of third-party insurance coverage and reimbursement.
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
In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly approved products. In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services (HHS), as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors often follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS and other payors will decide with respect to coverage for products such as ours and what reimbursement our products may receive.
The process for determining whether a third-party payor will provide coverage for a drug product typically is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover Zokinvy or any of our product candidates once approved could reduce utilization of such products and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that adequate reimbursement will be available. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process.
Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of drug products and medical services, in addition to questioning safety and efficacy. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after FDA approval or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. Additionally, coverage policies and third‑party reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for one or more of our products, less favorable coverage policies and reimbursement rates may be implemented in the future. If we are unable to obtain and maintain sufficient third‑party coverage and adequate reimbursement, the commercial success of our products may be greatly hindered and our financial condition and results of operations may be materially and adversely affected.
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
Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to limit or reduce healthcare costs may result in restrictions on coverage and the level of reimbursement for new products and, as a result, inadequate coverage or payment for our products.
We expect to experience pricing pressures in connection with products due to increased and continued efforts to limit or reduce healthcare spending. The downward pressure on healthcare costs in general, particularly prescription drugs, has and is expected to continue to increase in the future. As a result, profitability of our products may be more difficult to achieve even if they receive regulatory approval.
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
Under the Orphan Drug Act, the FDA may designate a product as an Orphan Drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union (the EU), the EMA’s Committee for Orphan Medicinal Products (COMP) grants Orphan Drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.In the United States, Orphan Drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has Orphan Drug designation, the product is entitled to Orphan Drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity.
Congress is considering updates to the orphan drug provisions of the FDCA in response to a recent 11th Circuit decision. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and would materially adversely affect our business, financial condition, results of operations, cash flows and prospects.
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
Because the extent and scope of patent protection for our products may in some cases be limited, Orphan Drug designation is especially important for our products for which Orphan Drug designation may be available. For eligible drugs, we plan to rely on the exclusivity period under the Orphan Drug Act to maintain a competitive position. If we do not obtain or maintain Orphan Drug exclusivity for our drug products and biologic products that do not have broad patent protection, our competitors may then sell the same drug to treat the same condition sooner than if we had obtained Orphan Drug exclusivity and our revenue will be reduced.

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
The annual reassessment by the EMA of the risk-benefit balance, including information on the safe and effective use, for Zokinvy may not be positive, leading to a variation, suspension, revocation of our MA or fulfilment of additional specific obligations.
On July 20, 2022, we announced that the EC granted marketing authorization (MA) under the exceptional circumstances procedure for Zokinvy to treat patients aged 12 months and older with HGPS and PL. The EC authorization follows the positive opinion granted by the CHMP in May 2022 which found that the risk-benefit balance for Zokinvy is favorable to recommend the granting of a MA although the rarity of the disease means that it was not possible to obtain complete information on Zokinvy during the assessment process. As a result, the MA was issued under the exceptional circumstances procedure and subject to the EMA’s continued review on an annual basis of new efficacy and safety information which may become available
Under Article 14(8) Regulation (EC) No 726/2004, products for which the applicant can demonstrate that comprehensive data (in line with the requirements laid down in Annex I of Directive 2001/83/EC, as amended) cannot be provided (due to specific reasons foreseen in the legislation) might be eligible for marketing authorization under exceptional circumstances. This type of authorization is reviewed annually to reassess the risk-benefit balance. The fulfillment of any specific procedures/obligations imposed as part of the marketing authorization under exceptional circumstances is aimed at the provision of information on the safe and effective use of the product.
It is possible that the annual reassessment by the EMA of the risk-benefit balance, including information on the safe and effective use, for Zokinvy may not be positive. This could lead to the variation, suspension, revocation of our MA for Zokinvy in the EU, or lead to additional specific commitments or conditions being fulfilled.
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
As of June 30, 2022, we had 51 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
Foreign data protection laws, including, without limitation, the EU GDPR that took effect in May 2018, and EU Member State data protection legislation, may also apply to health-related and other personal information obtained from individuals. The EU GDPR has been transposed into the national laws of the United Kingdom by virtue of section 3 of the European Union (Withdrawal) Act 2018 as the UK GDPR (together, the EU GDPR and the UK GDPR, the GDPR). The EU GDPR has direct effect in all EU Member States and has extraterritorial effect where organizations outside of the EU process personal information of individuals in the EU in relation to the offering of goods or services to those individuals (targeting test) or the monitoring of their behavior (monitoring test). The UK GDPR has a similar extraterritorial test for organizations outside of the UK processing personal information of individuals in the UK in relation to the offering of goods or services to those individuals or the monitoring of their behavior. As such, the GDPR applies to us to the extent we are established in an EU Member State or the UK or we meet the requirements of either the targeting test or the monitoring test. These laws impose strict obligations on businesses, including to: (i) implement administrative, physical, technical, and organizational safeguards to protect personal information; (ii) establish an appropriate and valid legal basis for processing personal information; (iii) comply with accountability transparency requirements regarding the processing of personal information, which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing; (iv) comply with data protection rights of data subjects including a right of access to and rectification of personal information, a right to obtain restriction of processing or to object to processing of personal information, a right to ask for a copy of personal information to be provided to a third party in a useable format and erasing personal information in certain circumstances; (v) report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72 hours, where feasible); (vi) obtain explicit consent for collection of sensitive personal information such as health data; and (vii) consider data protection as any new products or services are developed and to limit the amount of personal information processed.
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
Although a substantial amount of our effort will focus on the continued clinical testing, potential approval, and commercialization of our existing product candidates, the success of our business is also expected to depend in part upon our ability to identify, license, discover, develop, or commercialize additional product candidates. Research programs to identify new product candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:
•our research or business development methodology or search criteria and process may be unsuccessful in identifying potential product candidates;

•we may not be able or willing to assemble sufficient resources to acquire or discover additional product candidates;
•our product candidates may not succeed in preclinical or clinical testing;
•our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval;
•competitors may develop alternatives that render our product candidates obsolete or less attractive;
•product candidates we develop may be covered by third parties’ patents or other exclusive rights;
•the market for a product candidate may change during our program so that such a product may become unreasonable to continue to develop;
•a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
•a product candidate may not be accepted as safe and effective by patients, the medical community, or third-party payors.
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
In the United States, there have been and continue to be a number of legislative initiatives to reform the delivery and payment for healthcare items and services. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the ACA) was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. This law was designed to expand access to health insurance coverage for uninsured and underinsured individuals while at the same time containing overall healthcare costs. The framework of the ACA and other healthcare reforms continues to evolve as a result of executive, legislative, regulatory, and administrative developments. . While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. . There have also been numerous historical challenges and amendments to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, on January 28, 2021, President Biden issued an executive order instructing certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal, amend or replace the ACA will impact the ACA and our business.
Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in Congressional and federal agency inquiries regarding pricing and related practices, as well as proposed and enacted federal and state legislation and regulation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products For example, the American Rescue Plan Act of 2021 included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Under the ACA, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. Effective January 1, 2024, manufacturers’ Medicaid Drug Rebate Program rebate liability will no longer be capped, potentially resulting in a manufacturer paying more in Medicaid Drug Rebate Program rebates than it receives on the sale of certain covered outpatient drugs. Additionally, on July 9, 2021, President Biden issued an Executive Order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the Executive Order stated that the Biden administration will “support aggressive legislative reforms that would lower prescription drug prices, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and through other related reforms.” In response to the Executive Order, on September 9, 2021, HHS issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. Most recently, on May 10, 2022, the Biden Administration announced a plan to combat inflation that included a call to Congress to lower prescription drug costs and health premiums by allowing Medicare to negotiate drug prices, penalizing drug companies that raise prices faster than inflation, and making other needed reforms to lower drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any repeal and replace legislation may have the effect of limiting the amounts that government agencies will pay for healthcare products and services. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation, could result in significant changes to the health care system, which may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates, or additional pricing pressures.
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
Our operations may be subject to various foreign, federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, physician sunshine laws, the EU GDPR and/or the UK GDPR and other regulations. These laws may impact, among other things, our research, sales, marketing, education and patient assistance programs. In addition, we may be subject to patient privacy regulation by foreign, federal, and state governments in which we conduct our business. The laws that may affect our ability to operate include:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying anything of value as remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
•federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;
•HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•HIPAA and its implementing regulations impose certain requirements on certain covered entity healthcare providers, health plans, and healthcare clearinghouse and their business associates that perform certain services involving the use or disclosure of individually identifiable health information as well as their covered subcontractors, relating to the privacy, security, and transmission of individually identifiable health information;
•The Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies to report annually to HHS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), teaching hospitals, physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, and certified nurse midwives, as well as ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations;
•the Federal Food, Drug, and Cosmetic Act (FDCA), which, among other things, prohibits the adulteration and misbranding of drugs and biological products;

•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payors, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and
•the EU GDPR and/or the UK GDPR (together, GDPR) and other EU Member State or English data protection legislation, which require data controllers and processors to (i) implement administrative, physical, technical, and organizational safeguards to protect personal information; (ii) establish an appropriate and valid legal basis for processing personal information (iii) comply with accountability transparency requirements regarding the processing of personal information, which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing ; (iv) comply with data protection rights of data subjects including a right of access to and rectification of personal information, a right to obtain restriction of processing or to object to processing of personal information, a right to ask for a copy of personal information to be provided to a third party in a useable format and erasing personal information in certain circumstances; (v) report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72 hours, where feasible); (vi) obtain explicit consent for collection of sensitive personal information such as health data; and (vii) consider data protection as any new products or services are developed and to limit the amount of personal information processed. In addition, the GDPR prohibits the international transfer of personal information outside of the EU and/or the UK including to the U.S., unless made to a country deemed to have adequate data privacy laws by the European Commission and/or the UK or a data transfer mechanism in accordance with the GDPR (as applicable) has been put in place.
Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws.
If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply, we may be subject to penalties, including significant civil, criminal and administrative penalties, damages, disgorgement, fines, sanctions, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, corporate integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
The UK Medicines and Healthcare products Regulatory Agency (MHRA) has published detailed guidance for industry and organizations to follow from January 1, 2021 until the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time. The regulatory framework for medicines that existed before the end of the transition period has effectively been preserved in UK domestic legislation as ‘retained EU law’ which has prevented substantial divergence to the regulation of medicines. However, some changes to the UK legislation have been immediately necessary, including the implementation of the Northern Ireland Protocol (NIP), pursuant to which, the EU pharmaceutical legal framework acquis continues to apply in Northern Ireland (subject to periodic consent of the Northern Ireland Legislative Assembly), and only products compliant with EU law can be placed in the Northern Ireland market - adding an extra layer of regulatory complexity. As companies now need to comply with a separate UK regulatory legal framework in order to commercialize medicinal products in Great Britain (namely, England, Wales and Scotland, as EU law continues to apply in Northern Ireland). Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.
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
The use or misuse of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•impairment of our business reputation;
•initiation of investigations by regulators;
•withdrawal of clinical trial participants;
•costs due to related litigation;
•distraction of management’s attention from our primary business;
•substantial monetary awards to patients or other claimants;

•the inability to commercialize our product candidates;
•product recalls, withdrawals or labeling, marketing or promotional restrictions; and
•decreased demand for our product candidates, if approved for commercial sale.
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
Earthquakes, health epidemics or other natural disasters could severely disrupt our operations and have a material adverse effect on our business. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, in December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China. Since certain starting materials of certain of our products obtained from third-party chemical suppliers are manufactured in China and Japan, an outbreak of communicable diseases in the region, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected, could adversely affect our business, financial condition or results of operations by limiting our ability to manufacture product within or outside for example China, Japan, Italy, Canada, and the United States, forcing temporary closure of facilities that we rely upon or increasing the costs associated with obtaining starting materials and then clinical supplies of our product candidates. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In addition, our corporate headquarters is located in the San Francisco Bay Area, which has in the past experienced severe earthquakes, other natural disasters, and an outbreak of COVID-19. We do not carry earthquake insurance. We have limited disaster recovery and business continuity plans in place currently and our business would be impaired in the event of a serious disaster or similar event. We may incur substantial expenses to develop and implement any disaster recovery and business continuity plans, which could have a material adverse effect on our business.
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
Further, the FDA and EMA may continue to suspend, prioritize or delay certain foreign inspections, and if there continues to be a suspension or delay in inspections, our product application reviews and potential approvals could be impacted or delayed. In response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. In May 2021, the FDA updated its guidance, first published in August 2020, clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” In November 2021, FDA provided an update to the May 2021 “Resiliency Roadmap for FDA Inspectional Oversight” noting completion of “mission critical” work over the previous year. In the update, FDA noted that it “is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health impact.” Further, ongoing surges in COVID-19 case numbers with the emergence of new variants (e.g., the Omicron BA5 sub-variant in spring 2022) have contributed to interruptions in FDA’s surveillance capabilities. In light of high positivity rates and hospitalizations, FDA made temporary changes in late 2021, including temporarily postponing certain inspection activities from December 29, 2021 to January 19, 2022. On February 2, 2022, FDA announced that it would resume domestic surveillance inspections across all product areas on February 7, 2022. We cannot predict whether, and when, FDA will decide to pause or resume inspections due to the COVID-19 pandemic.
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
The market price of our common stock has been and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:
•results or delays in preclinical studies or clinical trials;
•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•unanticipated serious safety concerns related to the use of any of our product candidates;
•reports of adverse events in other gene therapy products or clinical trials of such products;
•inability to obtain additional funding;
•any delay in filing an IND, NDA, BLA, or MAA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND, NDA, or BLA (or the EMA’s review of that MAA);
•our ability to obtain regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•failure of any of our product candidates, if approved, to achieve commercial success;
•failure to obtain Orphan Drug designation;
•failure to maintain Orphan Drug designation;
•failure to maintain our existing third-party license and supply agreements;
•failure by our licensors to prosecute, maintain, or enforce our intellectual property rights;
•changes in laws or regulations applicable to our product candidates;
•any inability to obtain adequate supply of our product candidates or the inability to do so at acceptable prices;
•adverse regulatory authority decisions;
•introduction of new products, services, or technologies by our competitors;
•failure to meet or exceed financial and development projections we may provide to the public;
•failure to meet or exceed the financial and development projections of the investment community;
•the perception of the pharmaceutical industry by the public, legislatures, regulators, and the investment community;
•announcements of significant acquisitions, strategic partnerships, joint ventures, or capital commitments by us or our competitors;
•disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;

•additions or departures of key personnel;
•significant lawsuits, including patent or stockholder litigation;
•if securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding our business and stock;
•changes in the market valuations of similar companies;
•general market or macroeconomic conditions;
•sales of our common stock by us or our stockholders in the future;
•trading volume of our common stock;
•announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;
•adverse publicity relating to the hepatitis market generally, including with respect to other products and potential products in such markets;
•the introduction of technological innovations or new therapies that compete with potential products of ours;
•changes in the structure of health care payment systems; and
•period-to-period fluctuations in our financial results.
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
None.

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

10.1
Loan and Security Agreement, dated June 1, 2022, among Eiger BioPharmaceuticals, Inc., its domestic subsidiaries and Innovatus Life Sciences Lending Fund I, LP, as collateral agent and lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, originally filed with the SEC on June 7, 2022).

10.2
Common Stock Purchase Agreement, dated June 1, 2022, among Eiger BioPharmaceuticals, Inc., Innovatus Life Sciences Lending Fund I, LP, Innovatus Life Sciences Offshore Fund I-A, LP, Innovatus Flagship Fund I, LP, and Innovatus Flagship Offshore Fund I, LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, originally filed with the SEC on June 7, 2022).

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

101.INS**	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.
__________________________
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

Eiger BioPharmaceuticals, Inc.

Date: August 4, 2022	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: August 4, 2022	By:	/s/ Sriram Ryali
Sriram Ryali
Chief Financial Officer
(Principal Financial Officer)