Form 10-Q
period 2022-09-30
Eiger BioPharmaceuticals, Inc.
filed 2022-11-03
CIK 1305253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 44,074,284.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,308	$22,221
Short-term debt securities	94,736	66,594
Accounts receivable, net	2,458	2,576
Inventories	2,817	2,612
Prepaid expenses and other current assets	15,970	9,361
Total current assets	142,289	103,364
Long-term debt securities	—	17,262
Property and equipment, net	511	613
Operating lease right-of-use assets	246	653
Other assets	698	4,510
Total assets	$143,744	$126,402
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,497	$7,765
Accrued liabilities	15,345	13,699
Current portion of operating lease liabilities	277	628
Debt, current portion	—	7,809
Total current liabilities	26,119	29,901
Debt, net of current portion	39,315	23,986
Operating lease liabilities	2	116
Total liabilities	65,436	54,003
Stockholders’ equity:
Common stock	44	35
Additional paid-in capital	490,939	412,930
Accumulated other comprehensive loss	(620)	(149)
Accumulated deficit	(412,055)	(340,417)
Total stockholders’ equity	78,308	72,399
Total liabilities and stockholders’ equity	$143,744	$126,402
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenue, net	$4,024	$3,039	$10,038	$8,782
Other revenue	—	—	750	—
Total revenue	4,024	3,039	10,788	8,782
Costs and operating expenses:
Cost of sales	1,231	318	1,492	641
Research and development	22,198	18,106	56,761	46,250
Selling, general and administrative	6,964	6,466	20,804	17,916
Total costs and operating expenses	30,393	24,890	79,057	64,807
Loss from operations	(26,369)	(21,851)	(68,269)	(56,025)
Interest expense	(1,092)	(894)	(2,912)	(2,659)
Interest income	347	35	613	119
Other (expense) income, net	3	503	(1,044)	46,462
Loss before provision for income taxes	(27,111)	(22,207)	(71,612)	(12,103)
Provision for income taxes	—	16	26	46
Net loss	$(27,111)	$(22,223)	$(71,638)	$(12,149)
Net loss per common share:
Basic and diluted	$(0.62)	$(0.65)	$(1.76)	$(0.36)
Weighted-average common shares outstanding:
Basic and diluted	44,010,553	33,946,559	40,806,581	33,922,080
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(27,111)	$(22,223)	$(71,638)	$(12,149)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale debt securities, net	141	7	(471)	9
Comprehensive loss	$(26,970)	$(22,216)	$(72,109)	$(12,140)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	34,568,821	$35	$412,930	$(149)	$(340,417)	$72,399
Issuance of common stock upon offering at-the-market, net of $1,288 of commissions	5,841,786	6	45,604	—	—	45,610
Issuance of common stock upon exercise of stock options	15,995	—	144	—	—	144
Vesting of common stock issued under Product Development Agreement	—	—	19	—	—	19
Issuance of common stock upon ESPP purchase	18,130	—	64	—	—	64
Issuance of common stock upon release of restricted stock units	85,106	—	—	—	—	—
Stock-based compensation expense	—	—	2,047	—	—	2,047
Unrealized loss on available-for-sale debt securities, net	—	—	—	(373)	—	(373)
Net loss	—	—	—	—	(22,643)	(22,643)
Balance at March 31, 2022	40,529,838	41	460,808	(522)	(363,060)	97,267
Issuance of common stock upon offering at-the-market, net of $716 of commissions and issuance costs	2,686,288	2	20,562	—	—	20,564
Issuance of common stock to lender	749,053	1	4,999	—	—	5,000
Issuance of common stock upon exercise of stock options	1,604	—	9	—	—	9
Stock-based compensation expense	—	—	2,208	—	—	2,208
Unrealized loss on available-for-sale debt securities, net	—	—	—	(239)	—	(239)
Net loss	—	—	—	—	(21,884)	(21,884)
Balance at June 30, 2022	43,966,783	44	488,586	(761)	(384,944)	102,925
Issuance of common stock upon exercise of stock options	3,512	—	27	—	—	27
Issuance of common stock upon ESPP purchase	29,985	—	104	—	—	104
Issuance of common stock upon release of restricted stock units	47,748	—	—	—	—	—
Stock-based compensation expense	—	—	2,222	—	—	2,222
Unrealized gain on available-for-sale debt securities, net	—	—	—	141	—	141
Net loss	—	—	—	—	(27,111)	(27,111)
Balance at September 30, 2022	44,048,028	$44	$490,939	$(620)	$(412,055)	$78,308
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	33,878,486	$34	$401,509	$(8)	$(306,500)	$95,035
Issuance of common stock upon exercise of stock options	19,150	—	166	—	—	166
Vesting of common stock issued under Product Development Agreement	—	—	53	—	—	53
Issuance of common stock upon ESPP purchase	19,928	—	136	—	—	136
Issuance of common stock upon release of restricted stock units	33,750	—	—	—	—	—
Stock-based compensation expense	—	—	1,549	—	—	1,549
Unrealized gain on available-for-sale debt securities, net	—	—	—	3	—	3
Net income	—	—	—	—	29,248	29,248
Balance at March 31, 2021	33,951,314	34	403,413	(5)	(277,252)	126,190
Vesting of common stock issued under Product Development Agreement	—	—	52	—	—	52
Stock-based compensation expense	—	—	2,058	—	—	2,058
Unrealized loss on available-for-sale debt securities, net	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(19,174)	(19,174)
Balance at June 30, 2021	33,951,314	34	405,523	(6)	(296,426)	109,125
Vesting of common stock issued under Product Development Agreement	—	—	62	—	—	62
Issuance of common stock upon release of restricted stock units	6,795	—	43	—	—	43
Issuance of common stock upon ESPP purchase	17,691	—	121	—	—	121
Stock-based compensation expense	—	—	2,330	—	—	2,330
Unrealized gain on available-for-sale debt securities, net	—	—	—	7	—	7
Net income	—	—	—	—	(22,223)	(22,223)
Balance at September 30, 2021	33,975,800	$34	$408,079	$1	$(318,649)	$89,465
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(71,638)	$(12,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of priority review voucher	—	(46,493)
Income related to asset purchase agreement	—	(281)
Depreciation and amortization	219	203
Inventory write down	1,043	—
Amortization of debt securities premiums and discounts	698	658
Loss on extinguishment of debt	1,144	—
Non-cash interest expense	867	577
Amortization of operating lease right-of-use assets	407	399
Common stock issued under Product Development Agreement	19	167
Stock-based compensation	6,477	5,937
Change in operating assets and liabilities:
Accounts receivable	118	(2,762)
Inventories	(892)	(2,528)
Prepaid expenses and other current assets	(2,181)	493
Other assets	(616)	(837)
Accounts payable	2,722	2,218
Accrued liabilities	1,315	257
Operating lease liabilities	(465)	(436)
Net cash used in operating activities	(60,763)	(54,577)
Investing activities
Purchase of debt securities available-for-sale	(55,538)	(71,447)
Proceeds from maturities of debt securities available-for-sale	43,489	99,630
Proceeds related to asset purchase agreement	—	281
Proceeds from sale of priority review voucher	—	95,000
Payments related to priority review voucher	—	(48,507)
Purchase of property and equipment	(116)	(92)
Net cash (used in) provided by investing activities	(12,165)	74,865
Financing activities
Issuance of common stock upon offering at-the-market, net of commissions	66,402	—
Proceeds from issuance of common stock to lender	5,000	—
Proceeds from debt	39,840	—
Repayment of debt	(33,277)	—
Proceeds from issuance of common stock upon stock option exercises	180	209
Proceeds from issuance of common stock upon ESPP purchase	168	277
Payment of debt issuance costs	(1,054)	(175)
Common stock offering costs	(244)	(208)
Net cash provided by financing activities	77,015	103
Net increase in cash and cash equivalents	4,087	20,391
Cash and cash equivalents at beginning of period	22,221	28,864
Cash and cash equivalents at end of period	$26,308	$49,255

Supplemental disclosure of cash flow information:
Interest paid	$2,038	$2,082
Income taxes paid	$43	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1.    Description of Business
Eiger BioPharmaceuticals, Inc. (the Company or Eiger) was incorporated in the State of Delaware on November 6, 2008. Eiger is a commercial-stage biopharmaceutical company focused on the development of innovative therapies for hepatitis delta virus (HDV), the most severe form of viral hepatitis, and other serious diseases. All five of the Company’s rare disease programs have been granted Breakthrough Therapy Designation by the U.S. Food and Drug Administration (FDA).
The Eiger HDV platform includes two first-in-class therapies in Phase 3 that target critical host processes involved in viral replication. Lonafarnib is a first-in-class, oral farnesylation inhibitor and peginterferon lambda is a first-in-class, type III, interferon.
The FDA approved the Company’s first commercial product, Zokinvy® (lonafarnib), to reduce risk of mortality of Hutchinson-Gilford progeria syndrome (HGPS) and for treatment of processing-deficient progeroid laminopathies (PL), collectively known as progeria, with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, on November 20, 2020. The Company announced that the European Commission approved its Marketing Authorization Application (MAA) for Zokinvy, under exceptional circumstances procedure on July 20, 2022.
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
Liquidity
As of September 30, 2022, the Company had $121.0 million of cash, cash equivalents and short-term securities, comprised of $26.3 million of cash and cash equivalents and $94.7 million of short-term debt securities available-for-sale. The Company had an accumulated deficit of $412.1 million and negative cash flows from operating activities as of September 30, 2022. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and until it does, the Company will need to continue to raise additional capital.
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
The Company had no allowance as of September 30, 2022 and December 31, 2021. The Company had no bad debt expense for the three and nine months ended September 30, 2022 and 2021.
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
The Company wrote-down $1.0 million of inventories for the nine months ended September 30, 2022. There were no write-downs in prior periods.
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
In June 2021, the French National Agency for Medicines and Health Products Safety (ANSM) granted Zokinvy (lonafarnib) a Temporary Authorizations for Use (Autorisation Temporaire d'Utilisation or ATU) for an early access program for a term of one year. The Company has received an extension of the ATU program and expects the program to continue until commercial reimbursement of Zokinvy is approved in France. In the context of this program, the Company sells product to a distributor who in turn ships product to pharmacies after receiving requests from physicians for patients in France. In November 2021, the Company began distributing and recognizing revenue from sales of Zokinvy (lonafarnib) through a reimbursed early access program in France. There was no revenue from sale of product under the ATU program for the nine months ended September 30, 2022.
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
Recent Accounting Pronouncements
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
3.    Fair Value Measurements
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of September 30, 2022 and December 31, 2021, the carrying amount of accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimated fair value due to their relatively short maturities. Management believes the terms of its long-term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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
The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s debt securities consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of September 30, 2022 and December 31, 2021.
There were no transfers into or out of Level 3 of the fair value hierarchy during the periods presented.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$13,121	$—	$—	$13,121
Corporate debt securities	—	40,088	—	40,088
Commercial paper	—	10,874	—	10,874
U.S. government bonds	—	43,774	—	43,774
Total	$13,121	$94,736	$—	$107,857

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$13,520	$—	$—	$13,520
Corporate debt securities	—	41,511	—	41,511
U.S. government bonds	—	42,345	—	42,345
Total	$13,520	$83,856	$—	$97,376
There were no financial liabilities as of September 30, 2022 and December 31, 2021.

The following tables summarize the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses (in thousands):

	September 30, 2022
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$13,121	$—	$—	$13,121
Total cash equivalents	$13,121	$—	$—	$13,121
Debt securities:
Corporate debt securities	$40,398	$—	$(310)	$40,088
Commercial paper	10,874	—	—	10,874
U.S. government bonds	44,084	—	(310)	43,774
Total debt securities	$95,356	$—	$(620)	$94,736
Classified as:
Cash equivalents				$13,121
Short-term debt securities				94,736
				$107,857

	December 31, 2021
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$13,520	$—	$—	$13,520
Total cash equivalents	$13,520	$—	$—	$13,520
Debt securities:
Corporate debt securities	$41,576	$—	$(65)	$41,511
U.S. government bonds	42,429	—	(84)	42,345
Total debt securities	$84,005	$—	$(149)	$83,856
Classified as:
Cash equivalents				$13,520
Short-term debt securities				66,594
Long-term debt securities				17,262
				$97,376
The Company periodically reviews the available-for-sale securities for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the nine months ended September 30, 2022, the Company did not recognize any other-than-temporary impairment losses. The unrealized losses of $0.6 million as of September 30, 2022 include debt securities with unrealized losses of $0.1 million that have been in the loss position for more than 12 months. However, the Company is planning to hold these securities until maturity and expects to recover the amortized cost basis.

4.    Balance Sheet Components
Inventories
Inventories consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$1,704	$1,056
Work-in-progress	1,009	1,468
Finished goods	104	88
Total inventories	$2,817	$2,612
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid contract manufacturing costs	$5,083	$3,695
Short term deposits	4,630	54
Prepaid research costs	3,103	3,253
Prepaid insurance	876	631
Prepaid marketing	484	469
Other	1,794	1,259
Total prepaid expenses and other current assets	$15,970	$9,361
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Contract manufacturing costs	$4,453	$3,288
Contract research costs	4,098	4,760
Compensation and related benefits	3,530	3,131
Product revenue reserves	2,035	1,846
Other	1,229	674
Total accrued liabilities	$15,345	$13,699
5.    Bristol-Meyers Squibb License Agreement
On April 20, 2016, the Company and Bristol-Myers Squibb Company (BMS) entered into a License Agreement (the BMS License Agreement) and a Common Stock Purchase Agreement (the BMS Purchase Agreement).
Under the BMS License Agreement, BMS granted the Company an exclusive, worldwide, license to research, develop, manufacture, and sell products containing PEG-interferon Lambda-1a (peginterferon lambda or the Licensed Product) for all therapeutic and diagnostic uses in humans and animals. The Company is responsible for the development and commercialization of the Licensed Product at its sole cost and expense. The Company paid BMS $2.0 million and issued 157,587 shares of its common stock at an aggregate fair value of $3.2 million in April 2016. The BMS License Agreement also includes development and regulatory milestone payments totaling $61.0 million and commercial sales milestones of up to $128.0 million. The Company is obligated to pay BMS annual net sales royalties in the range of mid-single to mid-teens, depending on net sales levels. In fourth quarter of 2020, the Company recorded in research and development expense a $3.0 million milestone, triggered on successful demonstration of proof of concept, as defined by the BMS License Agreement, in a Phase 2 clinical trial. In March 2022, the Company recorded a $5.0 million milestone expense in research and development, which was related to the initiation of a Phase 3 clinical trial, as defined under the BMS License Agreement.
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
In connection with the issuance of the Innovatus Loan, the Company recorded a debt discount of $0.2 million and capitalized debt issuance costs of $1.0 million. The discount and issuance costs will be amortized over the life of the loan. Interest expense for the Innovatus Loan for the three and nine months ended September 30, 2022 was $1.1 million and $1.4 million, respectively, and is inclusive of non-cash amortization of the debt discount and debt issuance costs and accretion of final payment. The carrying value of the Innovatus Loan at September 30, 2022 was $39.3 million. The carrying amount of the Innovatus Loan approximates fair value given its recent issuance. The effective interest rate for the Innovatus Loan was 11.59% as of September 30, 2022.
Additionally, in connection with entering into the Innovatus Loan, the Company entered into a Stock Purchase Agreement with Innovatus for the sale of common stock with an aggregate value of $5.0 million. On June 1, 2022, the Company issued 749,053 shares of common stock to Innovatus at a per share purchase price of $6.6751, the preceding five-day volume weighted average price per share.
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
On February 23, 2021, the Company entered into the fifth amendment to the Oxford Loan. The amendment extended the interest only period by 17 months until September 1, 2022, followed by 19 equal monthly payments of principal and interest. The Company paid an amendment fee of $0.2 million to the lender on the effective date of the fifth amendment, which was recorded as an additional debt discount and was being amortized over the remaining term of the Amended Oxford Loan. Interest expense for the Oxford Loan for the nine months ended September 30, 2022 was $1.5 million.
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

The Company accounts for the amortization of the debt discount utilizing the effective interest method. Debt and unamortized discount balances are as follows (in thousands):

	September 30, 2022	December 31, 2021
Face value of debt	$40,302	$30,000
Exit fee	2,600	3,277
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(3,587)	(1,482)
Total debt, net	39,315	31,795
Less: current portion of debt	—	(7,809)
Debt, net	$39,315	$23,986
8.    Stock-Based Compensation
During the second quarter of 2021, the Company approved the 2021 Inducement Plan to reserve 850,000 shares of its common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of September 30, 2022, there were 380,000 shares remaining available to be issued under the 2021 Inducement Plan.
The following table summarizes stock option activity, including restricted stock units (RSUs) and performance stock units (PSUs) available for grant activity, under the Company’s stock-based compensation plans during the nine months ended September 30, 2022 (in thousands, except option and share data):

	Shares Available for Grants	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,327,645	5,262,185	$10.24	7.25	$530
Additional options authorized	1,728,441
Granted	(1,987,100)	1,987,100	$5.80
Restricted stock units granted	(298,150)	—
Performance stock units granted	(30,000)	—
Exercised		(21,111)	$8.50
Forfeited	351,495	(351,495)	$9.74
Restricted stock units forfeited	64,940	—
Outstanding as of September 30, 2022	1,157,271	6,876,679	$8.99	7.22	$5,877
Vested and exercisable as of September 30, 2022		3,724,985	$10.54	5.78	$2,148
During the three and nine months ended September 30, 2022, the weighted-average grant date fair value of options granted were $5.46 and $3.68 per share, respectively. During the three and nine months ended September 30, 2021, the weighted-average grant date fair value of options granted were $4.65 and $6.78 per share, respectively.

The Company records stock-based compensation of stock options granted by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizes the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	5.77-6.08	5.77-6.08	5.27-6.08	5.27-6.08
Volatility	71.44%-73.08%	70.72%-71.62%	68.71%-73.08%	70.72%-100.87%
Risk free interest rate	2.70%-4.02%	0.89%-1.15%	1.76%-4.02%	0.62%-1.16%
Dividend yield	—	—	—	—
Restricted Stock Units and Performance Stock Units
In the first quarter of 2020, the Company revised its non-employee director compensation policy to approve the granting of RSUs in accordance with the Restated 2013 Equity Incentive Plan (the Restated 2013 Plan). Each eligible director who has served for at least six months during the prior calendar year and continues to serve as a non-employee member of the board of Directors (the Board) is granted RSUs. Each eligible director who has served on the Board for less than six months during the prior calendar year and who continues to serve as a non-employee member of the Board, is granted RSUs which are pro-rated for the period served during the prior calendar year.
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
The PSUs are also available for grant pursuant to the Restated 2013 Plan. Each PSU, which is a stock award, is earned through the achievement of performance-based metrics over a defined performance period. The length of the defined performance period, the performance-based metric to be achieved during the defined performance period, and the measure of whether and to what degree such performance-based metric has been achieved will be conclusively determined by the compensation committee of the Company’s Board, in its sole discretion. The estimated fair value of equity awards that contain performance conditions is expensed over the term of the award once the Company has determined that it is probable that performance conditions will be satisfied. During the three and nine months ended September 30, 2021, the Company granted 240,000 PSUs with a weighted-average grant date fair value of $8.15 per share. During the nine months ended September 30, 2022, the Company granted 30,000 PSUs, with a weighted-average grant date fair value of $6.87 per share. There were no PSUs granted during the three months ended September 30, 2022. As of September 30, 2022, no PSUs have vested as the performance-based metrics of the PSUs have not yet been achieved.
There were no RSUs granted during the three months ended September 30, 2022. During the three months ended September 30, 2021, the Company granted 168,000 RSUs, with a weighted-average grant date fair value of $8.15 per share. During the nine months ended September 30, 2022 and 2021, the Company granted 298,150 and 371,500 RSUs, respectively, with a weighted-average grant date fair value of $5.22 and $9.16 per share, respectively.
In relation to the RSUs granted, the Company recognized $0.5 million and $0.4 million in stock-based compensation expense for the three months ended September 30, 2022 and 2021, respectively, and $1.4 million and $0.7 million in stock-based compensation expense for the nine months ended September 30, 2022 and 2021, respectively, which were included in selling, general and administrative expenses. As of September 30, 2022, the total unrecognized compensation expense related to unvested RSUs and PSUs was $4.1 million, which the Company expects to recognize over an estimated weighted-average period of 2.30 years.

The following table summarizes RSU and PSU activity and weighted average grant date fair value for the nine months ended September 30, 2022:

	Shares	Weighted- Average Grant Date Fair Value
Unvested shares as of December 31, 2021	623,000	$8.63
Granted	328,150	$5.37
Vested	(132,854)	$9.40
Forfeited	(64,940)	$7.95
Unvested shares as of September 30, 2022	753,356	$7.13
Stock-Based Compensation Expense
Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$856	$686	$2,301	$1,627
Selling, general and administrative	1,366	1,644	4,176	4,310
Total	$2,222	$2,330	$6,477	$5,937
As of September 30, 2022, the total unrecognized compensation expense related to unvested options was $13.7 million, which the Company expects to recognize over an estimated weighted average period of 2.8 years.
9.    Income Taxes
The Company’s provision for income taxes was approximately $0 and $26,000 for the three and nine months ended September 30, 2022, respectively, with an effective tax rate of (0.04)% for the nine months ended September 30, 2022. The Company's provision for income taxes was approximately $16,000 and $46,000 for the three and nine months ended September 30, 2021, with an effective tax rate of (0.3)% for the nine months ended September 30, 2021. The effective tax rate in each period differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company’s deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The tax expense recorded for the nine months ended September 30, 2022 relates to state taxes.
10.    Commitments and Contingencies
Lease Agreements
In October 2017, the Company entered into a non-cancelable operating facility lease agreement for 8,029 square feet of office space located at 2155 Park Blvd. in Palo Alto, California. The lease commenced on March 1, 2018 and expires in February 2023. The lease has a three-year renewal option prior to expiration; and the Company is evaluating its plans and is not yet reasonably assured to exercise this option. The lease includes rent escalation clauses throughout the lease term. In October 2017, the Company provided a security deposit of $0.3 million. The Company also has additional operating leases that are included in its lease accounting but are not considered significant for disclosure.

The maturities of the Company’s operating lease liabilities as of September 30, 2022 were as follows (in thousands):

Undiscounted lease payments	September 30, 2022
Remaining in 2022	$167
2023	115
2024	1
2025	1
Total undiscounted payments	284
Less: imputed interest	5
Present value of future lease payments	279
Less: current portion of operating lease liabilities	277
Operating lease liabilities	$2
Rent expense recognized for the Company’s operating leases was $0.1 million for the three months ended September 30, 2022 and 2021, and $0.4 million for the nine months ended September 30, 2022 and 2021. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for the operating leases were $23,000 for the three months ended September 30, 2022 and 2021 and $0.1 million for the nine months ended September 30, 2022 and 2021.
The operating cash outflows for the operating lease liabilities were $0.5 million for the nine months ended September 30, 2022 and 2021. As of September 30, 2022 and December 31, 2021, the weighted-average remaining lease terms were 0.5 years and 1.2 years, and weighted-average discount rates were 9.15% and 9.15%, respectively.
11.    Net Loss Per Share
Basic net loss per share of common stock is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Since the Company was in a loss position for the three months ended September 30, 2022 and 2021, and nine months ended September 30, 2022 and 2021, diluted net loss per share is the same as basic net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method.
The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	6,876,679	5,378,092	6,876,679	5,378,092
Restricted stock units (unvested)	753,356	627,088	753,356	627,088
ESPP	85,110	36,431	85,110	37,409
Total	7,715,145	6,041,611	7,715,145	6,042,589

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
Overview
We are a commercial-stage biopharmaceutical company focused on the development of innovative therapies for hepatitis delta virus (HDV) and other serious diseases. All five of our rare disease programs have FDA Breakthrough Therapy Designation.
Our HDV platform includes two first-in-class therapies in Phase 3 that target critical host processes involved in viral replication. Lonafarnib is a first-in-class, oral farnesylation inhibitor and peginterferon lambda is a first-in-class, type III, interferon.
D-LIVR is the pivotal Phase 3 study of lonafarnib boosted with ritonavir, alone or in combination with peginterferon alfa-2a, for HDV. The study completed enrollment of 407 patients, and we expect topline data by the end of 2022. LIMT-2 is the pivotal Phase 3 study of peginterferon lambda for HDV.
We are also developing avexitide, a first in class, well-characterized GLP-1 antagonist, as a targeted treatment for two metabolic diseases with high unmet medical needs and no approved therapies: congenital hyperinsulinism (HI) and post-bariatric hypoglycemia (PBH). Avexitide has completed Phase 2 for both indications, and we initiated Phase 3 for HI in 2022.
The FDA approved our first commercial product, Zokinvy (lonafarnib), to reduce risk of mortality of Hutchinson-Gilford progeria syndrome (HGPS) and for treatment of processing-deficient progeroid laminopathies (PL) with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, on November 20, 2020. Collectively known as progeria. these are ultra-rare and rapidly fatal genetic conditions of accelerated aging in children. On July 20, 2022, we announced that the European Commission (EC) granted Eiger a centralized marketing authorization (MA) under the exceptional circumstances procedure for Zokinvy for the treatment of HGPS and PL,ultra-rare and rapidly fatal genetic conditions of accelerated aging in children. The MA is subject to the EMA’s continued review on an annual basis of new efficacy and safety information which may become available. The EC's centralized MA is valid in all 27 EU member states plus Iceland, Liechtenstein, and Norway. Regulatory review is ongoing by the UK's Medicine and Healthcare products Regulatory Agency (MHRA) as part of the UK's European Commission Decision Reliance Procedure.
We commercially launched Zokinvy in the U.S. in January 2021 and started to record product revenue in first quarter 2021. We have historically incurred operating losses in each year since inception and we expect to incur losses for the foreseeable future. We had a net loss of $27.1 million and $22.2 million for the three months ended September 30, 2022 and 2021, respectively. We had a net loss of $71.6 million and $12.1 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $412.1 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.
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
Recent Developments
Update on Plans for Emergency Use Authorization (EUA) Application Following U.S. Food and Drug Administration (FDA) Feedback
On October 5, 2022, we announced that, following feedback from FDA, we will not submit an EUA application of peginterferon lambda for the treatment of patients with mild-to-moderate COVID-19.
Following our press release on September 6, 2022, in which we updated on the status of our planned EUA based on recent communications with the FDA, we submitted a pre-EUA meeting request to FDA as well as additional morbidity and mortality outcomes data and analyses from the investigator-sponsored TOGETHER study. This included further statistical modeling and efficacy analyses of the study's primary and secondary endpoints and long-term follow-up data that we believe continues to support the topline outcomes reported in March. In response, FDA denied the request for a pre-EUA meeting. Citing its concerns with the conduct of the TOGETHER study, FDA concluded that any authorization request based on these data is unlikely to meet the statutory criteria for issuance of an EUA in the current context of the pandemic.
FDA suggested that, given peginterferon lambda's mechanism of action and the ongoing need for improved COVID-19 therapeutics, we should consider requesting an end-of-Phase 2 meeting to discuss a company-sponsored pivotal trial that could support an eventual Biologics License Application (BLA), We are evaluating next steps for this program in the U.S., as well as ex-U.S. emergency use authorization pathways, and strategic options for the continued development of peginterferon lambda for COVID-19 and other respiratory viral infections.
Financial Operations Overview
Product Revenue, Net
Our product revenue, net consists of sales of Zokinvy® (lonafarnib) for progeria and processing deficient progeroid laminopathies in the United States and under a reimbursed early access program, or cohort ATU program, in France.
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
The largest component of our operating expenses has historically been the investment in clinical trials, including contract manufacturing arrangements, clinical trial material related costs and other research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product candidates:
Lonafarnib	$6,877	$9,276	$19,385	$24,609
Peginterferon lambda	6,964	5,379	17,359	12,292
Avexitide	3,254	507	6,976	1,303
Internal research and development costs	5,103	2,944	13,041	8,046
Total research and development expense	$22,198	$18,106	$56,761	$46,250
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
Other (expense) income, net
Other (expense) income, net primarily consists of the loss on extinguishment of debt recorded during the nine months ended September 30, 2022.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		$ Change	% Change
	2022	2021
Product revenue, net	$4,024	$3,039	$985	32%
Total revenue	4,024	3,039	985	32%
Costs and operating expenses:
Cost of sales	1,231	318	913	287%
Research and development	22,198	18,106	4,092	23%
Selling, general and administrative	6,964	6,466	498	8%
Total costs and operating expenses	30,393	24,890	5,503	22%
Loss from operations	(26,369)	(21,851)	(4,518)	21%
Interest expense	(1,092)	(894)	(198)	22%
Interest income	347	35	312	891%
Other (expense) income , net	3	503	(500)	(99)%
Loss before provision for income taxes	(27,111)	(22,207)	(4,904)	22%
Provision for income taxes	—	16	(16)	(100)%
Net loss	$(27,111)	$(22,223)	$(4,888)	22%
Product revenue, net
Product revenue, net increased by $1.0 million to $4.0 million for the three months ended September 30, 2022, from $3.0 million for the same period in 2021. The increase was primarily due to an increase in units shipped during the quarter.
Cost of sales
Cost of sales increased by $0.9 million to $1.2 million for the three months ended September 30, 2022, from $0.3 million for the same period in 2021. The increase was primarily due to a non-conforming batch of inventory that was written off during the three months ended September 30, 2022.
Research and development expenses
Research and development expenses increased by $4.1 million to $22.2 million for the three months ended September 30, 2022, from $18.1 million for the same period in 2021. The increase was primarily due to a $2.0 million increase in headcount related expenses, including stock-based compensation expense, a $2.0 million increase contract manufacturing expenditures related to timing of production of clinical materials across programs, a $0.3 million increase in clinical trial related expenses for avexitide and peginterferon lambda, and a $0.1 million increase in activities related to participation in scientific conferences. These increases were partially offset by a $0.5 million decrease in outside services, including consulting and advisory services, primarily associated with peginterferon lambda.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $0.5 million to $7.0 million for the three months ended September 30, 2022, from $6.5 million for the same period in 2021. The increase was primarily due to a $0.4 million increase in outside services, including consulting, advisory and accounting services and a $0.1 million increase in other operating expenses, all to support company growth.
Interest expenses
Interest expense increased by $0.2 million compared to the same period in 2021. The increase was primarily due to an increase in outstanding principle balance related to the Innovatus loan.

Interest income
Interest income increased by $0.3 million compared to the same period in 2021. The increase was primarily due to an increase in the balance of money market funds and available-for-sale securities along with an increase in rates.
Other (expense) income, net
Other (expense) income, net decreased by $0.5 million compared to the same period in 2021. The decrease was primarily due to the proceeds from a corporate insurance settlement during the three months ended September 30, 2021.
Provision for income taxes
Provision for income taxes decreased by $16,000 compared to the same period in 2021. The change was primarily due to a decrease in state taxes.
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021
Product revenue, net	$10,038	$8,782	$1,256	14%
Other revenue	750	—	750	*
Total revenue	10,788	8,782	2,006	23%
Costs and operating expenses:
Cost of sales	1,492	641	851	133%
Research and development	56,761	46,250	10,511	23%
Selling, general and administrative	20,804	17,916	2,888	16%
Total costs and operating expenses	79,057	64,807	14,250	22%
Loss from operations	(68,269)	(56,025)	(12,244)	22%
Interest expense	(2,912)	(2,659)	(253)	10%
Interest income	613	119	494	415%
Other (expense) income, net	(1,044)	46,462	(47,506)	(102)%
Loss before provision for income taxes	(71,612)	(12,103)	(59,509)	492%
Provision for income taxes	26	46	(20)	(43)%
Net loss	$(71,638)	$(12,149)	$(59,489)	490%
*Percentage not meaningful or not material.
Product revenue, net
Product revenue, net increased by $1.2 million to $10.0 million for the nine months ended September 30, 2022, from $8.8 million for the same period of 2021. The increase was primarily due to an increase in units shipped during the year.

Other Revenue
Other revenue of $0.8 million for the nine months ended September 30, 2022 reflects the upfront payment received from AnGes, Inc. under the terms of the MDA which was executed in May 2022.
Cost of sales
Cost of sales increased by $0.9 million to $1.5 million for the nine months ended September 30, 2022, from $0.6 million for the same period in 2021. The increase was primarily due to a non-conforming batch of inventory that was written off during the nine months ended September 30, 2022.
Research and development expenses
Research and development expenses increased by $10.5 million to $56.8 million for the nine months ended September 30, 2022, from $46.3 million for the same period in 2021. The increase was primarily due to a $5.0 million milestone related to the Phase 3 LIMT-2 study of peginterferon lambda for HDV under the BMS License Agreement, which occurred in March 2022, a $4.7 million increase in headcount related expenses, including stock-based compensation expense, a $2.3 million increase in clinical trial related expenses for peginterferon lambda and avexitide, and a $0.2 million increase in activities related to participation in scientific conferences. These increases were partially offset by a $1.0 million decrease in contract manufacturing expenditures related to timing of production of clinical materials across programs and a $0.7 million decrease in outside services, including, consulting and advisory services, primarily associated with peginterferon lambda.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $2.9 million to $20.8 million for the nine months ended September 30, 2022, from $17.9 million for the same period in 2021. The increase was primarily due to a $2.1 million increase in outside services, including consulting, advisory and accounting services, a $0.5 million increase in headcount related expenses, including stock-based compensation expense and a $0.3 million increase in other operating expenses, all to support company growth.
Interest expenses
Interest expense increased by $0.3 million compared to the same period in 2021. The increase was primarily due to an increase in outstanding principle balance related to the Innovatus loan.
Interest income
Interest income increased by $0.5 million compared to the same period in 2021. The increase was primarily due to an increase in the balance of money market funds and available-for-sale securities along with an increase in rates.
Other (expense) income, net
Other (expense) income, net changed by $47.5 million compared to the same period in 2021. The change was primarily due to $45.9 million net proceeds received from the sale of our rare pediatric disease priority review voucher to AbbVie Inc in 2021 and a $1.1 million loss on early extinguishment of the Oxford loan in 2022.
Provision for income taxes
Provision for income taxes decreased by $20,000 compared to the same period in 2021. The change was primarily due to the tax expense related to state taxes.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2022, we had $121.0 million of cash, cash equivalents and short-term debt securities, comprised of $26.3 million of cash and cash equivalents and $94.7 million of short-term debt securities available-for-sale, and an accumulated deficit of $412.1 million.

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
On March 25, 2022, we entered into a new Open Market Sale AgreementSM with Jefferies, pursuant to which we can sell up to a maximum of $50.0 million of our common stock in offerings that are deemed “at the market” offerings as defined in Rule 415 under the Securities Act, under Eiger’s effective shelf registration statement (the 2022 ATM Facility). In April 2022, we completed offerings from the 2022 ATM facility for a total of 2,686,288 shares of our common stock resulting in net proceeds of $20.8 million, after deducting commissions costs. No additional offerings were completed since April 2022. As of September 30, 2022, there was approximately $28.7 million remaining under the 2022 ATM Facility for future issuance.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(60,763)	$(54,577)
Net cash (used in) provided by investing activities	(12,165)	74,865
Net cash provided by financing activities	77,015	103
Net increase in cash and cash equivalents	$4,087	$20,391
Cash flows from operating activities
Cash used in operating activities for the nine months ended September 30, 2022 was $60.8 million, which primarily consisted of a net loss of $71.6 million, stock-based compensation expense of $6.5 million, loss on extinguishment of long-term debt of $1.1 million, inventory write down of $1.0 million, non-cash interest expense of $0.9 million, amortization of debt securities discount of $0.7 million, amortization of operating lease right-of-use assets of $0.4 million and depreciation and amortization of $0.2 million. Additionally, cash used in operating activities reflected changes in net operating assets due to an increase of $4.1 million in accounts payable and accrued liabilities primarily due to the timing of payments and a decrease of $0.1 million in accounts receivable partially offset by an increase of $2.2 million in prepaid expenses and other current assets, an increase of $0.9 million in inventories, an increase of $0.6 million in other assets, and a decrease of $0.5 million in operating lease liabilities.
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
Cash flows from investing activities
Cash used in investing activities for the nine months ended September 30, 2022 was $12.2 million, primarily consisting of $55.5 million of purchases of debt securities, which were partially offset by $43.5 million of proceeds from maturities of debt securities.
Cash provided by investing activities was $74.9 million for the nine months ended September 30, 2021, primarily consisting of $99.6 million of proceeds from maturities of debt securities, $46.5 million of net proceeds received from the sale of our priority review voucher, and $0.2 million of proceeds pursuant to our asset purchase agreement with Theragene, which were partially offset by $71.4 million of purchases of debt securities.
Cash flows from financing activities
Cash provided by financing activities for the nine months ended September 30, 2022 was $77.0 million, which primarily consisted of $66.4 million of proceeds net of commissions from the issuance of common stock under the 2020 and 2022

ATM Facilities, $39.8 million of proceeds from debt, $5.0 million of proceeds from issuance of common stock to lender, $0.3 million proceeds from issuance of common stock upon stock option exercises and ESPP purchases, which were partially offset by the $33.3 million repayment of debt, $1.1 million payment of debt issuance costs and $0.2 million of common stock offering costs.
Cash provided by financing activities for the nine months ended September 30, 2021 primarily consisted of $0.5 million of proceeds from the issuance of common stock upon stock option exercises and ESPP purchases, partially offset by $0.2 million payments for debt issuance costs and $0.2 million payments for deferred offering costs.
Contractual Obligations and Other Commitments
Our contractual obligations as of September 30, 2022 have not materially changed from what we presented in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 10, 2022, other than our outstanding debt balance as described above.
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
Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2022, the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Ability to develop peginterferon lambda for COVID-19 or file for a temporary use authorization with a foreign regulatory agency.
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
•Prior to the approval of our new drug application (NDA) for Zokinvy® (lonafarnib) to reduce the risk of mortality in progeria, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, we had not submitted an application for approval or obtained U.S. Food and Drug Administration (FDA) approval for any product. We may not be able to obtain FDA approval of any future NDA or Biologics License Application (BLA) for our product candidates, which would prohibit commercialization.

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
•The annual reassessment by the EMA of the risk-benefit balance for Zokinvy including information on the safe and effective use may not be positive, which could lead to a variation, suspension, revocation of our marketing authorization or requirement to fulfil additional specific obligations.
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
We are a commercial-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the three months ended September 30, 2022 and 2021, we reported a net loss of $27.1 million and $22.2 million, respectively. For the nine months ended September 30, 2022 and 2021, we reported a net loss of $71.6 million and $12.1 million, respectively. As of September 30, 2022, we had an accumulated deficit of $412.1 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.
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
We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including manufacturing of clinical supplies, conducting clinical studies and providing selling, general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and debt facilities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect losses to increase as we advance our clinical development programs in various clinical studies, particularly the D-LIVR pivotal study, to support the submission of an NDA for lonafarnib-based regimens for use in an HDV indication. We may need significant additional resources in order to aggressively move lonafarnib-based regimens forward successfully based on the discussions with the FDA. It may be several years, if ever, before we complete pivotal clinical studies and have additional product candidates approved for commercialization. We expect to invest significant funds into our clinical candidates to advance these compounds to potential regulatory approval.
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
•commercialize and provide expanded access to Zokinvy for the treatment of progeria
•identify and develop potential commercial opportunities, such as lonafarnib-based regimens, peginterferon lambda for HDV, and avexitide for HI and PBH;

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
We have one product approved for commercialization in the U.S. and EU for two ultra-rare diseases. Zokinvy to reduce the risk of mortality in HGPS, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, was approved by the FDA in November 2020 and launched commercially in the U.S. in January 2021, under the exceptional circumstances procedure and our MAA for Zokinvy was approved by the EC, based on a recommendation by the EMA, in July 2022. The MA is subject to the EMA’s continued review on an annual basis of new efficacy and safety information which may become available. Our ability to generate substantial revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to obtain the regulatory and marketing approvals necessary to commercialize Zokinvy in foreign jurisdictions and to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, more of our product candidates in the U.S. or foreign jurisdictions. We do not anticipate generating significant product revenue for the foreseeable future. Our ability to generate future product revenue depends heavily on our success in many areas, including but not limited to:
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
The Innovatus Loan provides for up to $75.0 million in term loans due on August 31, 2027, of which $40.3 million in principal is outstanding as of September 30, 2022. All of our current and future assets, secure our borrowings under the Innovatus Loan. The Innovatus Loan requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Innovatus Loan, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable. If we are unable to repay those amounts, the lenders under the Innovatus Loan could proceed against the collateral granted to them to secure that debt, and our inability to use or dispose of those assets would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty, restrict access to additional borrowings under the loan and security agreement, and accelerate the maturity of the debt. Any default under the Innovatus Loan would materially affect our liquidity and ability to fund our operations and complete our planned clinical trials and regulatory filings would be substantially impaired.
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

With respect to potential commercial products, we currently have three product candidates that are in Phase 3 clinical development, lonafarnib-based regimens for HDV, peginterferon lambda for HDV, and avexitide for HI development program. Avexitide for PBH has completed Phase 2 clinical trials. It may be years before our studies are completed, and new studies initiated, if at all.

We provide our geographically diverse clinical sites with good clinical practice protocols. We review and monitor the execution of our protocols at our various sites in an effort to understand those protocols are being followed. There can be no assurance that the data we develop for our product candidates in our planned indications will be sufficient or complete enough to obtain regulatory approval. Likewise, there can be no assurance that the data obtained from foreign clinical trial sites in studies not conducted under an investigational new drug application, or IND, will be accepted in support of an application for regulatory approval or authorization for use in the U.S. Similarly, data obtained from foreign clinical trial sites may not be accepted by other foreign regulatory authorities in support of an application for regulatory approval or authorization for use in these jurisdictions.
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
The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to lonafarnib-based regimens, peginterferon lambda, avexitide and any other product candidate that we may develop in the future are subject to extensive regulation in the United States. Prior to the approval of our NDA for Zokinvy to reduce the risk of mortality in HGPS, and for treatment of PL with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, we had not submitted an application for approval or obtained FDA approval for any product.
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
•the data collected from clinical studies of our product candidates may not be sufficient or complete or meet the regulatory requirements to support the submission of an NDA,BLA, or other submission or to obtain regulatory approval in the United States or foreign jurisdictions;
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
Our lonafarnib-based regimens and peginterferon lambda products for the treatment of HDV are in Phase 3 studies with endpoints intended to support accelerated approval. The primary endpoint for the D-LIVR study, the Phase 3 study of lonafarnib-based regimens, is a composite of a > 2 log reduction in HDV RNA and ALT normalization and is intended to support accelerated approval. The primary endpoint for the LIMT-2 study, the Phase 3 study of peginterferon lambda, is a durable virologic response (DVR), defined as HDV RNA below the limit of quantitation at 24 weeks post-treatment, and is intended to support accelerated approval for finite therapy. The study endpoints were previously achieved in Phase 2 studies and are consistent with FDA guidance on the development of treatments for HDV. While these proposed endpoints are designed to be consistent with FDA guidance, there is no assurance that approval will be granted on a timely basis, or at all. FDA may disagree that the design of, or results from, our studies support accelerated approval. Additionally, the FDA could require us to conduct further studies or trials prior to granting approval of any type, including by determining that approval through the Accelerated Approval Program is not appropriate and that our clinical trials may not be used to support approval through the conventional pathway. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. There also can be no assurance that after subsequent FDA feedback we will continue to pursue approval through the Accelerated Approval Program. A failure to obtain approval through the Accelerated Approval Program could result in a longer time period to obtain approval of our product candidates, could increase the cost of their development, could delay our ability to commercialize our products and could significantly harm our financial position and competitive position in the marketplace.
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
We may not be able to receive an Emergency Use Authorization (EUA) from FDA in the U.S., or similar temporary use authorization from foreign regulatory agencies. If we do receive an EUA or similar temporary use authorization, absent a full marketing authorization for that indication, our ability to sell our products would be revoked when the COVID-19 public health emergency terminates.
On October 5, 2022, we announced that, following feedback from FDA, we will not submit an EUA application for peginterferon lambda for the treatment of patients with mild-to moderate COVID-19. If we decide to submit a future application for an EUA we cannot predict whether FDA will grant an EUA . If we do not receive an EUA from FDA, we will not be able to commercialize future products and may be required to conduct additional clinical trials for an EUA. Obtaining such an authorization is dependent upon a number of factors, which are not under our control. Even if an EUA is received, we also cannot predict how long, if ever, an EUA would remain in place.
We do intend to pursue similar temporary use authorizations in non-U.S. jurisdictions.
Various regulatory pathways are available in jurisdictions outside the United States to make drugs available for emergency use. For example, regulatory authorities in certain European Union Member States may temporarily authorize the distribution of an unauthorized drug in response to the suspected or confirmed spread of pathogenic agents such as the virus which is causing COVID-19. Obtaining such a temporary authorization is dependent upon a number of factors, which are not under our control. If such authorizations would be granted, they would only apply for a limited period of time. We might thus no longer be authorized to distribute our drug under these authorizations if that time limit expired or the pandemic terminates.
The regulatory authorities in the European Union or in other jurisdictions outside the US may grant a conditional marketing authorization for medicinal products intended for the treatment of seriously debilitating or life-threatening diseases prior to the submission of comprehensive clinical data if that treatment is of major therapeutic advantage to the patients concerned or no other authorized treatment is available. In emergency situations, such a conditional marketing authorization may also be granted for these medicinal products where comprehensive pre-clinical or pharmaceutical data have not been supplied. These conditional marketing authorizations are subject to specific conditions (e.g., completing on-going studies or conducting new studies) which must be fulfilled within a timeline specified in the marketing authorization. These marketing authorizations are valid for a short period of time (e.g., one year) which can usually be renewed.
If we would apply for such a conditional marketing authorization the regulatory authority concerned may reject our application because it considers that the benefit-risk balance of our product is not favorable or it judges it unlikely that we would be able to provide comprehensive data. If we would obtain such a conditional marketing authorization we may not be able to complete (timely) the studies which the regulatory authority imposed as a condition for the marketing authorization or the data collected in the course of these studies may indicate that our drug does not have a favorable benefit-risk profile. As a result we may not be able to continue distributing our drug because the conditional marketing authorization has been revoked or not renewed, or the regulatory authority refused finally to grant a regular marketing authorization.
Regulatory authorities in the EU or other jurisdictions outside the EU may make a drug available for compassionate reasons to a group of patients with a chronically or seriously debilitating disease or whose disease is considered to be life-threatening, and who cannot be treated satisfactorily with an authorized medicinal product provided that the drug is subject of an application for marketing authorization or is undergoing clinical trials. If we would request a regulatory authority to make our drug available to patient under these conditions the regulatory authority may reject our request if, for example, it considers that the patients concerned can be treated satisfactorily with other products that are already authorized.

Programs which make drugs available under the conditions mentioned above are usually authorized for a limited period of time (e.g., one year) . Regulatory authorities may not renew expiring authorizations for these programs if we terminate prematurely a clinical trial with our drug or decide not to submit or to withdraw an application for marketing authorization in the jurisdiction concerned. That may, for example, happen because pharmacovigilance data or other data collected during our clinical trials indicate that our drug does not have the appropriate benefit-risk balance.
Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
Our lonafarnib product candidate has been studied in thousands of oncology patients, and the most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), weight loss, fatigue and rash. Use of Zokinvy to reduce the risk of mortality in HGPS, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, has been reported to cause ECG abnormalities, but these ECG abnormalities have not resulted in a risk of mortality for these patients. There is no guarantee that additional or more severe side effects or other properties will not be identified through ongoing clinical studies by other uses of lonafarnib for other indications or our own clinical trials. Our peginterferon lambda product candidate is well-characterized and has been studied in thousands of HBV and HCV patients, and the most common adverse events seen are moderate headache, pyrexia, fatigue, and myalgia. ALT flares that were seen result from vigorous antiviral immunological response to treatment, not due to direct hepatotoxicity. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies for other uses of peginterferon lambda. Undesirable side effects, other properties, and negative results for other indications may negatively impact the development and potential for approval of our product candidates for our proposed indications. For example, the ECG abnormalities seen with lonafarnib in HGPS and PL patients has the potential to impact the labeling for lonafarnib-based regimens for HDV. Our avexitide product candidate has been studied in 39 HI patients and 54 PBH patients, and the most common adverse events are injection site bruising, nausea, and headache. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies for other uses of avexitide in clinical trials.
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
We are subject to ongoing regulatory requirements related to the U.S. and European approvals of Zokinvy, and if we obtain additional regulatory approvals for a product candidate, we will be subject to additional ongoing regulatory requirements.
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
The facilities used by our contract manufacturers to manufacture our product candidates will be subject to pre-approval inspection by the FDA that will be conducted after we submit our marketing applications to the FDA or comparable foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or others, our future applications may not be approved by regulatory authorities, which would significantly delay our commercialization plans and increase our costs. We have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel, and in the past we have experienced quality control issues with product manufactured by our contract manufacturers. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.
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
We focus our product development principally on treatments for rare and ultra-rare diseases. Given the small number of patients who have the diseases that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidate. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. For example, although we believe that our lonafarnib-based regimens and peginterferon lambda data are supportive of antiviral activity against HDV, there can be no assurance that our clinical trials will successfully address this condition. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Moreover, we expect that the sales of Zokinvy to patients with progeria will have limited profits given the ultra-rare nature of these diseases.
We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies that may compete with our product candidates. For example, we have competitors both in the United States and internationally, including multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include Gilead Sciences, Merck, Roche, Holding AG, Actelion Pharmaceuticals US, Johnson & Johnson, Replicor, Arrowhead Pharmaceuticals, Novartis International, Zealand Pharmaceuticals, Xeris Pharmaceuticals, Rezolute, Hanmi Pharmaceutical, and Crinetics Pharmaceuticals as well as other smaller companies or biotechnology startups and large multinational pharmaceutical companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring, or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization, and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.
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
Congress is considering updates to the orphan drug provisions of the FDCA in response to a recent decision by the U.S. Court of Appeals for the 11th Circuit. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and would materially adversely affect our business, financial condition, results of operations, cash flows and prospects.
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
On July 20, 2022, we announced that the EC granted an MA under the exceptional circumstances procedure for Zokinvy to treat patients aged 12 months and older with HGPS and PL. The EC authorization follows the positive opinion granted by the CHMP in May 2022 which found that the risk-benefit balance for Zokinvy is favorable to recommend the granting of a MA although the rarity of the disease means that it was not possible to obtain complete information on Zokinvy during the assessment process. As a result, the MA was issued under the exceptional circumstances procedure and subject to the EMA’s continued review on an annual basis of new efficacy and safety information which may become available.
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
It is possible that the annual reassessment by the EMA of the risk-benefit balance including information on the safe and effective use for Zokinvy may not be positive. This could lead to the variation, suspension, revocation of our MA for Zokinvy in the EU, or lead to additional specific commitments or conditions being fulfilled.
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
Patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend the patent or data exclusivity terms of products. With respect to lonafarnib-based regimens, peginterferon lambda and avexitide, a substantial portion of the potential commercial opportunity will likely rely on patent term extensions, and we cannot provide any assurances that any such patent term extensions will be obtained and, if so, for how long. As a result, we may not be able to maintain exclusivity for our products for an extended period after regulatory approval, which would negatively impact our business and results of operations. If we do not have sufficient patent terms or regulatory exclusivity to protect our products, our business and results of operations will be adversely affected.
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
We currently have rights to the intellectual property, through licenses from third parties and under patents that we do not own, to develop and commercialize our product candidates. Because our programs may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to maintain in effect these proprietary rights. For example, we have certain specified diligence obligations under our license agreement for lonafarnib. We may not be able to achieve the required diligence milestones in a timely manner, which may result in the license agreement being terminated, and we may be unable to successfully negotiate an extension or waiver of those termination rights. Any termination of license agreements with third parties with respect to our product candidates would be expected to negatively impact our business prospects.
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
Innovative small molecule drugs may be eligible for certain periods of regulatory exclusivity. The FDCA, provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity (NCE). During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such product candidate where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing product candidate. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for product candidates containing the original active agent for other conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
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
As of September 30, 2022, we had 54 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
In June 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as “Brexit”). Thereafter, in March 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty and the UK formally left the EU on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remained applicable to the UK. This transition period ended on December 31, 2020. The EU-UK Trade and Cooperation Agreement (TCA) was agreed on December 24, 2020. The UK and EU agreed that the TCA would apply provisionally from January 1, 2021, the TCA was ratified on April 30, 2021 and came into force on May 1, 2021.
Since the regulatory framework in the UK covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the UK, as UK legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will fully impact regulatory requirements for product candidates and products in the UK in the long-term.
At present, the regulatory framework for medicines that existed before the end of the transition period has effectively been preserved in UK domestic legislation as ‘retained EU law’ which has prevented substantial divergence to the regulation of medicines so far. However, the UK Government has now introduced the Retained EU Law (Revocation and Reform) Bill 2022 which intends to end the “special status” of retained EU law under UK law. If enacted into law, this would facilitate departure from retained EU law, and may lead to greater regulatory divergence between the EU and UK in the future.
Some changes to the UK legislation have been immediately necessary, including the implementation of the Northern Ireland Protocol (NIP), pursuant to which, the EU pharmaceutical legal framework acquis continues to apply in Northern Ireland (subject to periodic consent of the Northern Ireland Legislative Assembly), and only products compliant with EU law can be placed in the Northern Ireland market - adding an extra layer of regulatory complexity (although certain limited and temporary exceptions have been agreed between the EU and UK). The future of the NIP remains uncertain as the UK government has introduced the ‘Northern Ireland Protocol Bill’ which if enacted into law would enable the Government to unilaterally disapply parts of the NIP which may lead to changes to the regulatory environment in Northern Ireland, and may trigger retaliatory measures against the UK by the.

Companies now need to comply with a separate UK regulatory legal framework in order to commercialize medicinal products in Great Britain (namely, England, Wales and Scotland, as EU law continues to apply in Northern Ireland). For instance, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of three years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required. The MHRA has also introduced new procedures aimed at accelerating regulatory approvals and time to market, including ‘rolling reviews’ and the Innovative Licensing and Access Pathway (ILAP) although eligibility requirements apply.
The TCA and the proposed Bills allow for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products.
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
We have conducted in the past and are currently conducting clinical trials in the United States, Canada, Australia, Turkey, Germany, Pakistan, New Zealand, Mongolia, Spain, France, Bulgaria, Romania, Taiwan, Sweden, Italy, Belgium, Switzerland, United Kingdom, Greece, Moldova, Ukraine, Russia, and Israel, and accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. Emerging regions, such as Eastern Europe, Latin America, Asia, and Africa, as well as more developed markets, such as the United Kingdom, France, Germany, and Australia, provide clinical study opportunities for us. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, both Turkey and Pakistan are key regions for clinical activity relating to Hepatitis Delta Virus, and further outbreaks of violence and political instability in the region could disrupt our clinical operations or otherwise limit our ability to access or conduct clinical studies in those regions. Certain countries have closed their borders due to COVID-19 preventing activation of clinical sites. Actions taken by the Russian Federation in Ukraine and surrounding areas have destabilized the region and caused the adoption of comprehensive sanctions by, among others, the EU, the United States and the UK, which restrict a wide range of trade and financial dealings with Russia and Russian persons, as well as certain regions in Ukraine, including by imposing stricter export controls, prohibiting dealings with major Russian banks and credit institutions, and prohibiting trade with the Donetsk, Luhansk, Kherson and Zaporizhzhia regions of Ukraine. In addition, clinical site initiation and patient enrollment may be delayed, and we may not be able to access sites for initiation, monitoring and data collection in regions affected by the Russian invasion of Ukraine, including due to the prioritization of hospital resources away from clinical trials or as a result of government imposed curfews, warfare, violence or other governmental action or events that restrict movement. Some patients may not be able to comply with clinical trial protocols if the conflict impedes patient movement or interrupts healthcare services. We could also experience disruptions in our supply chain or limits to our ability to obtain sufficient materials for our drug products in certain regions. D-LIVR is a global Phase 3 trial that has enrolled 407 patients across 116 clinical trial sites in 22 countries, including five sites in Ukraine. While we believe that the study is more than adequately powered to demonstrate statistical significance over placebo even if patients from Ukraine discontinue from the study, impacts related to the Russian invasion of Ukraine may have a material adverse effect on our ability to adequately conduct the D-LIVR trial in the region. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our operations and prospects.
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
Further, the FDA and EMA may continue to suspend, prioritize or delay certain foreign inspections, and if there continues to be a suspension or delay in inspections, our product application reviews and potential approvals could be impacted or delayed. In response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. In May 2021, the FDA updated its guidance, first published in August 2020, clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” In November 2021, FDA provided an update to the May 2021 “Resiliency Roadmap for FDA Inspectional Oversight” noting completion of “mission critical” work over the previous year. In the update, FDA noted that it “is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health impact.” Further, ongoing surges in COVID-19 case numbers with the emergence of new variants and sub-variants have contributed to interruptions in FDA’s surveillance capabilities. In light of high positivity rates and hospitalizations, FDA made temporary changes in late 2021, including temporarily postponing certain inspection activities from December 29, 2021 to January 19, 2022. On February 2, 2022, FDA announced that it would resume domestic surveillance inspections across all product areas on February 7, 2022. We cannot predict whether, and when, FDA will decide to pause or resume inspections due to the COVID-19 pandemic.
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
Our federal and state net operating loss (NOL) carry-forwards will begin to expire, if not utilized, beginning in 2030 for federal income tax purposes and 2028 for California state income tax purposes. These NOL carry-forwards could expire unused and be unavailable to offset future income tax liabilities. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), U.S. federal net operating loss carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but, in the case of tax years beginning after December 31, 2020, may only be used to offset 80% of taxable income annually. In addition, California has enacted A.B. 85 which imposed limits on the usability of California state net operating losses and certain tax credits in tax years beginning after 2019 and before 2023. Such limitations could result in the expiration of portions of our net operating loss and tax credit carryforwards before utilization. On February 9, 2022, Senate Bill No. 113 was signed into California law and reinstates the net operating loss deduction, and removes the above-described temporary limitation on allowable credits, for taxable years beginning on or after January 1, 2022. Moreover, if a corporation undergoes an ownership change within the meaning of Section 382 of the Code (Section 382) the corporation’s NOL carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the “ownership change.” In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our merger with Celladon resulted in such an ownership change and, accordingly, Celladon’s NOL carryforwards and certain other tax attributes will be subject to further limitations on their use. In addition, we assessed whether Eiger had an ownership change, as defined by Section 382 of the Code, as a result of the Merger and other stock issuances that occurred from our formation through December 31, 2020. Based upon this assessment, we have experienced ownership changes on April 20, 2016, October 18, 2018 and December 31, 2020. Due to these ownership changes, reductions were made to our NOL and tax credit carryforwards under these rules. Additional ownership changes in the future could result in additional limitations on our net operating loss and tax credit carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. A full valuation allowance has been provided for the entire amount of our remaining net operating losses.
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

101.INS**	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.
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

Eiger BioPharmaceuticals, Inc.

Date: November 3, 2022	By:	/s/ David A. Cory
David A. Cory
Director, President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: November 3, 2022	By:	/s/ Sriram Ryali
Sriram Ryali
Chief Financial Officer
(Principal Financial Officer)