Form 10-K
period 2022-12-31
Eiger BioPharmaceuticals, Inc.
filed 2023-03-17
CIK 1305253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
Form 10-K
_________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number 001-36183
_________________________________________________________________
Eiger BioPharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)
_________________________________________________________________

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
_________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022 totaled approximately $274,107,513 based on the closing price of $6.30 as reported by the Nasdaq Global Market. This calculation excludes 457,654 shares held by executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the Registrant.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 13, 2023 was 44,158,437.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2023 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2022.
Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185

EIGER BIOPHARMACEUTICALS, INC.

PART I
Forward-Looking Statements
This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain “forward-looking statements.” We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:
•our ability to maintain supply of our commercial and clinical trial materials;
•our ability to scale our commercial operations;
•our ability to finance the continued advancement of our development pipeline products;
•our plans to research, develop and commercialize our product candidates;
•our ability to attract collaborators with development, regulatory and commercialization expertise;
•the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
•our ability to obtain favorable reimbursement and pricing and the rate and degree of market acceptance of our product candidates;
•our ability to manufacture product necessary to support regulatory approvals and timely meet commercial requirements;
•regulatory developments in the U.S. and foreign countries;
•the potential approval of Zokinvy in jurisdictions outside of the U.S., including the European Union;
•the performance of our third-party suppliers and manufacturers;
•the success of competing therapies that are or may become available;
•our ability to attract and retain key scientific or management personnel;
•the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and
•our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.
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

Our HDV platform includes two first-in-class therapies in Phase 3 clinical trials that target critical host processes involved in viral replication. Lonafarnib is a first-in-class, oral farnesylation inhibitor and peginterferon lambda is a first-in-class, type III interferon.
D-LIVR is the pivotal Phase 3 study of lonafarnib boosted with ritonavir, alone or in combination with peginterferon alfa-2a, for HDV. The study completed enrollment of 407 patients, and we announced topline Week 48 data in December 2022, with Week 72 data expected in mid-2023. LIMT-2 is the pivotal Phase 3 study of peginterferon lambda for HDV that is currently enrolling and dosing patients with a planned enrollment of 150 patients.
We are also developing avexitide, a first in class, well-characterized GLP-1 antagonist, as a targeted treatment for two metabolic diseases with high unmet medical needs and no approved therapies: congenital hyperinsulinism (HI) and post-bariatric hypoglycemia (PBH). Avexitide has completed Phase 2 for both indications, and we initiated Phase 3 study startup activities for HI in 2022.
The FDA approved our first commercial product, Zokinvy (lonafarnib), to reduce risk of mortality of Hutchinson-Gilford progeria syndrome (HGPS) and for treatment of processing-deficient progeroid laminopathies (PL) with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, on November 20, 2020. Collectively known as progeria, these are ultra-rare and rapidly fatal genetic conditions of accelerated aging in children. In July 2022, we announced that the European Commission (EC) granted Eiger a centralized marketing authorization (MA). The EC's centralized MA is valid in all 27 EU member states plus Iceland, Liechtenstein, and Norway. In August 2022, the Medicine and Healthcare products Regulatory Agency (MHRA) granted approval in the UK. We have obtained a reimbursed price in Germany and have applied for a named patient program approvals in Spain and the UK.
We commercially launched Zokinvy in the U.S. in January 2021 and started to record product revenue in the first quarter of 2021. Our first European sales were recognized in the fourth quarter of 2022.
We have historically incurred operating losses in each year since inception and we expect to incur losses for the foreseeable future. We had a net loss of $96.8 million, $33.9 million and $65.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $437.2 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.
We expect to incur significant expenses and increasing operating losses for at least the next several years as we initiate and continue the clinical development of, seek regulatory approval for, and potentially commercialize our product candidates, which will require the addition of new personnel and upgrades to our information technology systems. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve additional regulatory approvals. We have initiated a formal program prioritization assessment with a focus on enhancing long-term shareholder value while fulfilling the promise of advancing our high-potential product candidates for patients with serious diseases.
Clinical Product Candidates
1.Lonafarnib (LNF) for HDV
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

We licensed LNF from Merck in 2010. LNF is a small molecule that blocks the production of HDV virus particles by inhibiting a key step, called farnesylation, in the virus life cycle. We have completed five Phase 2 dose-finding studies in 129 HDV-infected patients. LNF has demonstrated dose-dependent activity in reducing HDV viral load both as a monotherapy and in combination with ritonavir (RTV) and/or PEG IFN-alfa-2a. Phase 2 studies have identified two lonafarnib-based regimens, which are in our Phase 3 registration program. Both regimens have achieved clinically meaningful composite endpoints of HDV RNA decline ≥ 2 logs from baseline and normalized alanine aminotransferase (ALT), a key liver enzyme, at Week 24: all-oral regimen of LNF 50 mg boosted with RTV twice daily and combination regimen of LNF boosted with RTV combined with PEG IFN-alfa-2a. Predominantly grade 1 gastrointestinal (GI) adverse events (AE) were observed in Phase 2 amongst per-protocol treated patients.
Our Phase 3 registration program consists of a single, pivotal, international trial, called D-LIVR, that is designed to support U.S. and EU regulatory approvals. D-LIVR has the potential to generate data for two distinct lonafarnib-based ritonavir-boosted regimens for approval. The study includes an all-oral arm of lonafarnib boosted with ritonavir and a combination arm of lonafarnib boosted with ritonavir combined with peginterferon-alfa-2a. Each arm is compared to placebo. Topline Week 48 data announced in December 2022 demonstrated that both lonafarnib-based regimens showed statistical significance versus placebo on the primary endpoint. Week 72 data is expected in mid-2023
LNF for treatment of HDV infection has been granted Orphan Drug designation by the FDA and EMA, Fast Track and Breakthrough Therapy designations by the FDA and PRIME designation by the EMA.
2.Peginterferon Lambda (lambda) for HDV
Lambda is our second program in clinical development for HDV and is currently in Phase 3. Lambda is a well-characterized, first-in-class, type III, well-tolerated interferon (IFN), that stimulates immune responses that are critical for the development of host protection during viral infections.
We licensed worldwide rights to lambda from Bristol Myers Squibb in April 2016. Lambda has been administered in clinical trials involving over 4,000 patients infected with the Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Hepatitis D Virus (HDV), and SARS-CoV-2. Lambda has not been approved for any indication.
We previously completed the Phase 2 LIMT-1 study of 33 HDV-infected patients. Based on the data from LIMT-1, we have agreement with the FDA and EMA on a single pivotal, randomized Phase 3 open-label study, called LIMT-2, of lambda as a monotherapy for treatment of HDV. The primary endpoint, as achieved in Phase 2, is a durable virologic response (DVR), defined as HDV RNA below the limit of quantitation (BLQ) at 24-weeks post-treatment. LIMT-2 is currently enrolling and dosing patients across approximately fifty clinical trial sites in thirteen countries with a target enrollment of 150 patients in by mid-2023.
Lambda for the treatment of HDV infection has received Orphan Drug designation from the FDA and the EMA and Fast Track and Breakthrough Therapy designations from the FDA.

3.Combination Therapy for HDV
We have also generated data with the combination of LNF + RTV and lambda for the treatment of HDV. The Phase 2 LIFT-1 study was a single arm investigator sponsored study of lambda combined with LNF boosted with RTV for 24 weeks treatment with 24 weeks follow-up. Primary endpoint was > 2 log decline in HDV RNA at end of treatment. In November 2020, we reported positive end-of-study data from a Phase 2 single arm study called LIFT-1, conducted at the National Institutes of Health’s National Institute of Diabetes and Digestive and Kidney Diseases (NIDDK) in 26 HDV-infected patients.
The Phase 2 LIFT-2 single arm study of 48 weeks treatment with lambda combined with LNF boosted with RTV is planned to initiate in 2023 with an enrollment target of 30 HDV-infected patients. The primary endpoint is a DVR.
4.Peginterferon Lambda (lambda) for COVID-19
We have also generated data with lambda in multiple Phase 2 and Phase 3 investigator sponsored studies of mild and moderate COVID-19 patients.
The TOGETHER study was an investigator sponsored Phase 3, multi-center, randomized, placebo-controlled adaptive platform study evaluating therapeutics in newly diagnosed, high-risk, non-hospitalized patients with COVID-19 across twelve clinical trial sites in Brazil and 5 sites in Canada.
The primary endpoint compared the number of emergency setting visits, hospitalizations, and/or deaths in treated patients versus placebo through Day 28. TOGETHER completed enrollment of over 1,900 predominantly vaccinated patients at high risk for developing complications from progression of COVID-19 randomized 1:1 lambda vs. placebo. Following our press release on September 6, 2022, in which we updated on the status of our planned EUA based on recent communications with the FDA, we submitted a pre-EUA meeting request to the FDA as well as additional morbidity and mortality outcomes data and analyses from the investigator-sponsored TOGETHER study. This included further statistical modeling and efficacy analyses of the study's primary and secondary endpoints and long-term follow-up data that we believe continues to support the topline outcomes reported in March. In response, the FDA denied the request for a pre-EUA meeting. Citing its concerns with the conduct of the TOGETHER study, the FDA concluded that any authorization request based on these data is unlikely to meet the statutory criteria for issuance of an EUA in the current context of the pandemic.
The FDA suggested that, given lambda's mechanism of action and the ongoing need for improved COVID-19 therapeutics, we should consider requesting an end-of-Phase 2 meeting to discuss a company-sponsored pivotal trial that could support an eventual Biologics License Application (BLA). We continue to explore opportunities for ex-US emergency use of lambda for COVID-19 and other respiratory viral infections.
5.Avexitide in Congenital Hyperinsulinism (HI)
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
Avexitide has been granted Breakthrough Therapy designation by the FDA for the treatment of HI, Orphan Drug designation by the EMA for the treatment of HI and Orphan Drug designation by the FDA for the treatment of hyperinsulinemic hypoglycemia, which includes HI. Avexitide has also been granted Rare Pediatric Disease designation by the FDA.

6.Avexitide in Post-Bariatric Hypoglycemia (PBH)
We are also developing avexitide as a treatment for post-bariatric hypoglycemia (PBH), a debilitating and potentially life-threatening condition for which there is currently no approved therapy. This disorder occurs often in a subset of bariatric surgeries including Roux-en-Y gastric bypass (RYGB) and Sleeve Gastrectomy (SG). PBH patients experience frequent symptomatic hypoglycemia, with blood glucose concentrations often low enough to cause seizures, altered mental status, loss of consciousness and even death. Bariatric procedures are widely performed and are increasing in frequency for medically complicated obesity.
Five clinical studies have been completed demonstrating clinical proof of concept in over 70 patients suffering from PBH indicating that avexitide can reduce hypoglycemia and associated symptoms in affected patients. Avexitide is a glucagon-like peptide-1 (GLP-1) receptor antagonist that competes with endogenous GLP-1 and has been shown to reduce the excessive post-prandial insulin release that characterizes this disorder. These Phase 2 data were generated using intravenous or subcutaneous (SC) formulation delivery. Pharmacokinetics from these Phase 2 SC studies indicate that the SC formulation could enable once or twice a day dosing. We developed a proprietary SC liquid formulation and completed a Phase 1 dose-ranging pharmacokinetics trial in healthy humans. In October 2018, we reported positive topline data from PREVENT, a multi-center, placebo-controlled study investigating the safety and durability of effect of 28-day dosing of SC avexitide in post-bariatric surgical patients. The primary efficacy endpoint of improved postprandial glucose nadir during mixed meal tolerance testing (MMTT) was achieved with statistical significance with fewer participants requiring glycemic rescue during each of the active dosing regimens than during placebo dosing. The secondary endpoint of reduced postprandial insulin peak during MMTT was also statistically significant.
Avexitide for the treatment of hyperinsulinemic hypoglycemia has been granted Orphan Drug designation by the FDA and for the treatment of non-insulinoma pancreatogenous hypoglycemia syndrome (NIPHS) by the EMA. NIPHS describes a spectrum of acquired metabolic disorders characterized by inappropriately high insulin levels (hyperinsulinemia) and low blood glucose levels (hypoglycemia), which includes PBH. Avexitide for the treatment of PBH has also been granted Breakthrough Therapy designation by the FDA. Following End of Phase 2 and Scientific Advice meetings with regulatory agencies, we have agreement on a single pivotal Phase 3 study.
Approved Product
1.Zokinvy (lonafarnib) for Hutchinson-Gilford progeria syndrome (HGPS) and Processing-Deficient Progeroid Laminopathies (PL)
In November 2020, we received FDA approval for Zokinvy to reduce the risk of mortality in HGPS and to treat processing-deficient PL. Collectively known as progeria, these are ultra-rare and rapidly fatal genetic conditions of accelerated aging in children. Zokinvy is our first approved product, and the first approved therapy for these indications. There are approximately 20 identified patients in the U.S. who are eligible for treatment with Zokinvy.
On July 20, 2022, we announced that the European Commission (EC) granted Eiger a centralized marketing authorization (MA) under the exceptional circumstances procedure for Zokinvy for the treatment of HGPS and PL, ultra-rare and rapidly fatal genetic conditions of accelerated aging in children. In July 2022, we announced that the European Commission (EC) granted Eiger a centralized marketing authorization (MA). The EC's centralized MA is valid in all 27 EU member states plus Iceland, Liechtenstein, and Norway. In August 2022, the Medicine and Healthcare products Regulatory Agency (MHRA) granted approval in the UK.
Zokinvy is a disease-modifying agent that has demonstrated a statistically significant survival benefit in children and young adults with HGPS. In patients with HGPS, Zokinvy reduced the incidence of mortality by 60% (p=0.0064) and increased average survival time by at least 2.5 years. The most commonly reported adverse reactions were gastrointestinal (vomiting, diarrhea, nausea), and most were mild or moderate (Grade 1 or 2) in severity. Many patients with HGPS have received continuous Zokinvy therapy for more than 10 years.
HGPS is an ultra-rare and rapidly fatal genetic condition of accelerated aging in children. HGPS is caused by a point mutation in the LMNA gene, encoding the lamin A protein, yielding the farnesylated aberrant protein called progerin. Lamin A protein is part of the structural scaffolding that holds the nucleus together. Researchers now believe that progerin may make the nucleus unstable, and that cellular instability may lead to the process of premature aging in HGPS. Children with HGPS die of the same heart disease that affects millions of normally aging adults, arteriosclerosis, but at an average age of 14.5 years if untreated. Disease manifestations include severe failure to thrive, scleroderma-like skin, global lipodystrophy, alopecia, joint contractures, skeletal dysplasia, global accelerated atherosclerosis with cardiovascular decline, and debilitating strokes.
Processing-deficient progeroid laminopathies are genetic conditions of accelerated aging caused by a constellation of mutations in the LMNA and/or ZMPSTE24 genes yielding farnesylated proteins that are distinct from progerin. While non-progerin producing, these genetic mutations result in disease manifestations with phenotypes that have overlap with, but are distinct from, HGPS. Collectively, worldwide prevalence of progeroid laminopathies is believed to be approximately 200 patients.
In November 2020, we entered into an amendment to our license agreement with Merck to include not only all uses of LNF related to the treatment of HGPS, but also progeroid laminopathies.
Business Model and Management Team
We believe that our approach to clinical development enables achievement of early clinical signals of efficacy and safety in our Phase 2 programs and potentially reduces clinical risks and costs inherent in the product discovery and development process. We have a highly experienced management team whose members have, in the course of their prior employment, participated in bringing numerous product candidates through regulatory approval and into commercialization. We plan to leverage our management team’s breadth and depth of experience in clinical and regulatory product development as well as market development and commercialization to identify potentially promising product candidates to address unmet medical needs.
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
In the future, we plan to evaluate in-licensing opportunities in order to enhance our pipeline and leverage our business development, clinical development, regulatory and commercial expertise. We believe our executive management team has the capability and experience to continue to execute this model. Our executive management team has worked in other private and public biotechnology companies such as Alza Corporation, Chiron Corporation, Questcor, Valeant, and Schering-Plough, each of which was acquired by a larger biopharmaceutical industry company. Our executive management team also has previous work experience at biopharmaceutical companies, including Achillion, GlobeImmune, Bristol-Myers Squibb, Rigel, Cytokinetics, BioMarin, Gilead, AbbVie, and Amgen.
Our Strategy
Our strategy is to identify, develop, and, directly or through collaborations, bring to market novel products for the treatment of rare and ultra-rare diseases or conditions. We currently have a diverse portfolio of well-characterized product candidates with the potential to address life-threatening diseases for which the unmet medical need is high and, primarily focused on the development of therapies to treat and cure HDV infection. We believe we are well-positioned to be a leader in HDV and in the development and commercialization of novel therapeutics for other serious diseases. Our focus to achieve this goal will be to utilize our experience and capabilities to:
•Advance our existing product candidates through late-stage clinical trials, generating meaningful clinical results;
•Work with U.S. and international regulatory authorities for expeditious, efficient development pathways toward registration;
•Prepare for commercialization of each program;
•Use our industry relationships and experience to source, evaluate and in-license well-characterized product candidates to continue pipeline development; and
•Identify potential commercial or distribution partners for our products in relevant territories.

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

12M+ HDV Patients Worldwide

~4-6% OF HBV-INFECTED POPULATION

100K+
IN U.S.
200K+
IN EUROPE
1M+
IN CHINA
HDV Infection Rates
(in HBsAg+ Patients)
No Data
0-5%
6-20%
21-60%
>60%

Stockdale et al., Journal of Hepatology 2020

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
Current Therapy for HDV
Currently, there is no FDA-approved therapy for hepatitis delta virus infection. Hepcludex (buleviritide) was conditionally approved in Europe in 2020 for treatment of chronic HDV, and a BLA was submitted to the U.S. FDA in November 2021. In October 2022, the FDA issued a Complete Response Letter (CRL) citing concerns regarding the manufacture and delivery of bulevirtide.
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
In the 1980s, farnesyltransferase inhibitors were developed by multiple pharmaceutical companies for oncology indications. Addition of a farnesyl or prenyl lipid group to the Ras protein (Ras) a well-known and important regulator of cellular proliferation, allows for membrane association. Once membrane bound, Ras may then be activated. The importance of activated Ras in tumor development was demonstrated by sequence analyses of tumors from patients where up to 30% have mutations involving Ras. Several farnesylation inhibitors were developed in oncology and taken into the clinic and in some cases through late-stage clinical development. However, these programs did not lead to approvals, due to a lack of compelling efficacy. The class-related, dose-limiting toxicity has been gastrointestinal side effects including nausea, vomiting, diarrhea and weight loss.
Published studies demonstrate that farnesyltransferase inhibitors block HDV viral production both in cellular experiments and in HDV transgenic mice. Targeting farnesylation or farnesyltransferase, a host target, significantly reduces the likelihood of HDV developing resistance to escape effects of antiviral therapy. Viruses mutate quickly and there is a higher rate of mutations in viral replication compared to mammalian cell division. However, no matter how much HDV may mutate, these changes are unlikely to alter the host process of farnesylation which HDV requires to complete packaging. Thus, targeting a host farnesylation process provides what we believe to be a higher barrier to resistance. Identification of clinic-ready farnesylation inhibitors has allowed us to move rapidly into proof-of-concept studies in humans.
Our First HDV Opportunity: Lonafarnib (LNF) for HDV
Lonafarnib (LNF) is a well-characterized, orally active inhibitor of farnesyltransferase. LNF inhibits the farnesylation step of HDV replication inside liver cells and blocks the ability of the virus to multiply. Since farnesylation is a host process, not under control of HDV, and LNF inhibits farnesylation, we believe that there is also a potentially higher barrier to resistance with LNF therapy. LNF for the treatment of HDV infection has been granted Orphan Drug designation in Europe and the United States, and LNF in combination with RTV has been granted Fast Track and Breakthrough Therapy designations from the FDA for the treatment of chronic HDV infections.
In the United States, we have issued patents, U.S. Patent No. 10,076,512; 10,828,283; and 11,311,519, all entitled Treatment of Hepatitis Delta Virus Infection. The issued claims cover a broad range of RTV-boosted LNF doses and durations with and without interferons. The European Patent Office, the Chinese Patent Office and the Japan Patent Office have also granted patents with claims covering a broad range of LNF boosted with RTV dosing regimens for the treatment of chronic HDV infection.
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
•POC Study (Placebo-controlled LNF monotherapy) (N=14)
•LOWR-1 Study (Combination: LNF with RTV or PEG IFN-alfa-2a) (N=21)
•LOWR-2 Study (Dose Finding: LNF + RTV ± PEG IFN-alfa-2a) (N=58)
•LOWR-3 Study (QD Dosing: LNF + RTV) (N=21)
•LOWR-4 Study (Dose-Escalation: LNF + RTV) (N=15)

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
Phase 3 D-LIVR Study
D-LIVR (Delta-Liver Improvement and Virologic Response in HDV) is an international, multi-center, Phase 3 study of LNF-treated patients (total N=407 patients including controls) to evaluate an all-oral arm of LNF boosted with RTV and a combination arm of LNF boosted with RTV and peginterferon-alfa-2a (PEG IFN-alfa-2a), with each arm compared to a placebo arm (background HBV nucleos(t)ide only), in HDV-infected patients. A PEG IFN-alfa-2a alone arm is included to demonstrate contribution of effect only. The LNF containing arms are not required to demonstrate superiority over PEG IFN-alfa-2a alone. The primary endpoint is a composite of a ≥ 2 log decline in HDV RNA and ALT normalization at end of 48 weeks of treatment with LNF-based regimens versus placebo.

D-LIVR is an international study, with over 100 sites across over twenty countries. Week 48 topline data was reported on December 8, 2022, with Week 72 data expected by mid-2023.
Topline Week 48 results showed that both treatment arms achieved statistical significance over placebo in the composite primary endpoint as well as the component virologic and biochemical responses. Study participants receiving the all-oral therapy and combination therapy showed a composite response of 10.1% (p=0.0044) and 19.2% (p <0.0001), respectively, compared to those receiving placebo (1.9%). A peginterferon alfa comparator arm was included in the study to show contribution of effect. The composite response rate in the all-oral arm was comparable to the peginterferon alfa arm (10.1% vs 9.6%). The composite response rate in the combination arm was twice that of the peginterferon alfa arm (19.2% vs 9.6%).
Breaking the composite primary endpoint into its two component parts also showed statistically significant improvements for both parameters. Looking first at virologic response, defined as a greater than or equal to 2 log reduction of HDV RNA, 14.6% of the study participants receiving the all-oral therapy showed improvement with a p-value of 0.0026, and 32.0% of the patients receiving combination therapy showed improvement with a p-value less than 0.0001, compared to 3.8% of those patients receiving placebo. For ALT normalization, 24.7% of the study participants receiving the all-oral therapy showed improvement with a p-value of 0.003, and 34.4% of those patients receiving the combination therapy showed improvement with a p-value less than 0.0001, compared to 7.7% of those patients receiving placebo.
The key secondary histological endpoint was defined as ≥2-point improvement in histological activity index (HAI) and no worsening of Ishak fibrosis scoring as determined by blinded assessment of paired liver biopsies (n=229) collected at baseline and Week 48. This was demonstrated in 35 of 66 patients (53%, p=0.0139) with statistical significance in the combination arm versus 8 of 30 patients (27%) receiving placebo. Response was demonstrated in 35 of 107 patients (33%, p=0.61) in the all-oral arm versus placebo. Response in the peginterferon alfa comparator arm was 10 of 26 patients (38%).
Remaining secondary endpoints including virologic, biochemical, and composite responses at Week 72 (24-weeks post-treatment), are being collected and are expected to be reported mid-2023.
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

Lambda Clinical Data
LIMT-1 Monotherapy Phase 2 Clinical Trial
LIMT-1 was a 1:1 randomized, open-label Phase 2 study of lambda 120 mcg or 180 mcg subcutaneous injections administered weekly for 48 weeks in 33 patients with chronic HDV. End of treatment was followed by a treatment-free 24-week observation period. The primary objective of the Phase 2 study was to evaluate the safety, tolerability, and efficacy of treatment with two dose levels of lambda in patients with chronic HDV infection. All patients were administered an anti-HBV nucleos(t)ide analog throughout the study. The trial was conducted at four international sites in New Zealand, Israel and Pakistan.
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

Phase 3 LIMT-2 Study
We have an agreement with the FDA and EMA on a single pivotal Phase 3 study, called LIMT-2, of lambda as a monotherapy for treatment of HDV.
LIMT-2 is a randomized, open-label, parallel-arm study that will include 150 patients randomized 2:1 to two different lambda-containing arms. The first arm is 48 weeks of treatment with lambda 180 mcg administered weekly and a 24-week off-treatment follow-up period. The second arm is 12-weeks of no therapy followed by 48 weeks of treatment with weekly lambda 180 mcg and a 24-weeks off-treatment follow-up period. The primary endpoint is a Durable Virologic Response (DVR), or HDV RNA below limit of quantitation (BLQ) or undetectable, 24-weeks post treatment of Arm 1 compared to placebo after 12-weeks of no treatment of Arm 2. All patients will be administered an anti-HBV nucleos(t)ide analog throughout the study. LIMT-2 is currently enrolling a target of 150 patients in across approximately 50 sites in 13 countries.
Potential for Registration in HDV for LNF/RTV and Lambda
LNF/RTV (D-LIVR) and lambda (LIMT-2) form our HDV platform strategy with multiple opportunities to win for HDV patients. While the D-LIVR study has a composite primary endpoint (> 2 log reduction in HDV RNA and ALT normalization) at Week 48, the response rate at 24 weeks post-treatment may support accelerated approval of LNF/RTV for finite therapy. Similarly, the LIMT-2 primary endpoint (DVR at 24 weeks post-treatment) for lambda is intended to support accelerated approval for finite therapy. Our first goal is approval of these treatments for HDV, where there is an urgent, unmet medical need. Key opinion leaders have suggested that combinations of LNF/RTV and lambda with other antiviral agents may demonstrate an even greater antiviral effect.
Our Proprietary HDV Combination Therapy: Lambda and LNF + RTV
Phase 2 LIFT-1 HDV Combination Clinical Trial
LIFT-1 (Lambda Interferon combination Therapy) was an open-label, Phase 2 study evaluating lambda in combination with lonafarnib boosted with ritonavir in 26 HDV-infected patients. Patients were dosed for 24 weeks and underwent off-treatment follow-up for 24 weeks. The primary endpoint was >2 log decline in HDV RNA at end of 24-weeks of treatment. The secondary endpoint was an improvement in histology (>2-point improvement in histological activity index and no progression in fibrosis) at end of follow-up. LIFT-1 was conducted within the National Institutes of Health (NIH) at the NIDDK. The final end-of-treatment and end-of-study data were reported in November 2020 at the AASLD conference and are summarized in the figure below.
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

LIFT – 2 Peginterferon Lambda + Lonafarnib Combo

TREATMENT FOR 48 WEEKS

On-treatment
Post-treatment
48 Weeks
24 Weeks
N~30
Peginterferon Lambda
Lonafarnib
Ritonavir
Follow Up
Study Start
2023
Primary Endpoint
Durable Virologic
Response

Congenital Hyperinsulinism (HI) Overview
Congenital Hyperinsulinism (HI) is an ultra-rare pediatric metabolic disease. HI presents with severe hypoglycemia in the neonatal period requiring intensive care hospitalization, administration of high rates of intravenous glucose through central lines, continuous intravenous administration of glucagon and in most instances surgical treatment by pancreatectomy during the neonatal period or during infancy. The most common and severe form of HI is refractory to medical treatment with diazoxide and affects approximately 60% of all patients. This form of HI arises out of inactivating mutations in the genes encoding the KATP channel, resulting in focal and diffuse forms of HI. Focal disease, occurring in approximately 50% of patients with KATP HI, resolves in 97% of cases after partial pancreatectomy. Diffuse disease persists in 41% of cases after subtotal (98%) pancreatectomy. However, by the age of 14 years old, data show that 91% of patients undergoing subtotal pancreatectomy develop insulin-dependent diabetes, at which point hyperinsulinism is no longer present. Thus, HI is a congenital, rare pediatric disease with life-threatening manifestations of severe hyperinsulinemic hypoglycemia occurring primarily during the neonatal period, infancy, childhood and adolescence.
Clinical Data to Date
To date, a total of 39 patients with KATP HI enrolled in 3 clinical investigations at Children’s Hospital of Philadelphia (CHOP) have received avexitide administered by continuous IV infusion: 10 adolescents and adults, 16 children, and 13 neonates. Data generated across all 3 clinical investigations suggest that treatment with avexitide may effectively reduce fasting and postprandial hypoglycemia in patients with HI. Avexitide treatment was well tolerated, with no serious drug-related adverse events (AEs) reported. Data from each of the three studies are presented in the figures below. Avexitide for treatment of HI has been granted Rare Pediatric Disease designation by the FDA.

In April 2022, Eiger announced it is initiating the Phase 3 registrational program for avexitide in congenital hyperinsulinism (HI) by the end of the year. In connection with our Phase 3, startup activities, we observed low levels of product-related impurities in the finished drug product. Although not unusual for this class of compounds, we are working with our CMO's to control and qualify these materials and plan to initiate dosing when an adequate supply of materials with a sufficient shelf life has been released. Avexitide has been granted Orphan Drug designation in the U.S. by the FDA for the treatment of hyperinsulinemic hypoglycemia (which includes HI) and has also been granted Rare Pediatric Disease designation making it potentially eligible for a priority review voucher upon regulatory approval. Avexitide is the only investigational therapy for HI that has been granted Breakthrough Therapy designation by the FDA.
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
Research suggests that elevated GLP-1 may play an important role in mediating the glucose-lowering effect associated with bariatric surgery. Surgically altered nutrient transit, resulting from bariatric surgeries can cause early nutrient sensing by the intestinal “L” cells, leading to enhanced secretion of GLP-1 causing elevated insulin secretion. This effect may play a primary role in the early resolution of Type 2 diabetes after surgery. In patients with PBH, excessive secretion of GLP-1 and/or exaggerated sensitivity to GLP-1 results in dysfunctional insulin release, leading to severe, debilitating hypoglycemia. GLP-1 receptor antagonists compete with endogenous GLP-1 and have the potential to prevent dysfunctional insulin release and resultant symptomatic hypoglycemia.
Clinical Data to Date
Five clinical studies involving over 70 patients with PBH have demonstrated that pharmacologic blockade of the GLP-1 receptor can reduce hypoglycemia and associated symptoms. We believe that avexitide may represent the first targeted medical treatment for patients with PBH. In studies completed to date, there have been no significant adverse drug reactions attributed to avexitide.
We completed our Phase 2 study called PREVENT in October 2018. The PREVENT study was a Phase 2, multicenter, randomized, single-blind, placebo-controlled cross-over study to assess the efficacy and safety of 28-day dosing of avexitide in patients with PBH. A total of 18 patients were enrolled and treated with two dosing regimens (once daily and twice daily) of avexitide for 28 days. All patients participated in three 14-day treatment periods, involving placebo SC injections, once-daily avexitide SC injections, and twice-daily avexitide SC injections. Patients self-administered injections in the outpatient setting throughout the study duration and additionally underwent in-clinic MMTT provocations with concomitant blood draws and symptom assessments following each 14-day treatment period. Participants' metabolic and clinical outcomes were assessed in the outpatient setting by electronic diary, self -monitoring of blood glucose (SMBG), and continuous glucose monitoring (CGM) and postprandial glucose, insulin, and symptom responses were assessed during MMTT provocation in the in-clinic setting.
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

Metabolic and clinical improvements were also monitored during each patients’ daily routine in the outpatient setting and assessed by electronic diary and continuous glucose monitoring (CGM). Patients experienced fewer episodes of Levels 1-3 hypoglycemia during both dosing regimens of avexitide as compared to placebo as shown in the table below.
METABOLIC AND CLINICAL IMPROVEMENTS
Reduction in Rates1 of Levels 1-3 Hypoglycemia, as Captured by Self-Monitoring of Blood Glucose (SMBG) and eDiary in the Outpatient Setting

	Number of Episodes in 14 Day Period
	Placebo	Avexitide 30 mg BID	Avexitide 60 mg QD
Rate of Level 1 Hypoglycemia[2]	4.03	2.81	1.56
Change from Placebo	NA	-1.24 (p=0.072)	-2.51 (p=0.001)
Rate of Level 2 Hypoglycemia (Clinically Important Hypoglycemia)[3]	2.01	1.21	0.81
Change from Placebo	NA	-0.77 (p=0.040)	1.17 (p=0.004)
Rate of Level 3 Hypoglycemia (Severe Hypoglycemia)[4]	1.96	1.50	0.86
Change from Placebo	N/A	-0.49 (p=0.224)	-1.09 (p=0.014)
1Rate is defined as number of episodes in a 14 day period
2Level 1 Hypoglycemia is defined as hypoglycemia symptoms confirmed by SBGM concentrations of <70 mg/dL
3Level 2 Hypoglycemia (Clinically Important Hypoglycemia) is defined as SMBG < 54 mg/dL (3.0 mmol/L)
4Level 3 Hypoglycemia (Severe Hypoglycemia) is defined as a severe event characterized by altered mental and/or physical functioning that requires assistance from another person for recovery. This applies regardless of whether a patient actually receives external assistance
Avexitide was well tolerated. There were no treatment-related serious adverse events and no participant withdrawals. Adverse events were typically mild to moderate in severity. The most common adverse events were injection site bruising, nausea, and headache, all of which occurred with lower frequency during avexitide dosing periods than during the placebo dosing period. Avexitide has been granted Breakthrough Therapy designation by the FDA. In 2020, we received concurrence with the FDA and EMA on a single Phase 3 trial for avexitide for treatment of PBH.
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
To date, our third-party manufacturers have met the manufacturing requirements for the product candidates. We expect third-party manufacturers to be capable of providing sufficient quantities of our product candidates to meet anticipated full-scale commercial demands but have not assessed these capabilities beyond the supply of clinical material for products in clinical development. We have identified or plan to identify commercial contract manufacturers as we move our product candidates to Phase 3 clinical trials. We believe there are alternate sources of manufacturing that could be identified and enabled to satisfy our clinical and commercial requirements, however, we cannot be certain that identifying and establishing alternative relationships with such sources can be successful, cost effective, or completed on a timely basis without significant delay in the development or commercialization of our product candidates. All of our third-party manufacturers are subject to periodic audits to confirm compliance with applicable regulations and must pass inspection before we can manufacture our products for commercial sales.

We have qualified and finalized or are in process of finalizing commercial supply agreements with contract manufacturers of Zokinvy (lonafarnib) and have identified commercial manufacturers for lambda and plan to proceed with qualifications.
Lonafarnib
The drug product for completed lonafarnib (LNF) Phase 2 clinical studies for the treatment of HDV and HGPS was manufactured by Merck. We have successfully completed the technology transfer for manufacture of the LNF drug substance and the LNF drug product to our third-party manufacturers. All future HDV clinical trials will be conducted with product manufactured by these CMOs. These manufacturers produce our commercial supply for HGPS and processing-deficient progeroid laminopathies.
Lambda
We have completed the technology transfer from BMS to our CRO for our lambda program. As part of the license agreement, sufficient inventory of product was obtained to complete our Phase 2 and initiate our Phase 3 clinical trials. We have manufactured additional batches of lambda products.
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
Patent Protection of Our Product Candidates
The exclusivity positions for our clinical-stage product candidates as of December 31, 2022 are summarized below.
LNF. We have licensed from Merck a portfolio of patents and know how covering the compound, formulations of the compound, and synthesis, but these expire before the anticipated launch date of the LNF product candidate.
In the United States, we have obtained patent protection for the use of LNF in combination with RTV for the treatment of HDV infection. Eiger’s U.S. Patent Nos. 10,076,512; 10,828,283; and 11,311,519 entitled, Treatment of Hepatitis Delta Virus Infection, include claims covering a broad range of RTV-boosted LNF doses and durations with and without interferons. The patents have terms that extend at least until 2035. Additional claims are being pursued in a continuation application. The European Patent Office, the Chinese Patent office and the Japanese Patent Office have also granted patents with claims covering a broad range of LNF boosted with RTV dosing regimens for the treatment of HDV infection. These patents will have a term that extends to 2035. In Europe, China and Japan, additional claims are being pursued in divisional applications. We have now obtained patent protection with claims covering treatment of HDV with LNF boosted with RTV the U.S., Europe, China and Japan, which are key major pharmaceutical markets. A corresponding patent application claiming the use of lonafarnib boosted with ritonavir is pending in Korea. Additionally, US Patent 10,835,496 and a

European Patent issued claiming particular dosage forms for ritonavir-boosted lonafarnib for the treatment of HDV infections. A Notice of Allowance was also received for an application in South Korea. These patents extend protection until at least 2036.
We have in-licensed from The Progeria Research Foundation patents covering the methods of treating Hutchinson-Gilford progeria syndrome (HGPS), and progeroid laminopathies. The patents provide protection until at least 2024 and an application for patent term extension (PTE) that could extend the protection for one of the patents until 2029 has been filed. We have also filed a patent application in the U.S. directed to methods of treating HGPS and progeroid laminopathies that if issued would provide further protection until at least 2039. In addition, LNF has been granted Orphan Drug designation by the FDA and the EMA in this indication, which respectively may provide up to seven and ten years of regulatory exclusivity.
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
We also filed a PCT application relating to the use of lambda in HDV that has matured into patent applications in the United States, Europe, Australia, Brazil, Canada, China, Eurasia, Israel, India, Japan, South Korea, Mexico, and South Africa. Any patents that issue from these applications should offer protection until at least 2039.
In addition, we have filed a PCT application related to the use of lambda and lonafarnib and ritonavir to treat HDV, that has matured into patent applications in the United States, Europe, Australia, Brazil, Canada, China, Israel, Japan, South Korea, Mexico, Russia, Ukraine, and South Africa. Any patents that issue from these applications should offer protection until at least 2040. Lastly, we also filed a PCT application related to the use of lambda to treat COVID-19 that has matured into patent applications in the United States, Europe, Australia, Brazil, Canada, Chile, China, Columbia, Eurasia, Israel, Japan, South Korea, Mexico, New Zealand, Saudi Arabia, Singapore, Ukraine, Vietnam, and South Africa.
Avexitide. We have in-licensed from Stanford two PCT applications that claim the use of avexitide and other agents in the treatment of hypoglycemia associated with bariatric surgery, including in PBH. The USPTO issued US 10,639,354, US 10,660,937, US 10,993,992, and US 10,993,991, which provide protection at least until 2036. Up to five years of patent term extension will be available in the United States. The European Patent Office has also granted two patents with claims covering use of avexitide to treat hypoglycemia, which will expire in 2036. Two Australian patents and a Chilean patent have also issued with similar claims, which will also expire in 2036 Additional claims are being pursued in continuation/divisional applications in the U.S. and Europe. Applications are also pending in Canada, and Chile. Any patents that issue from these applications will expire in 2036. Additionally, avexitide has been granted Orphan Drug designation in the treatment of hyperinsulinemic hypoglycemia by the FDA and the EMA, which provides seven years and ten years of regulatory exclusivity in the United States and Europe, respectively.
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
We have also filed a PCT application related to method of treating HI and PBH, that has matured into patent applications in the United States, Australia, Brazil, Canada, Chile, China, Europe, Israel, and Japan. If issued, the patents will provide protection until 2039. We have also filed a PCT application related to method of treating congenital hyperinsulinism, which will offer protection until 2042 if issued into patents at the national stage.

We have in-licensed patents and patent applications from the Trustees of the University of Pennsylvania (UPenn) and Children's Hospital of Philadelphia (CHOP), relating to hyperinsulinemia hypoglycemia. The in-licensed patents and applications relate to multiple hyperinsulinemic disorders, including PBH and HI. The patents, which are issued in the U.S. and Europe, provide protection until 2028. There are continuation applications pending from which we are pursuing additional claim coverage.
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
Our potential competitors and the related stage of development of their product candidates in target indications is as follows:
•HDV: Gilead (conditional approval in Europe, BLA submitted in the U.S.), Vir (Phase 2), Janssen Research & Development, LLC (Phase 2), Replicor, Inc. (Phase 2), PharmaEssentia (Phase 2), Albireo (preclinical), Assembly (preclinical)
•HGPS and Progeroid Laminopathies: PRG Science & Technology (Phase 1)
•HI: Zealand Pharmaceuticals (Phase 3), Rezolute, Inc (Phase 2b), Hamni (Phase 2), Crinetics (Phase 1)
•PBH: Xeris Pharmaceuticals (Phase 2), Vogenyx (Phase 2)

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
License and Asset Purchase Agreements
License Agreement with Merck
In September 2010, we entered into an exclusive license agreement with Schering Corporation, subsequently acquired by Merck, which provides us with the exclusive right to develop and commercialize lonafarnib. As consideration for such exclusive right, we issued Private Eiger convertible preferred stock with a fair value of $0.5 million when the agreement was executed in September 2010. This preferred stock was converted to 27,350 shares of common stock upon the Merger. In addition, we are obligated to pay Merck up to an aggregate of $27.0 million in development milestones and will be required to pay tiered royalties based on aggregate annual net sales of all licensed products ranging from mid-single to low double-digit royalties on net sales. Our obligation to pay royalties to Merck expires on a country-by-country and product-by-product basis on the later of the expiration of the last to expire patent assigned to us under the agreement on the tenth anniversary of the first commercial sale of the product. In May 2015, the first regulatory milestone was achieved, and we paid the related milestone payment of $1.0 million to Merck. No additional milestone payments were incurred during the year ended December 31, 2021. Upon completion of D-LIVR, we will owe Merck a $1.0 million milestone. We announced primary topline data of D-LIVR in December 2022, and the study is expected to complete by the end of 2023.
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
On May 15, 2018, we entered into an amendment to the exclusive license agreement with Merck, which provides for expansion of the existing exclusively licensed field of use under the license agreement with Merck to include all uses of lonafarnib related to the treatment of Hutchinson-Gilford progeria syndrome (HGPS) in humans at no cost to us. We have the sole responsibility and the continuing obligation for the manufacture and supply of lonafarnib to The Progeria Research Foundation. Merck will not receive milestone payments in relation to lonafarnib for the treatment of HGPS and progeroid laminopathies or any royalty payments for sales of lonafarnib to treat the currently estimated HGPS and progeroid laminopathies patient population worldwide. On November 3, 2020, we entered into an amendment to the exclusive license agreement with Merck which expanded the definition of HGPS to also include progeroid laminopathies.
Asset Purchase Agreement with AbbVie Inc.
On November 20, 2020, we entered into an asset purchase agreement (the AbbVie Agreement) with AbbVie Inc. (AbbVie) to sell our Rare Pediatric Disease Priority Review Voucher, which was awarded on November 20, 2020 upon approval by the FDA of our new drug application for Zokinvy® for HGPS and processing-deficient progeroid laminopathies (the PRV) to AbbVie. The AbbVie Agreement contains customary representations, warranties, covenants, and indemnification provisions subject to certain limitations.
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
Under the EGI APA, we purchased all the assets including intellectual property rights related to the use of farnesyltransferase inhibitors as anti-viral agents and methods to treat viral infection with those inhibitors. We also purchased all assets including intellectual property rights related to the use of inhibitors of prenylation, prenyl cysteine methyltransferase, and a specified protease as anti-viral agents and methods to treat viral infection with those inhibitors. We are obligated to use commercially reasonable efforts to develop and commercialize the licensed products in major markets.
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
In November 2012, we entered into an agreement with EGI whereby we sold all of the assets related to the compound clemizole, including any related intellectual property. EGI is obligated to pay to us a high single-digit royalty on future aggregate annual net sales, subject to certain reductions and exceptions. EGI’s obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of either expiration of the last to expire patent sold to EGI under the agreement or the earliest of the tenth anniversary of the first commercial sale of the product. As of December 31, 2022, the product has not achieved regulatory approval.
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
License Agreement with Bristol-Myers Squibb Company
In April 2016, we entered into a License Agreement and a Common Stock Purchase Agreement with Bristol-Myers Squibb Company, together BMS, the BMS Purchase Agreement and the BMS License Agreement. Under the BMS License Agreement, BMS granted us an exclusive, worldwide, license to research, develop, manufacture, and sell products containing the proprietary BMS molecule known as PEG-interferon Lambda-1a (peginterferon lambda or the Licensed Product) for all therapeutic and diagnostic uses in humans and animals.
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
Under the BMS License Agreement, we are obligated to make development and regulatory milestone payments totaling $61.0 million and commercial sales milestones of up to $128.0 million after the achievement of specified milestones. We are also obligated to pay BMS annual net sales royalties in the range of mid-single to mid-teens, depending on net sales levels. If we grant a sublicense, we are obligated to pay BMS a portion of the sublicensing income received. In the fourth quarter of 2020, we recorded a $3.0 million milestone expense that was triggered on successful demonstration of proof of concept in a Phase 2 clinical trial. In March 2022, we recorded a $5.0 million milestone expense related to the initiation of the Phase 3 LIMT-2 study of lambda for HDV.
License Agreement with the Trustees of the UPenn and CHOP
In May 2019, we entered into a license agreement (the UPenn/CHOP Agreement) with the Trustees of the UPenn and the CHOP, under which we obtained an exclusive, royalty-bearing, worldwide license to develop, manufacture and sell certain GLP-1 receptor antagonist(s) products to treat all human and animal conditions. We also obtained an exclusive, royalty-bearing, sublicensable, worldwide license to certain data developed by CHOP. We are responsible for the development and commercialization of the licensed products at our sole cost and expense.
As part of the consideration for the rights granted to us under the UPenn/CHOP Agreement, we paid UPenn a one-time, non-refundable issue fee of $1.0 million, which is recorded in research and development expenses for the year ended December 31, 2019. In addition, we are obligated to pay UPenn a specified annual license maintenance fee, up to $2.5 million in development milestones upon marketing authorization in one or more countries, and sales milestones of up to $18.0 million. We will also be required to pay UPenn a flat royalty in the low-single digits on our net sales of all licensed products, subject to specified reductions and offsets, and specified minimum annual royalty payments. Our obligation to pay royalties expires on a product-by-product and country-by-country basis, on the later of: (i) the expiration of the last valid claim in the licensed patents in any country, or (ii) the tenth anniversary of the first commercial sale of the product in such country. No milestones have been achieved as of December 31, 2022.
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

FDA approval is required before any new biologic, drug or dosage form, including a new use of a previously approved product, can be marketed in the United States. The process required by the FDA before a new product may be marketed in the United States is long, expensive, and inherently uncertain. Product development in the United States typically involves completion of preclinical laboratory and animal tests, submission to the FDA of an IND application, which must become effective before clinical testing may commence, approval by an independent institutional review board (IRB) at each clinical site before each trial may be initiated, performance of adequate and well controlled clinical trials to establish the safety, efficacy, purity and/or potency of the product for each indication for which FDA approval is sought, submission to the FDA of an NDA or BLA, satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced, and FDA review and approval of the NDA or BLA. Developing the data to satisfy FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product, disease or indication.
Preclinical tests include laboratory evaluation of the product’s chemistry, formulation, and toxicity, as well as animal studies to characterize and assess the potential safety, efficacy, purity and/or potency of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practice (GLP) regulations. These preclinical results are submitted to the FDA as part of an IND along with other information, including information about the product’s chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long term preclinical studies including reproductive toxicity and carcinogenicity may be initiated or continue after the IND is submitted.
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
Clinical trials involve the administration of the investigational new drug or biologic to human subjects under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations, including good clinical practice (GCP) requirements for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials; and (ii) with protocols that detail, among other things, the objectives of the trial, the parameters to be used in monitoring safety, efficacy, purity and/or potency criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.
The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to and approved by an IRB at each study site before the study commences at that site and the IRB must monitor the clinical trial until it is completed. An IRB may also require the clinical trial at that site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients, or the IRB may impose other conditions. The study sponsor or the FDA may also suspend or discontinue a clinical trial at any time on various grounds, including a determination that the subjects are being exposed to an unacceptable health risk.
Clinical trials to support an NDA or BLA for marketing approval are typically conducted in three sequential phases, although there is leeway to overlap or combine these phases.
•Phase 1. The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition, and is tested to assess safety, dosage tolerance, pharmacokinetics and pharmacological activity, and, when possible, to ascertain evidence of efficacy. The product candidate may also be tested in patients with severe or life-threatening diseases to gain an early indication of its effectiveness.
•Phase 2. The trials are conducted using a limited patient population for the purposes of preliminarily determining the effectiveness of the product in that particular indication, ascertaining dosage tolerance, discerning the optimal dosage, and identifying possible adverse effects and safety risks.

•Phase 3. If a compound demonstrates evidence of efficacy and has an acceptable safety profile in the Phase 2 clinical trials, then Phase 3 clinical trials are undertaken to obtain additional information from an expanded and diverse patient population, at multiple, geographically dispersed clinical trial sites, in randomized controlled studies often with a double-blind design to maximize the reproducibility of the study results. Typically, a minimum of two positive Phase 3 clinical trials are submitted to support the product’s marketing application. These Phase 3 clinical trials are intended to provide sufficient data demonstrating evidence of the safety, efficacy, purity and potency of the product such that the FDA can evaluate the overall benefit-risk of the product and provide adequate information for the labeling and package insert for the product. Trials conducted outside of the United States under similar, GCP-compliant conditions in accordance with local applicable laws may also be acceptable to the FDA in support of product approval.
Sponsors of clinical trials for investigational products must publicly disclose certain clinical trial information, including detailed trial design. These requirements are subject to specific timelines and apply to most Phase 3 clinical trials of FDA-regulated products.
In some cases, the FDA may condition approval of an NDA or BLA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after approval. In other cases, a sponsor may voluntarily conduct additional clinical trials post approval to gain more information about the product. Such post approval trials are typically referred to as Phase 4 clinical trials.
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
Concurrent with clinical trials, companies usually finalize a process for manufacturing the product in commercial quantities in accordance with current good manufacturing practice (cGMP) requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
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
Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has agreed to certain performance goals in the review of applications. Standard applications are generally reviewed within ten months of filing, or twelve months from submission. Although the FDA often meets its user fee performance goals, it can extend these timelines if necessary, and FDA review may not occur on a timely basis. The FDA usually refers applications for novel products, or products that present difficult questions of safety, efficacy, purity and/or potency, to an advisory committee—a panel of independent experts, typically including clinicians and other scientific experts—for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of the advisory committee, but it generally follows its recommendations. Before approving an NDA or BLA, the FDA will typically inspect one, or more, clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the product is manufactured. The FDA will not approve an application unless it verifies that compliance with cGMP requirements is satisfactory and that the manufacturing processes and facilities are adequate to assure consistent production of the product within required specifications. The FDA will not approve a product unless the application contains data showing substantial evidence that it is safe and effective in the indication studied.
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
An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. The approval for a product may be significantly more limited than requested in the application, including limitations on the specific diseases and dosages or the indications for use, which could restrict the commercial value of the product. The FDA may also require that certain contraindications, warnings, or precautions be included in the product’s package insert, or labeling.
In addition, as a condition of approval, the FDA may require a risk evaluation and mitigation strategy (REMS) to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guidelines, communication plans for healthcare professionals, and elements to assure safe use (ETASU). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, including dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS or use of a companion diagnostic with a product can materially affect the potential market and profitability of the product. Moreover, product approval may require, as a condition of approval, substantial post-approval testing and surveillance to monitor the product’s safety, efficacy, purity and/or potency. The FDA may also condition approval on, among other things, changes to proposed labeling or development of adequate controls and specifications.
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
Orphan Drugs
Under the Orphan Drug Act, the FDA may grant an Orphan Drug designation to products intended to treat a rare disease or condition—generally one that affects fewer than 200,000 individuals in the United States. Orphan Drug designation must be requested before submitting the NDA or BLA. After the FDA grants Orphan Drug designation, the FDA publicly discloses the product’s identity and its intended orphan use. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first active moiety to be approved to treat a disease with FDA’s Orphan Drug designation is entitled to a seven-year period of marketing exclusivity in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same product for the same orphan indication, regardless of patent status, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or if the FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the Orphan Drug to meet the needs of patients with the disease or condition for which the product was designated. Orphan Drug exclusivity does not prevent the FDA from approving a different chemical/biological entity for the same disease or condition. An Orphan Drug designation also does not preclude the same product from being developed for a different disease or condition. Among the other benefits of Orphan Drug designation are tax credits for certain research expenses and a waiver of the application user fee.
Rare Pediatric Disease (RPD) designation by the FDA enables priority review voucher (PRV) eligibility upon U.S. market approval of a designated product for rare pediatric diseases. The RPD-PRV program is intended to encourage development of therapies to prevent and treat rare pediatric diseases. The voucher, which is awarded upon NDA or BLA approval to the sponsor of a designated RPD can be sold or transferred to another entity and used by the holder to receive priority review for a future NDA or BLA submission, which reduces the FDA review time of such future submission from ten to six months.
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
Any marketing application for a biologic submitted to the FDA for approval, including a product with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. For products containing new molecular entities, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review). A product is eligible for accelerated approval if the product provides a meaningful therapeutic advantage to patients over available treatments for a serious or life threatening condition, based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such product for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality (IMM) and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety, efficacy, purity and/or potency as those granted traditional approval and accelerated approval is typically contingent on a requirement to conduct additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. The FDA may withdraw approval using expedited procedures if, among other things, the sponsor fails to conduct any required post-approval study with due diligence or a such study fails to verify and describe a clinical benefit.

Fast Track designation, Breakthrough Therapy designation, priority review, accelerated approval do not change the standards for approval but may expedite the development or approval process.
Advertising and Promotion
Products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing post-approval regulatory requirements. For instance, the FDA closely regulates the post-approval marketing, labeling, advertising and promotion of products, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Failure to comply with these requirements can result in adverse publicity as well as significant penalties, including the issuance of warning letters directing a company to correct any deviations from the FDA’s standards. The FDA may also impose a requirement that future advertising and promotional materials be pre-cleared by the FDA, and the Company may face federal and/or state civil and criminal investigations and prosecutions.
Products may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new application or supplement before the change can be implemented. A supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing supplements as it does in reviewing NDAs or BLAs. Obtaining new indication is an important part of managing the life cycle of the product.
Adverse Event Reporting and cGMP Compliance
Recordkeeping, adverse event reporting and the submission of periodic reports are required following the FDA’s approval of an NDA or BLA. The FDA also may require post-marketing testing or Phase 4 clinical trials, REMS, or surveillance to monitor the effects of an approved product. In addition, the FDA may place conditions on an approval that could restrict the distribution or use of the product. Furthermore, manufacture, packaging, labeling, storage and distribution procedures must continue to conform to cGMPs after approval. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies to assess compliance with ongoing regulatory requirements, including cGMPs. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMPs. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a product from distribution or withdraw approval for that product. Regulatory authorities may also withdraw product approvals, request product recalls, or impose marketing restrictions through labeling changes or product removals upon discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes.
Other Healthcare Laws and Compliance Requirements
In the United States, our activities are potentially subject to regulation by federal, state, and local authorities in addition to the FDA. These other agencies include, without limitation, the Centers for Medicare and Medicaid Services, the Office of Inspector General for the U.S. Department of Health and Human Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, as well as state and local governments. Such agencies enforce a variety of laws, including without limitation, anti-kickback and false claims laws, data privacy and security laws, drug price reporting laws, and physician payment transparency laws.
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers, among others, on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution under the Anti-Kickback Statute, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. Violations of the federal Anti-Kickback Statute are punishable by imprisonment for up to ten years and statutory fines of up to $100,000. Additional criminal fines can be imposed under federal U.S. criminal procedure laws. Civil penalties include statutory amounts of up to $100,000 (adjusted for inflation) per violation, assessments of up to three times the total payments between the parties to the arrangement, and exclusion from participation in the federal healthcare programs or suspension from future participation in Medicare and Medicaid. Further, violation of the federal Anti-Kickback Statute can also form the basis for False Claims Act liability (discussed below).
The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to or approval by the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes any request or demand for money or property presented to the U.S. government. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product or other items or services of value to customers with the expectation that the customers would recommend the use of certain products or bill federal programs for such products. Companies have been prosecuted for causing false claims to be submitted because of, for example, the alleged marketing of products for unapproved, and thus non-reimbursable, uses, for the alleged submission of incorrect government price reporting data to certain Federal health care programs, for alleged violations of the federal Anti-Kickback Statute, and for other sales and marketing practices. Violations of the False Claims Act can result in civil penalties of up more than $25,000 per false claim or statement (an amount adjusted annually for inflation) plus three times the amount of damages sustained by the government. In addition, the civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.
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
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Physician Payments Sunshine Act imposes, among other things, annual reporting requirements for covered manufacturers for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse midwives and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Covered manufacturers must submit reports by the 90th day of each calendar year.

Many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. For example, states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply regardless of payer. In addition, state data privacy laws that protect the security of health information may differ from each other and may not be preempted by federal law. In addition, certain states require implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or tracking and reporting of gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities. Further, a number of states have enacted legislation designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Moreover, several states and local jurisdictions require the registration of sales representatives. These laws may adversely affect our sales, marketing and other activities with respect to any product candidate for which we receive approval to market in the United States by imposing administrative and compliance burdens on us.
If our operations are found to be in violation of any of the healthcare regulatory laws described above or any other laws that apply to it, we may be subject to penalties, including potentially significant criminal, civil and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
International Regulation
In addition to regulations in the United States, a variety of foreign regulations govern clinical trials, commercial sales, and distribution of products. Whether or not we obtain FDA approval for a product, we or our collaborators must obtain approval of the drug by the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time to approve may be longer or shorter than that required for FDA approval. Further, to the extent that any of our products are sold in a foreign country, we may be subject to additional foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.
To obtain regulatory approval of an investigational drug or biological product under EU regulatory systems, we must submit a marketing authorization application (MAA) either under the so-called centralized or national (mutual-recognition or decentralized) authorization procedures. A marketing authorization may be granted only to an applicant established in the EU. In the case of pediatric patients, Regulation (EC) No 1901/2006, as amended, provides that prior to obtaining a marketing authorization in the EU, applicants have to demonstrate compliance with all measures included in an EMA‑approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product‑specific waiver, (2) a class waiver, or (3) a deferral for one or more of the measures included in the PIP. The centralized procedure provides for the grant of a single marketing authorization by the European Commission following a favorable opinion by the EMA that is valid in all EU Member states, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases, other immune dysfunctions and viral diseases. The centralized procedure is optional for other products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health or which contain a new active substance for indications other than those specified to be compulsory.
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
The EMA may grant eligibility to the Priority Medicines (PRIME) Scheme to support the development of promising medicines that target an unmet medical need, i.e., medicines that may offer a major therapeutic advantage over existing treatments, or benefit patients with no current treatment options for their disease. Through PRIME, the EMA grants proactive support to medicine developers to optimize the generation of robust data on a medicine’s benefits and risks, and enable accelerated assessment of medicines applications.
Foreign data protection laws, including, without limitation, the EU’s General Data Protection Regulation (EU GDPR), the EU GDPR as transposed into the national laws of the United Kingdom by virtue of section 3 of the European Union (withdrawal) Act 2018 as the UK GDPR (the EU GDPR and the UK GDPR, together the GDPR), the UK Data Protection, 2018 and European Union (EU) Member State and English data protection legislation, also apply to health-related and other personal information that we process, including, without limitation, personal information relating to clinical trial participants in the EU and/or the UK. The GDPR imposes significant obligations on controllers and processors of personal information, including, among other things, to: (i) implement administrative, physical, technical, and organizational safeguards to protect personal information; (ii) establish an appropriate and valid legal basis for processing personal information; (iii) comply with accountability and transparency requirements regarding the processing of personal information, which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing; (iv) comply with data protection rights of data subjects including a right of access to and rectification of personal information a right to obtain restriction of processing or to object to processing of personal information, a right to ask for a copy of personal information to be provided to a third party in a useable format and erasing personal information in certain circumstances; (v) report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72, where feasible); (vi), obtain explicit consent for collection of sensitive personal information such as health data; and (vii) consider data protection as any new products or services are developed and to limit the amount of personal information processed. In addition, the GDPR prohibits the international transfer of personal information outside of the EU and/or the UK including to the U.S., unless made to a country deemed to have adequate data privacy laws by the European Commission and/or the UK or a data transfer mechanism in accordance with the GDPR (as applicable) has been put in place.
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
Pharmaceutical Coverage, Pricing and Reimbursement
In the United States and many other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of any products for which we receive regulatory approval for commercial sale will therefore depend in part on the availability of reimbursement from third-party payors, including government health administrative authorities, managed care providers, private health insurers, and other organizations.
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
We expect that 50% to 70% of US patients who are eligible for treatment with Zokinvy will be covered by insurance through a federal healthcare program such as Medicaid, and the remaining patients will be covered by commercial insurance. We have had active engagement with payers that cover the lives of identified patients with Progeria and processing-deficient progeroid laminopathies.
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
In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, price transparency measures, inflation rebates, drug price negotiation programs for certain products, and restrictions on coverage and reimbursement and requirements for substitution of generic products. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that third-party payors will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.
Healthcare Reform
In the United States, there have been and continue to be a number of legislative initiatives to reform the delivery and payment for healthcare items and services. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the ACA was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. This law was designed to expand access to health insurance coverage for uninsured and underinsured individuals while containing overall healthcare costs. The framework of the ACA and other healthcare reforms continues to evolve as a result of executive, legislative, regulatory, and administrative developments. For example, Congress has enacted several laws that modify certain provisions of the ACA, such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, the health insurer tax. More recently, for calendar years 2021 and 2022, the American Rescue Plan Act of 2021 temporarily increased premium tax credit assistance established under the ACA to help eligible individuals cover premiums for health insurance purchased through the health insurance marketplace and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The Inflation Reduction Act of 2022 extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. On January 28, 2021, President Biden issued an executive order instructing certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. The ACA has also faced various judicial challenges, and on June 17, 2021, the U.S. Supreme Court dismissed a challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It is unclear how any future healthcare reform measures of the Biden administration or other efforts, if any, to repeal, amend or replace the ACA will impact the ACA, and our business.
Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in Congressional and federal agency inquiries regarding pricing and related practices, as well as proposed and enacted federal and state legislation and regulation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products For example, the American Rescue Plan Act of 2021 included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Previously, under the ACA, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. Effective January 1, 2024, manufacturers’ Medicaid Drug Rebate Program rebate liability will no longer be capped, potentially resulting in a manufacturer paying more in Medicaid Drug Rebate Program rebates than it receives on the sale of certain covered outpatient drugs.
Additionally, on July 9, 2021, President Biden issued an Executive Order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the Executive Order stated that the Biden administration will “support aggressive legislative reforms that would lower prescription drug prices, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and through other related reforms.” In response to the Executive Order, on September 9, 2021, HHS issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. In August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the Inflation Reduction Act of 2022 imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap benefit annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services. Furthermore, the Biden administration continues to direct HHS to consider new healthcare payment and delivery models that would lower drug costs and promote access to innovative therapies for beneficiaries enrolled in the Medicare and Medicaid programs. In addition, at the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation, could result in significant changes to the health care system, which may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates, or additional pricing pressures.
In the United States, and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.
Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products can only be effectively marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials in order to compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states may allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross- border imports from low-priced markets exert a commercial pressure on pricing within a country.
In December 2021, Regulation (EU) 2021/2282 on HTA, or HTA Regulation, was adopted. The HTA Regulation will apply as from 12 January 2025. It particularly replaces the current system based on the voluntary network of national authorities, and the new framework covers joint clinical assessments, joint scientific consultations, the identification of emerging health technologies, and voluntary cooperation for the national authorities. The HTA Regulation aims to provide a transparent and inclusive framework for health technology assessments in the EU, and it will help EU countries determine the effectiveness and value of new technologies and decide on pricing and reimbursement by health insurers or health systems.
Research and Development Expenses
Our research and development expenses were $75.3 million, $64.4 million and $41.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Employees and Human Capital
As of December 31, 2022, we had a total of 56 full-time employees in the United States and Europe, 39 of whom were primarily engaged in manufacturing and research and development activities, and 17 of whom were engaged in general management and administration. 11 of our employees have either an M.D. or a Ph.D. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced any work stoppage and consider our relations with our employees to be good.
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
•We are a commercial-stage biopharmaceutical company with additional product candidates in clinical development and a limited operating history. We have incurred net losses in each year since our inception. We have one U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA)-approved product for commercial sale, Zokinvy (lonafarnib), and prior to 2021, have never generated any product revenue and may never be profitable.
•We are dependent on the success of our product candidates, which are in various stages of clinical development. We cannot give any assurance that we will generate data for any of our product candidates sufficient to receive regulatory approval and without regulatory approval we will not be able to market our product candidates.
•Prior to the approval of our new drug application (NDA) for Zokinvy® (lonafarnib) to reduce the risk of mortality in HGPS, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, we had not submitted an application for approval or obtained FDA approval for any product. We may not be able to obtain FDA approval of any future NDA or Biologics License Application (BLA) for our product candidates, which would prohibit commercialization.
•Our business strategy is based upon obtaining and maintaining Orphan Drug designation for our product candidates. If we are unable to obtain or maintain Orphan Drug designation or regulatory approval, our business would be substantially harmed.
•Our future success depends in part on our ability to attract, retain, and motivate qualified personnel.
•Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.
•We rely on clinical studies of our product candidates in order to obtain regulatory approval. We may find it difficult to enroll patients in our clinical studies given the limited number of patients who have the diseases for which our product candidates are being studied.
•If clinical studies of our product candidates fail to demonstrate safety, efficacy, purity and/or potency to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
•We may not be able to develop peginterferon lambda for COVID-19 or file for a temporary use authorization with a foreign regulatory agency.
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
•Our future success depends in part on our ability to attract, retain, and motivate qualified personnel.
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
We are a commercial-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the years ended December 31, 2022, 2021 and 2020 we reported a net loss of $96.8 million, $33.9 million and $65.1 million, respectively. As of December 31, 2022, we had an accumulated deficit of $437.2 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.
We believe that our currently available resources will be sufficient to fund our planned operations for at least the next 12 months following the issuance date of these consolidated financial statements. Our assumption does not reflect the possibility that we may not be able to access a portion of our existing cash, cash equivalents and short-term securities due to market and other conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (FDIC) was appointed receiver of Silicon Valley Bank (SVB), where we maintain an operating account with a balance that exceeded the FDIC insurance limit. Although, in this case the cash in our accounts at Silicon Valley Bank did not impact our operations or our conclusion that we have sufficient capital to fund our operations for at least the next 12 months, we cannot be certain that future market corrections or other conditions will not impact our ability to access our cash, cash equivalents and short-term securities. On March 12, 2023, the U.S. Treasury Department, the Federal Reserve and the

FDIC jointly announced enabling actions that fully protect all depositors of SVB and that such depositors would have access to all of their funds starting Monday, March 13, 2023. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and short-term securities may be threatened.
In addition, we will continue to require substantial additional capital to continue our clinical development, manufacturing and regulatory approval efforts and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amounts and timing of our future funding requirements will depend on many factors, including our ability to achieve regulatory approval and the pace and results of our clinical development efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.
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
•commercialize and provide expanded access to Zokinvy for the treatment of HGPS and processing-deficient PL
•identify and develop potential commercial opportunities, such as lonafarnib-based regimens, peginterferon lambda for HDV, and avexitide for HI and PBH;
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
We have one product approved for commercialization in the U.S. and EU for two ultra-rare diseases. The first is Zokinvy, which works to (i) reduce the risk of mortality in HGPS, and (ii) treatprocessing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations. Zokinvy was approved by the FDA in November 2020 and launched commercially in the U.S. in January 2021, under the exceptional circumstances procedure. In July 2022, our MAA for Zokinvy was approved by the EC, based on a recommendation by the EMA. The Marketing Authorization (MA) is subject to the EMA’s continued review on an annual basis of new efficacy and safety information which may become available. Our ability to generate substantial revenue and achieve profitability depends on our ability to (i)obtain the regulatory and marketing approvals necessary to commercialize Zokinvy in foreign jurisdictions, alone or with strategic collaboration partners, and (ii) to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, more of our product candidates in the U.S. or foreign jurisdictions. We do not anticipate generating significant product revenue for the foreseeable future. Our ability to generate future product revenue depends heavily on our success in many areas, including, but not limited to:
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
The Innovatus Loan provides for up to $75.0 million in term loans due on August 31, 2027, of which $40.5 million in principal is outstanding as of December 31, 2022. All of our current and future assets, secure our borrowings under the Innovatus Loan. The Innovatus Loan requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Innovatus Loan, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable. If we are unable to repay those amounts, the lenders under the Innovatus Loan could proceed against the collateral granted to them to secure that debt, and our inability to use or dispose of those assets would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty, restrict access to additional borrowings under the loan and security agreement, and accelerate the maturity of the debt. Any default under the Innovatus Loan would materially affect our liquidity and ability to fund our operations and complete our planned clinical trials and regulatory filings would be substantially impaired.
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
To date, we have invested substantially all of our efforts and financial resources to identify, acquire, and develop our portfolio of product candidates. Our future success is dependent on our ability to further develop, obtain regulatory approvals for, and commercialize one or more of these product candidates. Our NDA for Zokinvy to reduce the risk of mortality in HGPS, and for treatment of processing-deficient progeroid laminopathies (PL) with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, was approved in November 2020. Prior to the U.S. Zokinvy commercial launch in 2021, we had not generated revenue from sales of any products and may never be able to develop or commercialize additional product candidates. In addition, we have a commitment to provide access to Zokinvy for patients with HGPS and PL with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, for no or minimal cost to those patients.
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
Approval of an NDA or a BLA is not guaranteed, and the approval process is an expensive and uncertain process that may take several years. The FDA and foreign regulatory entities also have substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. Data are subject to varying interpretation and the FDA may not agree that our clinical data support that any of our product candidates are safe and effective for the proposed therapeutic use. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage, and we could encounter problems that require us to repeat or perform additional preclinical studies or clinical trials or generate additional chemistry, manufacturing and controls data, including product stability data. In previous studies, ECG abnormalities were observed in our lonafarnib program. The FDA and similar foreign authorities could delay, limit or deny approval of a product candidate, and may ultimately approve the product for narrower indications or with unfavorable labeling that would impede our commercialization of the product.
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
Our approach to identifying and developing product candidates depends, in large part, on our ability to obtain and maintain Orphan Drug designation from regulatory authorities in major markets. Without the potential protection of this regulatory exclusivity upon approval, many of our product candidates would otherwise not justify investment. While we assess the potential for obtaining Orphan Drug designation at the time that we contemplate the acquisition of product candidates and we intend to timely file for such designation, there can be no assurance that we will obtain Orphan Drug designation or be able to successfully meet the regulatory requirements to maintain that designation with the planned clinical trials for our product candidates. Failure to obtain and maintain Orphan Drug designation would make our product candidates significantly less competitive and potentially not viable investments for further development. Although we currently have Orphan Drug designation for some of our product candidates in multiple targeted indications, failure to demonstrate significant benefit over existing approved products in pivotal clinical trials may lead to marketing approval but without qualifying for Orphan Drug protection in some regions, such as in Europe.
The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, typically takes many years following the commencement of clinical studies and depends upon numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. We have obtained U.S. and EMA regulatory approval for one product, Zokinvy, and it is possible that none of our current product candidates or any future product candidates we may seek to develop will ever obtain regulatory approval.
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
•the data collected from clinical studies of our product candidates may not be sufficient or complete or meet the regulatory requirements to support the submission of an NDA, BLA, or other submission or to obtain regulatory approval in the United States or foreign jurisdictions;
•the FDA or comparable foreign regulatory authorities may find failures in our manufacturing processes, validation procedures and specifications, or facilities of our third-party manufacturers with which we contract for clinical and commercial supplies that may delay or limit our ability to obtain regulatory approval for our product candidates; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our NDA, BLA or other submission insufficient for approval.
The lengthy and uncertain regulatory approval process, as well as the unpredictability of the results of clinical studies, may result in our failing to obtain additional regulatory approval to market any of our product candidates or to be significantly delayed from our expectations for potential approval, which would significantly harm our business, results of operations, and prospects. In addition, although we have obtained Orphan Drug designation for five of our development programs to date, there can be no assurance that the FDA or comparable foreign regulatory authorities will grant our similar status for our other proposed development indications or other product candidates in the future.
Although the FDA has granted Rare Pediatric Disease designation to avexitide for the treatment of congenital hyperinsulinism, NDA approval for this program may not meet the eligibility criteria for a priority review voucher.
Our avexitide compound has received Rare Pediatric Disease (RPD) designation from the FDA for the treatment of Congenital Hyperinsulinism (HI). The FDA defines a “rare pediatric disease” as a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect patients under the age of 18 years, that is, a disease or condition that affects fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the product in the United States will be recovered from sales in the United States for that drug or biological product. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease product for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval. In addition, the priority review voucher is only awarded to an NCE, thus if a compound is approved first for an indication that is not a rare pediatric disease the compound may not be eligible to receive the voucher. While we obtained and sold the priority review voucher issued upon approval of Zokinvy to reduce the risk of mortality in HGPS, and for treatment of PL with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, there can be no assurance that we will be successful in obtaining approval for avexitide for the treatment of HI, or that a priority review voucher will be issued at the time of any such approval.
Congress has only authorized the Rare Pediatric Disease Priority Review Voucher Program until September 30, 2024. However, if a product candidate receives RPD designation before September 30, 2024, it is eligible to receive a voucher if it is approved before September 30, 2026. Avexitide may not be approved by that date, or at all, and, therefore, we may not be in a position to obtain a priority review voucher prior to expiration of the program, unless Congress further reauthorizes the program.
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
Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. The Breakthrough Therapy designations we have obtained may not result in faster development processes, reviews or approvals compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that any of our development programs no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we intend to seek Breakthrough Therapy designation for some or all of our future product candidates for the treatment of various conditions, there can be no assurance that we will receive any such Breakthrough Therapy designation.
We may submit an application for our product candidates under the Accelerated Approval Pathway. If we are unable to obtain approval or licensure of our product candidates through the Accelerated Approval Program in the United States, we may be required to conduct additional nonclinical and clinical studies and trials beyond those that we currently contemplate, which could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, necessary marketing approval. Even if we receive approval from the FDA through the Accelerated Approval Program, if any required confirmatory post-marketing trial does not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw the approval.
We may submit an NDA or BLA for our product candidates under the Accelerated Approval Pathway. If we are unable to obtain approval of our product candidates through the Accelerated Approval Program in the United States, we may be required to conduct additional nonclinical and clinical studies and trials beyond those that we currently contemplate, which could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, necessary marketing approval. Even if we receive approval from the FDA through the Accelerated Approval Program, if any required confirmatory post-marketing trial does not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw the approval.

We may seek approval under the Accelerated Approval pathway for our lonafarnib and peginterferon lambda products for the treatment of HDV. For any approval to market a product, we must provide the FDA and foreign regulatory agencies with clinical data that adequately demonstrate the safety, efficacy, purity and/or potency of the product for the indication applied for in the NDA, BLA, or other respective regulatory filings. The Accelerated Approval Program is one of several approaches used by the FDA to make prescription drugs and biologics more rapidly available for the treatment of serious or life-threatening diseases. Section 506(c) of the Federal Food, Drug and Cosmetic Act (FDCA) provides that the FDA may grant accelerated approval to “a product for a serious or life-threatening condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.” Approval through the Accelerated Approval Program is typically subject, however, to the requirement that the applicant conduct additional post-marketing clinical trials to verify and describe the product’s clinical benefit. Typically, clinical benefit is verified when post-marketing clinical trials show that the product provides a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. If such confirmatory post-marketing trial fails to confirm the product’s clinical profile or risks and benefits, the FDA may withdraw its approval of the product.
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
Moreover, Congress has recently enacted potential changes to the Accelerated Approval Program that could impact our ability to obtain an Accelerated Approval, or increase the burdens associated with post marketing requirements in the event we do obtain an Accelerated Approval. In particular, FDA must specify certain conditions for required post approval studies for products that receive Accelerated Approval, which may include enrollment targets and milestones, including the target date for study completion, by the time the product is approved. FDA may also require post approval studies to be underway at the time of Accelerated Approval or within a specified time period following Accelerated Approval for such products.

Any delay in obtaining, or inability to obtain, approval through the Accelerated Approval Program, or any issues in maintaining approval granted under the Accelerated Approval Program, would delay or prevent commercialization of our products, and would materially adversely affect our business, financial condition, results of operations, cash flows and prospects
Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.
Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of preclinical studies and early clinical studies of our product candidates may not be predictive of the results of larger, later-stage controlled clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. Our clinical studies to date have been conducted on a small number of patients in limited numbers of clinical sites and in academic settings or for other indications. We will have to conduct larger, well-controlled studies in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical studies. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase 2, Phase 3, or other clinical studies we have conducted or may conduct will demonstrate consistent or adequate safety, efficacy, purity and/or potency with respect to the proposed indication for use sufficient to obtain regulatory approval to receive regulatory approval or market our product candidates. For example, in 2018 we announced negative results from two of our Phase 2 clinical trials of ubenimex in two different indications, and as a result we have terminated further development of ubenimex.
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
The eligibility criteria of our planned clinical studies may further limit the available eligible study participants as we expect to require that patients have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical studies. We may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical studies in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical studies, and the willingness of physicians to participate in our planned clinical studies. . For example, early in the COVID-19 pandemic, certain clinical study sites that were scheduled to open were delayed in activating and other sites suspended randomization of subjects for a period of time. Future pandemic restrictions could result in delays of our clinical trials, including LIMT-2. If patients are unwilling to participate in our clinical studies for any reason, the timeline for conducting studies and obtaining regulatory approval of our product candidates may be delayed.
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
Clinical studies are costly, time consuming and inherently risky, and we may fail to demonstrate safety, efficacy, purity and/or potency to the satisfaction of applicable regulatory authorities.
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
Given we are not able to receive an Emergency Use Authorization (EUA) from FDA in the U.S., and we may not be able to receive a similar temporary use authorization from foreign regulatory agencies. If we do receive an EUA or similar temporary use authorization, absent a full marketing authorization for that indication, our ability to sell our products would be revoked when the COVID-19 public health emergency terminates.
On October 5, 2022, we announced that, following feedback from FDA, we will not submit an EUA application for peginterferon lambda for the treatment of patients with mild-to-moderate COVID-19. If we decide to submit a future application for an EUA, we cannot predict whether FDA will grant an EUA. If we do not receive an EUA from FDA, we will not be able to commercialize future products and may be required to conduct additional clinical trials for an EUA. Obtaining such an authorization is dependent upon a number of factors, which are not under our control. Even if an EUA is received, we also cannot predict how long, if ever, an EUA would remain in place.
We do intend to pursue similar temporary use authorizations in non-U.S. jurisdictions.
Various regulatory pathways are available in jurisdictions outside the United States to make products available for emergency use. For example, regulatory authorities in certain EU Member States may temporarily authorize the distribution of an unauthorized drug in response to the suspected or confirmed spread of pathogenic agents such as the virus which is causing COVID-19. Obtaining such a temporary authorization is dependent upon a number of factors, which are not under our control. If such authorizations would be granted, they would only apply for a limited period of time. We might thus no longer be authorized to distribute our product under these authorizations if that time limit expired or the pandemic terminates.

The regulatory authorities in the EU or in other jurisdictions outside the US may grant a conditional marketing authorization for medicinal products intended for the treatment of seriously debilitating or life-threatening diseases prior to the submission of comprehensive clinical data if that treatment is of major therapeutic advantage to the patients concerned or no other authorized treatment is available. In emergency situations, such a conditional marketing authorization may also be granted for these medicinal products where comprehensive pre-clinical or pharmaceutical data have not been supplied. These conditional marketing authorizations are subject to specific conditions (e.g., completing on-going studies or conducting new studies) which must be fulfilled within a timeline specified in the marketing authorization. These marketing authorizations are valid for a short period of time (e.g., one year) which can usually be renewed. If we would apply for such a conditional marketing authorization the regulatory authority concerned may reject our application because it considers that the benefit-risk balance of our product is not favorable or it judges it unlikely that we would be able to provide comprehensive data. If we would obtain such a conditional marketing authorization we may not be able to complete (timely) the studies which the regulatory authority imposed as a condition for the marketing authorization or the data collected in the course of these studies may indicate that our product does not have a favorable benefit-risk profile. As a result we may not be able to continue distributing our product because the conditional marketing authorization has been revoked or not renewed, or the regulatory authority refused finally to grant a regular marketing authorization.
Regulatory authorities in the EU or other jurisdictions outside the EU may make a product available for compassionate reasons to a group of patients with a chronically or seriously debilitating disease or whose disease is considered to be life-threatening, and who cannot be treated satisfactorily with an authorized medicinal product provided that the product is subject of an application for marketing authorization or is undergoing clinical trials. If we would request a regulatory authority to make our product available to patient under these conditions the regulatory authority may reject our request if, for example, it considers that the patients concerned can be treated satisfactorily with other products that are already authorized.
Programs which make products available under the conditions mentioned above are usually authorized for a limited period of time (e.g., one year). Regulatory authorities may not renew expiring authorizations for these programs if we terminate prematurely a clinical trial with our product or decide not to submit or to withdraw an application for marketing authorization in the jurisdiction concerned. That may, for example, happen because pharmacovigilance data or other data collected during our clinical trials indicate that our product does not have the appropriate benefit-risk balance.
Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.
Our lonafarnib product candidate has been studied in thousands of oncology patients, and the most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), weight loss, fatigue and rash. Use of Zokinvy to reduce the risk of mortality in HGPS, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, has been reported to cause ECG abnormalities, but these ECG abnormalities have not resulted in a risk of mortality for these patients. There is no guarantee that additional or more severe side effects or other properties will not be identified through ongoing clinical studies by other uses of lonafarnib for other indications or our own clinical trials. Our peginterferon lambda product candidate is well-characterized and has been studied in thousands of HBV and HCV patients, and the most common adverse events seen are moderate headache, pyrexia, fatigue, and myalgia. ALT flares that were seen result from vigorous antiviral immunological response to treatment, not due to direct hepatotoxicity. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies for other uses of peginterferon lambda. Undesirable side effects, other properties, and negative results for other indications may negatively impact the development and potential for approval of our product candidates for our proposed indications. For example, the ECG abnormalities seen with lonafarnib in HGPS and PL patients has the potential to impact the labeling for lonafarnib-based regimens for HDV. Our avexitide product candidate has been studied in 39 HI patients and over 70 PBH patients, and the most common adverse events are injection site bruising/reaction, nausea, and headache. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies for other uses of avexitide in clinical trials.
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
Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product candidate may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety, efficacy, purity and/or potency of the product candidate. We will be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities.
Any new legislation addressing product safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. If our original marketing approval for a product candidate was obtained through an accelerated approval pathway, we could be required to conduct a successful post-marketing clinical study to confirm the clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.
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
In addition, prescription drugs and biologics may be promoted only for the approved indications in accordance with the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label may be subject to significant liability.

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
We have relied upon and plan to continue to rely upon investigators and third-party CROs to conduct, monitor and manage our ongoing clinical programs. We rely on these parties for execution of clinical studies and manage and control only certain aspects of their activities. We remain responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We, our investigators, and our CROs and other vendors are required to comply with all applicable laws, regulations and guidelines, including those required by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of our investigators, CROs or vendors fail to comply with applicable laws, regulations and guidelines, the results generated in our clinical studies may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional studies before approving our marketing applications. We cannot assure you that our CROs and other vendors will meet these requirements, or that upon inspection by any regulatory authority, such regulatory authority will determine that efforts, including any of our clinical studies, comply with applicable requirements. Our failure to comply with these laws, regulations and guidelines may require us to repeat clinical studies or conduct larger additional studies, which would be costly and delay the regulatory approval process.
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
With respect to our lonafarnib program, we procured an inventory of product from Merck to supply our initial clinical study needs. In 2016, we transferred the manufacturing of drug substance and drug product to our third-party contractors. The material used for lonafarnib HDV pivotal trials, ongoing progeria clinical studies and expanded access program, and commercial Zokinvy supply are sourced from Eiger-controlled CMOs. These same vendors are currently under development for commercial qualification. Materials used for our avexitide clinical trials are also sourced from CMOs. Our vendors have successfully made GMP batches for our clinical studies, however, our trials could be delayed if quality, stability, or other issues occur in relation to the manufacture of any unique batch. If these CMOs are not able to provide us with sufficient quantities of product for our clinical trials or in support of our commercialization of potential products on a timely basis, or at all, whether due to production shortages or other supply interruptions resulting from any delay, our clinical trials or regulatory approval may be delayed, or could impair our ability to generate revenue from the sale of such product candidate.
We rely and expect to continue to rely on third parties to manufacture our clinical product supplies, and if those third parties fail to obtain approval of government regulators, fail to provide us with sufficient quantities of product, or fail to do so at acceptable quality levels or prices our product candidates could be stopped, delayed, or made less profitable.
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
•the safety, efficacy, purity and/or potency of the product as demonstrated in clinical studies and potential advantages over competing treatments;
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
Even if a product displays a favorable safety, efficacy, purity and/or potency profile upon approval, market acceptance of the product remains uncertain. Efforts to educate the medical community and third-party payors on the benefits of the products may require significant investment and resources and may never be successful. If our products fail to achieve an adequate level of acceptance by physicians, patients, third-party payors, and other health care providers, we will not be able to generate sufficient revenue to become or remain profitable.
Failure to obtain or maintain adequate reimbursement or insurance coverage for new or current products could limit our ability to market those products and decrease our ability to generate revenue.
We cannot be sure that reimbursement will be available for our products and, if coverage and reimbursement are available, what the level of reimbursement will be. Coverage may also be more limited than the indications for which the product is approved by the FDA or comparable foreign regulatory authorities. Reimbursement may impact the demand for, or the price of, our products.
The pricing, coverage and reimbursement of our products must be sufficient to support our commercial efforts and other development programs and the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to be able to afford expensive treatments, particularly in Orphan Drug designated indications where the eligible patient population is small. Sales of our products will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid for or reimbursed by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or government authorities, private health insurers, and other third-party payors. If coverage and reimbursement are not available, or are available only in limited amounts, we may have to subsidize or provide products for free or we may not be able to successfully commercialize our products. For example, Zokinvy for patients with HGPS and processing-deficient progeroid laminopathies provided under an expanded access program may not result in reimbursement.
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
In the EU, coverage and reimbursement status of our products, if approved, are provided for by the national laws of the EU Member States. In the EU, pricing and reimbursement schemes vary widely from Member State to Member State. Some Member States provide that products can only be effectively marketed after a reimbursement price has been agreed. Some Member States may require the completion of additional studies in order to compare the cost-effectiveness of a particular drug candidate to currently available therapies (so called health technology assessment, or HTA) in order to obtain reimbursement or pricing approval. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the Company placing the product on the market. Other Member States may allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on healthcare costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade (arbitrage between low-priced and high-priced Member States), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.
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
Under the Orphan Drug Act, the FDA may designate a product as an Orphan Drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the product will be recovered from sales in the United States. In the European Union (the EU), the EMA’s Committee for Orphan Medicinal Products (COMP) grants Orphan Drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. In the United States, Orphan Drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has Orphan Drug designation, the product is entitled to Orphan Drug exclusivity, which means the FDA may not approve any other application to market the same product for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity.
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
Because the extent and scope of patent protection for our products may in some cases be limited, Orphan Drug designation is especially important for our products for which Orphan Drug designation may be available. For eligible products, we plan to rely on the exclusivity period under the Orphan Drug Act to maintain a competitive position. If we do not obtain or maintain Orphan Drug exclusivity for our drug and biological products that do not have broad patent protection, our competitors may then sell the same drug to treat the same condition sooner than if we had obtained Orphan Drug exclusivity and our revenue will be reduced.
Even though we have Orphan Drug designations for each of our development programs in the United States and Europe, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain Orphan Drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products with different active moieties can be approved for the same condition. Even after an Orphan Drug is approved, the FDA or EMA can subsequently approve the same product with the same active moiety for the same condition if the FDA or EMA concludes that the later product is safer, more effective, or makes a major contribution to patient care. Orphan Drug designation neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process.
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
We, independently or together with our licensors, have filed several patent applications covering various aspects of our product candidates. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced. Although we have licensed a number of patents covering methods of use and certain compositions of matter, we do not have complete patent protection for our product candidates. For example, in connection with the arbitration with PRF described in Part I, Item 3 Legal Proceedings below, PRF is indirectly challenging the validity of our in-license of certain patents covering the methods of treating HGPS and progeroid laminopathies. Likewise, most of the patents or applications covering products that we have licensed in from Stanford have limited protection outside of the United States. Therefore, a competitor could develop the same or similar product that may compete with our product candidate.
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
The annual reassessment by the EMA of the risk-benefit balance, including information on the safe and effective use, for Zokinvy may not be positive, leading to a variation, suspension, revocation of our MA or fulfillment of additional specific obligations.
On July 20, 2022, we announced that the European Commission (EC) granted an MA under the exceptional circumstances procedure for Zokinvy to treat patients aged 12 months and older with HGPS and PL. The EC authorization follows the positive opinion granted by the CHMP in May 2022 which found that the risk-benefit balance for Zokinvy is favorable to recommend the granting of a MA although the rarity of the disease means that it was not possible to obtain complete information on Zokinvy during the assessment process. As a result, the MA was issued under the exceptional circumstances procedure and subject to the EMA’s continued review on an annual basis of new efficacy and safety information which may become available.
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
If there are patents listed for our products in the Orange Book after approval by the FDA, ANDAs and 505(b)(2) NDAs with respect to those products would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. We cannot predict whether any patents issuing from our pending patent applications will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents, or the outcome of any such suit.
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

Risks Related to our Business Operations
Our future success depends in part on our ability to attract, retain, and motivate qualified personnel.
On December 14, 2022, David Cory resigned as our President and Chief Executive Officer and a member of our Board, and on January 3, 2023, Sriram Ryali notified the Company of his resignation as the Company’s Chief Financial Officer, effective January 20, 2023, and on February 17, 2023, Erik Atkisson resigned as our General Counsel, Corporate Secretary and Chief Compliance Officer.

The Board has appointed Dr. David Apelian as the Company’s Interim President and Chief Executive Officer, and Dr. Apelian will remain a member of the Board. We are highly dependent on Dr. Apelian until we hire a full-time non-interim President and Chief Executive Officer, and will need to attract and retain appropriate finance and other personnel.
Recruiting and retaining other qualified employees, consultants, and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of highly qualified personnel in our industry, which is likely to continue. As a result, competition for personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in development and commercialization of our product candidates may make it more challenging to recruit and retain qualified personnel. The inability to recruit and retain qualified personnel, including appropriate finance and legal personnel, the loss of the services of Dr. Apelian, or the failure to hire a fulltime President and Chief Executive Officer and other qualified management personnel, may impede the progress of our research, development, and commercialization objectives and would negatively impact our ability to succeed in our in-licensing strategy.
We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.
As of December 31, 2022, we had 56 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
In the United States, there have been and continue to be a number of legislative initiatives to reform the delivery and payment for healthcare items and services. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the ACA was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. This law was designed to expand access to health insurance coverage for uninsured and underinsured individuals while at the same time containing overall healthcare costs. The framework of the ACA and other healthcare reforms continues to evolve as a result of executive, legislative, regulatory, and administrative developments. For example, Congress has enacted several laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, the health insurer tax. More recently, for calendar years 2021 and 2022, the American Rescue Plan Act of 2021 temporarily increased premium tax credit assistance established under the ACA to help eligible individuals cover premiums for health insurance purchased through the health insurance marketplace and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The Inflation Reduction Act of 2022 extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. On January 28, 2021, President Biden issued an executive order instructing certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. There have also been numerous historical challenges and amendments to certain aspects of the ACA, and on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It is unclear how the healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal, amend or replace the ACA will impact the ACA and our business.
Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in Congressional and federal agency inquiries regarding pricing and related practices, as well as proposed and enacted federal and state legislation and regulation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the American Rescue Plan Act of 2021 included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Previously, under the ACA, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. Effective January 1, 2024, manufacturers’ Medicaid Drug Rebate Program rebate liability will no longer be capped, potentially resulting in a manufacturer paying more in Medicaid Drug Rebate Program rebates than it receives on the sale of certain covered outpatient drugs. Additionally, on July 9, 2021, President Biden issued an Executive Order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the Executive Order stated that the Biden administration will “support aggressive legislative reforms that would lower prescription drug prices, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and through other related reforms.” In response to the Executive Order, on September 9, 2021, HHS issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. In August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the Inflation Reduction Act of 2022 imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap benefit annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services. The Biden administration continues to direct the Department of Health and Human Services to consider new healthcare payment and delivery models that would lower drug costs and promote access to innovative therapies for beneficiaries enrolled in the Medicare and Medicaid programs. We cannot predict how, or to what extent, the Biden administration’s drug pricing policies will affect our products.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any legislation aimed at further healthcare reform may have the effect of limiting the amounts that government agencies will pay for healthcare products and services. Policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation, could result in significant changes to the health care system, which may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates, or additional pricing pressures.
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
In comparison, as matters currently stand, under the terms of the Northern Ireland Protocol (the NIP), implemented by the EU (Withdrawal Agreement) Act 2020, Northern Ireland is treated for the same purposes as if it were still an EU Member State, and must remain aligned to the EU single market and customs rules. The UK government has also introduced a bill ‘Northern Ireland Protocol Bill’ which if enacted into law would enable the government to unilaterally disapply parts of the NIP which may lead to changes to the regulatory environment in Northern Ireland, and may trigger retaliatory measures against the UK by the EU. However, on February 27, 2023, the UK government and the EU Commission reached political agreement on a package of proposed amendments to the NIP (Windsor Framework). According to the UK government, if these proposals are implemented, this would lead to a “carve-out from EU rules” and, amongst other measures, the UK medicines regulator (MHRA) would be responsible for approving medicines for the whole UK market, meaning that medicinal products available in Northern Ireland will not have to comply with EU law but rather with UK law, so medicinal products would be able to freely circulate between Northern Ireland and Great Britain. Furthermore, the UK government has said that it will withdraw the Northern Ireland Protocol Bill under the Windsor Framework if it is implemented. The future regulatory framework for medicines in Northern Ireland will remain uncertain until the proposals are passed into law. The EU-UK Trade and Cooperation Agreement allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on Eiger’s business.

Companies now need to comply with a separate UK regulatory legal framework in order to commercialize medicinal products in Great Britain (namely, England, Wales and Scotland, as EU law currently applies in Northern Ireland). For instance, Great Britain will no longer be covered by centralized marketing authorizations (as matters stand, under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of three years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required. The MHRA has also introduced new procedures aimed at accelerating regulatory approvals and time to market, including ‘rolling reviews’ and the Innovative Licensing and Access Pathway (ILAP) although eligibility requirements apply.
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
We have conducted in the past and are currently conducting clinical trials in the United States, Canada, Australia, Turkey, Germany, Pakistan, New Zealand, Mongolia, Spain, France, Bulgaria, Romania, Taiwan, Sweden, Italy, Belgium, Switzerland, United Kingdom, Greece, Moldova, Ukraine, Russia, and Israel, and accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. Emerging regions, such as Eastern Europe, Latin America, Asia, and Africa, as well as more developed markets, such as the United Kingdom, France, Germany, and Australia, provide clinical study opportunities for us. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, both Turkey and Pakistan are key regions for clinical activity relating to Hepatitis Delta Virus, and further outbreaks of violence and political instability in the region could disrupt our clinical operations or otherwise limit our ability to access or conduct clinical studies in those regions. Certain countries have closed their borders due to COVID-19 preventing activation of clinical sites. Actions taken by the Russian Federation in Ukraine and surrounding areas have destabilized the region and caused the adoption of comprehensive sanctions by, among others, the EU, the United States and the UK, which restrict a wide range of trade and financial dealings with Russia and Russian persons, as well as certain regions in Ukraine, including by imposing stricter export controls, prohibiting dealings with major Russian banks and credit institutions, and prohibiting trade with the Donetsk, Luhansk, Kherson and Zaporizhzhia regions of Ukraine. In addition, clinical site initiation and patient enrollment may be delayed, and we may not be able to access sites for initiation, monitoring and data collection in regions affected by the Russian invasion of Ukraine, including due to the prioritization of hospital resources away from clinical trials or as a result of government imposed curfews, warfare, violence or other governmental action or events that restrict movement. Some patients may not be able to comply with clinical trial protocols if the conflict impedes patient movement or interrupts healthcare services. We could also experience disruptions in our supply chain or limits to our ability to obtain sufficient materials for our products in certain regions. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our operations and prospects.
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
Our business has been adversely affected by COVID-19 and could be materially and adversely impacted by COVID-19 or other health epidemics in regions where we have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The ongoing effects of the pandemic and government and other responses thereto, including shelter-in-place orders and our work-from-home policies, may continue to negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of any restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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
The FDA and EMA have in the past suspended, may continue to suspend, prioritize or delay certain foreign inspections, and if there continues to be a suspension or delay in inspections, our product application reviews and potential approvals could be impacted or delayed. Further, ongoing surges in COVID-19 case numbers with the emergence of new variants and sub-variants have contributed to interruptions in FDA’s surveillance capabilities, and such disruptions may persist in the future as a result of future surges. We cannot predict whether, and when, FDA will decide to pause or resume inspections due to the COVID-19 pandemic.
Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic, including providing guidance regarding the conduct of clinical trials. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, or impact reviews or other regulatory activities, it could significantly impact the ability of the FDA or other foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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

•failure to obtain or maintain Orphan Drug designation;
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
ITEM 1B. Unresolved Staff Comments
Not applicable.
ITEM 2. Properties
Our corporate headquarters are located at 2155 Park Blvd in Palo Alto, California 94306 in a facility we lease encompassing 8,029 square feet of office space. The lease commenced on March 1, 2018 and was to expire five years after the commencement date. The lease had one three-year renewal option prior to expiration and included rent escalation clauses through the lease term. In February 2023, the Company amended the lease to extend the lease term for an additional year from March 1, 2023 to February 28, 2024. The amendment also included a one year renewal option.
ITEM 3. Legal Proceedings
We do not list all routine litigation matters with which we are a party. We discuss below certain pending matters. In determining whether to discuss a pending matter, we consider both quantitative and qualitative factors to assess materiality, such as, among others, the amount of damages alleged and the nature of other relief sought, if specified; our view of the merits of the claims and of the strength of our defenses; and whether the action purports to be, or is, a class action the jurisdiction in which the proceeding is pending.
Schoen v. Eiger BioPharmaceuticals, Inc., et al., Case No. 22-cv-06985
On November 8, 2022 a putative securities class action complaint was filed in the United States District Court for the Northern District of California alleging that the company and two former executives violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5. The complaint alleges generally that between March 2021 and October 2022 material misstatements and omissions were made to shareholders regarding the TOGETHER study of peginterferon lambda for the treatment of COVID-19 as well as the likelihood of FDA approval of an Emergency Use Authorization for peginterferon lambda. The Court appointed a lead plaintiff on March 2, 2023. The litigation is currently ongoing.
The Progeria Research Foundation, Inc. v. Eiger BioPharmaceuticals, Inc. Arbitration
On November 15, 2022, the Company received a demand for arbitration (Demand) from claimant The Progeria Research Foundation, Inc. (PRF) asserting two claims under a May 15, 2018 Collaboration and Supply Agreement (the PRF Collaboration Agreement) between the parties. PRF has alleged that the Company breached an obligation to supply quantities of a drug as requested by PRF. PRF also has a claim for declaratory relief regarding the grant of licenses under the PRF Collaboration Agreement. On January 18, 2023, the Company filed a response to the Demand denying PRF’s claims, contesting the arbitrability of PRF’s claim for declaratory relief, and asserting a counterclaim for declaratory relief related to the contractual provision underlying PRF’s original drug supply claim. To give the parties an opportunity to discuss a potential negotiated resolution of their dispute, the arbitration has been suspended through the end of 2023. As a result, all arbitration activities are now on hold, and the final hearing, originally scheduled for May 9 – 12, 2023, in Boston, Massachusetts, has been taken off calendar.
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
Holders of Record
As of March 13, 2023, there were approximately 20 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2022:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options ($/share)	(c) Number of Shares Remaining Available For Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(1)	(2)
Equity compensation plans approved by stockholders(3)	6,784,590	$9.00	2,764,517
Equity compensation plans not approved by stockholders	—	—	—
Total	6,784,590	$9.00	2,764,517
(1)The amount shown in column (a) includes 6,143,183 outstanding options and 641,407 restricted and performance stock units.
(2)The weighted average exercise price in column (b) includes options only as restricted and performance stock units do not have an exercise price.
(3)As of December 31, 2022, the number of securities remaining available for issuance in column (c) includes 1,976,460 share available for future issuance in the form of options or restricted stock, restricted or performance stock units, or restricted stock awards under our Amended and Restated 2013 Equity Incentive Plan and 2021 Inducement Plan and 788,057 shares remained available for future issuance under our 2013 Employee Stock Purchase Plan (ESPP).
Unregistered Sales of Equity Securities

On June 1, 2022, in connection with the Innovatus Loan, we entered into a Common Stock Purchase Agreement (the Purchase Agreement) with Innovatus Life Sciences Lending Fund I, LP, Innovatus Life Sciences Offshore Fund I-A, LP, Innovatus Flagship Fund I, LP, and Innovatus Flagship Offshore Fund I, LP (each an Investor, and collectively the Investors) for the sale and issuance of common stock with an aggregate value of $5.0 million. The closing occurred on June 1, 2022, and we sold and issued 749,053 shares of common stock (the Shares) to the Investors at a per share purchase price of $6.6751, the preceding five-day volume-weighted average price per share.
The Shares were sold and issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. The Company relied upon these exemptions from registration based in part on the representations made by the Investors in the Purchase Agreement. The Investors will acquire the Shares for investment for the Investors’ own account and not with a view to or for sale in connection with any distribution thereof, and appropriate legends will be affixed to the Shares.
A portion of the loan proceeds was used to repay in full the approximately $33.5 million of aggregate principal amount, unpaid interest, and exit fees in connection with our loans outstanding owed to Oxford Finance LLC. Refer to Note 8 of our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for additional details.
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
D-LIVR is the pivotal Phase 3 study of lonafarnib boosted with ritonavir, alone or in combination with peginterferon alfa-2a, for HDV. The study completed enrollment of 407 patients, and we announced topline Week 48 data in December 2022, with week 72 data expected in mid-2023. LIMT-2 is the pivotal Phase 3 study of peginterferon lambda for HDV.
We are also developing avexitide, a first in class, well-characterized GLP-1 antagonist, as a targeted treatment for two metabolic diseases with high unmet medical needs and no approved therapies: congenital hyperinsulinism (HI) and post-bariatric hypoglycemia (PBH). Avexitide has completed Phase 2 for both indications, and we initiated Phase 3 study start-up activities for HI in 2022. In connection with our Phase 3, start-up activities, we observed low levels of product-related impurities in the finished drug product. Although not unusual for this class of compounds, we are working with our CMO's to control and qualify these materials and plan to initiate dosing in Phase 3 when an adequate supply of materials with a sufficient shelf-life has been released.
The FDA approved our first commercial product, Zokinvy (lonafarnib), to reduce the risk of mortality of Hutchinson-Gilford progeria syndrome (HGPS) and for treatment of processing-deficient progeroid laminopathies (PL) with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, on November 20, 2020. Collectively known as progeria, these are ultra-rare and rapidly fatal genetic conditions of accelerated aging in children. On July 20, 2022, we announced that the European Commission (EC) granted Eiger a centralized marketing authorization (MA) under the exceptional circumstances procedure for Zokinvy for the treatment of HGPS and PL, ultra-rare and rapidly fatal genetic conditions of accelerated aging in children. The MA is subject to the EMA’s continued review on an annual basis of new efficacy and safety information which may become available. The EC's centralized MA is valid in all 27 EU member states plus Iceland, Liechtenstein, and Norway. Regulatory review is ongoing by the UK's Medicine and Healthcare products Regulatory Agency (MHRA) as part of the UK's European Commission Decision Reliance Procedure, which has been extended to apply across Great Britain until December 31, 2023.
We commercially launched Zokinvy in the U.S. in January 2021 and in Europe in November 2022 and started to record product revenue in the first quarter of 2021. Our first European sales were recognized in the fourth quarter of 2022.
We have historically incurred operating losses in each year since inception and we expect to incur losses for the foreseeable future. We had a net loss of $96.8 million, $33.9 million and $65.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $437.2 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.
We expect to incur significant expenses and increasing operating losses for at least the next several years as we initiate and continue the clinical development of, and seek regulatory approval for, and potentially commercialize our product candidates, which will require the addition of new personnel and upgrades to our information technology systems. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve additional regulatory approvals. We have initiated a formal program prioritization assessment with a focus on enhancing long-term shareholder value while fulfilling the promise of advancing our high-potential product candidates for patients with serious diseases.
Recent Developments
Both Lonafarnib-based Treatments in Pivotal Phase 3 D-LIVR Trial in Hepatitis Delta Virus (HDV) Achieved Statistical Significance Against Placebo in Composite Primary Endpoint
On December 8, 2022, we announced topline Week 48 data from the Phase 3 D-LIVR study (N=407) evaluating lonafarnib in two regimens in patients with chronic HDV: lonafarnib boosted with ritonavir alone (all-oral) and in combination with peginterferon alfa (combination). The composite primary endpoint was a ≥2 log decline in HDV RNA and normalization of alanine aminotransferase (ALT) at the end of 48 weeks of treatment compared to placebo.
Topline Week 48 results showed that both treatment arms achieved statistical significance over placebo in the composite primary endpoint as well as the component virologic and biochemical responses. Study participants receiving the all-oral therapy and combination therapy showed a composite response of 10.1% (p=0.0044) and 19.2% (p <0.0001), respectively, compared to those receiving placebo (1.9%). Study participants receiving the all-oral therapy and combination therapy showed statistically significant improved rates of ALT normalization of 24.7% (p=0.003) and 34.4% (p<0.0001), respectively, compared to those receiving placebo (7.7%). A peginterferon alfa comparator arm was included in the study to show contribution of effect. The composite response rate in the all-oral arm was comparable to the peginterferon alfa arm (10.1% vs 9.6%). The composite response rate in the combination arm was twice that of the peginterferon alfa arm (19.2% vs 9.6%).
Key secondary endpoint of proportion of patients with improvement in histological response rate demonstrated with statistical significance in combination arm vs placebo.
Eiger plans to engage with regulatory agencies, beginning with a request for a pre-NDA meeting with FDA in Q1 2023 with a meeting anticipated in Q2 2023, to discuss pathways for regulatory submissions. The full D-LIVR dataset, including analyses of the 24-week post-treatment period, would be included in potential regulatory submissions.
Update on Plans for Emergency Use Authorization (EUA) Application Following U.S. FDA Feedback
On October 5, 2022, we announced that, following feedback from FDA, we will not submit an EUA application of peginterferon lambda for the treatment of patients with mild-to-moderate COVID-19.
Following our press release on September 6, 2022, in which we updated on the status of our planned EUA based on recent communications with the FDA, we submitted a pre-EUA meeting request to the FDA as well as additional morbidity and mortality outcomes data and analyses from the investigator-sponsored TOGETHER study. This included further statistical modeling and efficacy analyses of the study's primary and secondary endpoints and long-term follow-up data that we believe continues to support the topline outcomes reported in March. In response, the FDA denied the request for a pre-EUA meeting. Citing its concerns with the conduct of the TOGETHER study, the FDA concluded that any authorization request based on these data is unlikely to meet the statutory criteria for issuance of an EUA in the current context of the pandemic.
The FDA suggested that, given peginterferon lambda's mechanism of action and the ongoing need for improved COVID-19 therapeutics, we should consider requesting an end-of-Phase 2 meeting to discuss a company-sponsored pivotal trial that could support an eventual Biologics License Application (BLA), We are evaluating next steps for this program in the U.S., as well as ex-U.S. emergency use authorization pathways, and strategic options for the continued development of peginterferon lambda for COVID-19 and other respiratory viral infections.
Financial Operations Overview
Product Revenue, Net
Our product revenue, net consists of sales of Zokinvy® (lonafarnib) for HGPS and processing-deficient progeroid laminopathies in the United States and under a reimbursed early access program, or cohort ATU program, in France. In November 2022, sales of Zokinvy launched commercially in Europe through our wholly owned subsidiary in Ireland.

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
◦personnel costs, which include salaries, benefits and stock-based compensation expense;
◦allocated facilities and other expenses, which include expenses for rent and maintenance of facilities and depreciation expense; and
◦regulatory expenses and technology license fees related to development activities.
The largest component of our operating expenses has historically been the investment in clinical trials, including contract manufacturing arrangements, clinical trial material related costs and other research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Product candidates:
Lonafarnib	$25,643	$32,732	$25,051
Peginterferon Lambda	21,563	17,322	6,128
Avexitide	9,596	3,082	1,891
Internal research and development costs	18,480	11,300	8,520
Total research and development expense	$75,282	$64,436	$41,590
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
The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in timely developing and achieving regulatory approval for our product candidates. The probability of success of our product candidates may be affected by numerous factors, including clinical data, competition, intellectual property rights, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. The COVID-19 pandemic presents additional risks and uncertainties associated with developing drugs, as further described in Item 1A, "Risk Factors".
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
Other (expense) income, net
Other (expense) income, net primarily consists of the loss on extinguishment of debt recorded during the year ended December 31, 2022.
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
Accrued Research and Development Costs
We accrue for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated services provided but not yet invoiced and includes these costs in accrued liabilities in the consolidated balance sheets and within research and development expenses in the consolidated statements of operations. We accrue for these costs based on factors such as estimates of the work completed and in accordance with agreements established with our third-party service providers. We make judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, we adjust our accrued liabilities.
Inventories
Inventories are stated at the lower of cost, determined based on actual costs, or estimated net realizable value, on a first-in, first-out basis. Inventories consist of raw materials, work-in-process, and finished goods.
Prior to regulatory approval of our product candidates, expenses incurred to manufacture products are recorded as research and development expense. We begin capitalizing these expenses as inventory upon regulatory approval. We periodically assess the recoverability of our inventory and reduce the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write-downs for excess, defective, and obsolete inventory are recorded as a cost of sales. We wrote-down $1.0 million of inventories for the year ended December 31, 2022. There were no write-downs in prior periods.
Product Revenue
We recognize product revenue when a customer obtains control of our product, which occurs at a point in time, typically upon delivery to a customer as the delivery of the product is our only performance obligation. Shipping and handling activities are fulfillment activities rather than a separate performance obligation and are recorded in cost of sales.
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
Rebates: Our product is subject to government mandated rebates for Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Benefit Program, and other government health care programs in the United States, and other countries. Rebate amounts are based upon contractual agreements or legal requirements with public sector benefit providers. We use the expected-value method for estimating these rebates based on statutory discount rates and expected utilization. The expected utilization of rebates is estimated based on expected coverage of identified patients. Estimates for these rebates are adjusted quarterly to reflect the most recent information. We record an accrued liability for unpaid rebates related to products for which control has been transferred to a customer.
Prompt payment discounts: We provide a discount to a customer if it pays for purchases within 30 days. We expect that our customers will earn prompt payment discounts and use the most likely amount method for estimating such discounts. As a result, when revenues are recognized, we deduct the full amount of the prompt payment discounts from total product revenues and record these discounts as a reduction of accounts receivable.
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
The Black-Scholes option-pricing model includes the following assumptions:
Expected Term. The expected term represents the number of years that we estimate, based primarily on historical experience, that the options will be outstanding prior to exercise.
Expected Volatility. The expected volatility for stock options is based on the Company's historical stock price volatility.

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
The estimated fair value of equity awards that contain performance conditions is expensed over the term of the award once we have determined that it is probable that performance conditions will be satisfied.
Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table summarizes results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,		$ Change	% Change
	2022	2021
Product revenue, net	$12,734	$12,142	$592	5%
Other revenue	750	—	750	*
Total revenue	13,484	12,142	1,342	11%
Costs and operating expenses:
Cost of sales	1,837	745	1,092	147%
Research and development	75,282	64,436	10,846	17%
Selling, general and administrative	29,105	23,900	5,205	22%
Total costs and operating expenses	106,224	89,081	17,143	19%
Loss from operations	(92,740)	(76,939)	(15,801)	21%
Interest expense	(4,132)	(3,559)	(573)	16%
Interest income	1,082	158	924	585%
Other (expense) income, net	(963)	46,487	(47,450)	(102)%
Loss before provision for income taxes	(96,753)	(33,853)	(62,900)	186%
Provision for income taxes	23	64	(41)	(64)%
Net loss	$(96,776)	$(33,917)	$(62,859)	185%
*Percentage not meaningful or not material.
Product revenue, net
Product revenue, net change was flat for the year ended December 31, 2022, from the same period of 2021.

Other revenue
Other revenue of $0.8 million for the year ended December 31, 2022 reflects the upfront payment received from AnGes, Inc. under the terms of the MDA, which was executed in May 2022.
Cost of sales
Cost of sales increased by $1.1 million to $1.8 million for the year ended December 31, 2022, from $0.7 million for the same period in 2021. The increase was primarily due to a non-conforming batch of inventory that was written off during the year ended December 31, 2022.
Research and development expenses
Research and development expenses increased by $10.8 million to $75.2 million for the year ended December 31, 2022, from $64.4 million for the same period in 2021. The increase was primarily due to a $6.6 million increase in headcount related expenses, including stock-based compensation expense and travel expenses related to participation in scientific conferences, a $5.3 million increase in clinical and manufacturing spend for activities related to Avexitide Phase 3 readiness, a $5.0 million milestone related to the Phase 3 LIMT-2 study of peginterferon lambda for HDV under the BMS License Agreement, which occurred in March 2022, a $2.4 million increase in other outside services across programs including consulting and advisory services and a $0.3 million increase in operational overhead cost. These increases were partially offset by a $7.5 million decrease in clinical and contract manufacturing expenditures on Lonafarnib as patients rolled off the study program and a $2.1 million decrease in costs associated with the support of an investigator sponsored study for peginterferon lambda for COVID.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $5.2 million to $29.1 million for the year ended December 31, 2022, from $23.9 million for the same period in 2021. The increase was primarily due to a $2.9 million increase in outside services, including consulting, advisory and accounting services, a $2.1 million increase in headcount related expenses and a $0.3 million increase in other operating expenses, all to support company growth. The increases were partially offset by a $0.1 million decrease in sales and marketing expense.
Interest expense
Interest expense increased by $0.6 million compared to the same period in 2021. The increase was primarily due to an increase in the outstanding principal balance of our long-term borrowings related to the Innovatus loan.
Interest income
Interest income increased by $0.9 million compared to the same period in 2021. The increase was primarily due to an increase in the average balance of money market funds and available-for-sale securities during 2022 along with an increase in interest rates.
Other (expense) income, net
Other (expense) income, net changed by $47.5 million compared to the same period in 2021. The change was primarily due to $46.5 million net proceeds received from the sale of our rare pediatric disease priority review voucher to AbbVie Inc in 2021 and a $1.1 million loss on early extinguishment of the Oxford loan in 2022.
Provision for income taxes
Provision for income taxes decreased by $41,000 compared to the same period in 2021. The change was primarily due to the tax expense related to state taxes.

Liquidity and Capital Resources
Sources of Liquidity
As of December 31, 2022, we had $98.9 million of cash, cash equivalents and short-term debt securities, comprised of $25.8 million of cash and cash equivalents and $73.1 million of short-term debt securities available-for-sale, and an accumulated deficit of $437.2 million.
On June 1, 2022, we entered into a loan and security agreement with Innovatus Life Sciences Lending Fund I, LP (Innovatus), providing for up to $75.0 million funded in three tranches with a maturity date of August 31, 2027. We were funded $40.0 million in June 2022 at the closing, of which approximately $33.5 million was used to pay off the Oxford Loan. We recorded a loss of $1.1 million on early extinguishment of the debt which was recognized as a component of Other (expense) income, net in the consolidated statement of operations and comprehensive loss. As part of the agreement with Innovatus, we are required to maintain a cash balance of not less than 5% of the aggregate principal amount of funded and outstanding term loans at all times. We are currently eligible to draw the $17.5 million under Tranche B, but have not done so as of December 31, 2022.
Additionally, in connection with entering into the Innovatus Loan, we entered into a Stock Purchase Agreement with Innovatus for the sale of common stock with an aggregate value of $5.0 million. On June 1, 2022, we issued 749,053 shares of common stock to Innovatus at a per share purchase price of $6.6751.
On March 25, 2022, we entered into a new Open Market Sale AgreementSM with Jefferies, pursuant to which we can sell up to a maximum of $50.0 million of our common stock in offerings that are deemed “at the market” offerings as defined in Rule 415 under the Securities Act, under Eiger’s effective shelf registration statement (the 2022 ATM Facility). In April 2022, we completed offerings from the 2022 ATM facility for a total of 2,686,288 shares of our common stock resulting in net proceeds of $20.8 million, after deducting commissions costs. No additional offerings were completed since April 2022. As of December 31, 2022, there was approximately $28.7 million remaining under the 2022 ATM Facility for future issuance.
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
We believe that the currently available resources will be sufficient to fund our planned operations for at least the next 12 months following the issuance date of this Annual Report on Form 10-K. However, if our anticipated operating results are not achieved in future periods, we believe that planned expenditures may need to be reduced or we would be required to raise funding in order to fund our operations. Additionally, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic, among other events.
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
We plan to continue to fund losses from operations and capital funding needs through future equity and/or debt financings, as well as potential additional collaborations or strategic partnerships with other companies. As a result of economic conditions, general global economic uncertainty, political change and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. The sale of additional equity, including pursuant to the 2022 ATM Facility, or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to delay, make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business.
Contractual Obligations and Other Commitments
Leases
In October 2017, we entered into a non-cancelable operating facility lease agreement commencing on March 1, 2018 and expiring in February 2023. In February 2023, the Company amended the lease to extend the lease by one year with a one year renewal option. The extended lease will commence on March 1, 2023 and expires on February 28, 2024. We also have additional operating leases that are not considered significant for disclosure. Refer to Note 13 of our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for a description of our contractual obligations as of December 31, 2022.
Asset and License Agreements
We are obligated to make future payments to third parties under asset purchase and license agreements, including royalties and payments that become due and payable on the achievement of certain development and commercialization milestones. Refer to Note 5, Note 6 and Note 7 in our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for a description of our contractual obligations as of December 31, 2022.
Product Development Agreements
On August 11, 2018, we entered into a Product Development Agreement and a First Project Agreement (the Product Agreements), pursuant to which we will receive development program support services for the HDV program. The services are to be provided from July 1, 2018 through the new drug application (NDA) filing. The Product Agreements can be terminated by either party due to material breach or by us without cause with 90 days prior written notice. Refer to Note 5 of our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for additional details.
Innovatus Term Loan
On June 1, 2022, we entered into a term loan and security agreement (Innovatus Loan) with Innovatus, providing for up to $75.0 million funded in three tranches with a maturity date of August 31, 2027. The floating per annum interest rate of the Innovatus Loan is equal to the sum of (a) the greater of (i) the Prime Rate published in the Money Rates section of the Wall Street Journal (or any successor thereto) and (ii) 3.5%, plus (b) 3.75%; provided that, at the election of the Borrower, up to 2.25% of such rate shall be payable in-kind until the third anniversary of the closing date. We received $40.0 million in June 2022 on the Closing Date under Tranche A. The remaining $35.0 million is divided into two tranches (Tranche B and Tranche C). The $17.5 million under each of Tranche B and Tranche C will be available for a period commencing on the later of (a) the first date that we achieve certain development and regulatory milestones applicable to each Tranche and (b) November 1, 2022. Both Tranche B and Tranche C draw periods end on the earlier of (a) June 30, 2024 or (b) an event of default.
Additionally, in connection with entering into the Innovatus Loan, we entered into a Stock Purchase Agreement with Innovatus for the sale of common stock with an aggregate value of $5.0 million. On June 1, 2022, we issued 749,053 shares of common stock to Innovatus at a per share purchase price of $6.6751, the preceding five-day volume weighted average price per share.
A portion of the loan proceeds was used to repay in full the approximately $33.5 million of aggregate principal amount, unpaid interest, and exit fees in connection with our loans outstanding owed to Oxford Finance LLC. Refer to Note 8 of our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for additional details.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(83,010)	$(71,342)
Net cash provided by investing activities	9,632	61,532
Net cash provided by financing activities	76,955	3,167
Net increase (decrease) in cash and cash equivalents	$3,577	$(6,643)
Cash flows from operating activities
Cash used in operating activities for the year ended December 31, 2022 was $83.0 million, which primarily consisted of a net loss of $96.8 million, stock-based compensation expense of $8.3 million, loss on extinguishment of long-term debt of $1.1 million, inventory write down of $1.0 million, non-cash interest expense of $1.2 million, amortization of debt securities discount of $0.7 million, amortization of operating lease right-of-use assets of $0.6 million and depreciation and amortization of $0.3 million. Additionally, cash used in operating activities reflected changes in net operating assets due to an increase of $3.2 million in accounts payable and accrued liabilities primarily due to the timing of payments and a decrease of $0.8 million in accounts receivable partially offset by an increase of $1.4 million in inventories, an increase of $1.3 million in other assets, a decrease of $0.6 million in operating lease liabilities and an increase of $0.2 million in prepaid expenses and other current assets.
Cash used in operating activities for the year ended December 31, 2021 was $71.3 million, which primarily consisted of a net loss of $33.9 million, a $46.5 million gain from the sale of a priority review voucher and $0.3 million income related to an asset purchase agreement which were partially offset by stock-based compensation expense of $7.9 million, amortization of debt securities premiums and discounts of $1.0 million, non-cash interest expense of $0.8 million, amortization of operating lease right-of-use assets of $0.5 million, depreciation and amortization of $0.3 million, and common stock issued under Product Development Agreement of $0.2 million. Additionally, cash used in operating activities reflected changes in net operating assets of $1.3 million due to an increase of $2.4 million in inventory, an increase of $2.6 million in accounts receivable, an increase of $0.6 million in other assets, an increase of $0.7 million in prepaid expenses and other current assets, and a decrease of $0.5 million in operating lease liabilities, partially offset by an overall increase of $5.5 million in accounts payable and accrued liabilities primarily due to the timing of payments.

Cash flows from investing activities
Cash provided by investing activities for the year ended December 31, 2022 was $9.6 million, primarily consisting of $85.1 million of proceeds from maturities of debt securities, which were partially offset by $75.1 million of purchases of debt securities.
Cash provided by investing activities for the year ended December 31, 2021 was $61.5 million, primarily consisting of $99.6 million of proceeds from maturities of debt securities, $46.5 million of net proceeds received from the sale of our priority review voucher, which were partially offset by $84.6 million of purchases of debt securities.
Cash flows from financing activities
Cash provided by financing activities for the year ended December 31, 2022 was $77.0 million, which primarily consisted of $66.4 million of proceeds net of commissions from the issuance of common stock under the 2020 and 2022 ATM Facilities, $39.8 million of proceeds from debt, $5.0 million of proceeds from issuance of common stock to lender, $0.4 million proceeds from issuance of common stock upon stock option exercises and ESPP purchases, which were partially offset by the $33.3 million repayment of debt, $1.1 million payment of debt issuance costs and $0.3 million of common stock offering costs.
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
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements adopted and not yet adopted for the year ended December 31, 2022.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Eiger BioPharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
San Francisco, California
March 16, 2023

Eiger BioPharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands)

	Year Ended December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$25,798	$22,221
Short-term debt securities	73,150	66,594
Accounts receivable, net	1,749	2,576
Inventories	2,853	2,612
Prepaid expenses and other current assets	13,985	9,361
Total current assets	117,535	103,364
Long-term debt securities	—	17,262
Property and equipment, net	696	613
Operating lease right-of-use assets	561	653
Other assets	1,347	4,510
Total assets	$120,139	$126,402
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,975	$7,765
Accrued liabilities	15,655	13,699
Current portion of operating lease liabilities	491	628
Debt, current portion	—	7,809
Total current liabilities	25,121	29,901
Debt, net of current portion	39,625	23,986
Operating lease liabilities	83	116
Total liabilities	64,829	54,003
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized as of December 31, 2022 and 2021; 44,074,284 and 34,568,821 shares issued and outstanding as of December 31, 2022 and 2021, respectively	44	35
Additional paid-in capital	492,759	412,930
Accumulated other comprehensive loss	(300)	(149)
Accumulated deficit	(437,193)	(340,417)
Total stockholders’ equity	55,310	72,399
Total liabilities and stockholders’ equity	$120,139	$126,402
The accompanying notes are an integral part of these consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Product revenue, net	$12,734	$12,142	$—
Other revenue	750	—	—
Total revenue	13,484	12,142	—
Costs and operating expenses:
Cost of sales	1,837	745	—
Research and development	75,282	64,436	41,590
Selling, general and administrative	29,105	23,900	20,559
Total costs and operating expenses	106,224	89,081	62,149
Loss from operations	(92,740)	(76,939)	(62,149)
Interest expense	(4,132)	(3,559)	(3,594)
Interest income	1,082	158	704
Other (expense) income, net	(963)	46,487	(12)
Loss before provision for income taxes	(96,753)	(33,853)	(65,051)
Provision for income taxes	23	64	—
Net loss	$(96,776)	$(33,917)	$(65,051)
Net loss per common share, basic and diluted	$(2.32)	$(1.00)	$(2.31)
Weighted-average common shares outstanding, basic and diluted	41,628,207	33,944,342	28,143,391
The accompanying notes are an integral part of these consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(96,776)	$(33,917)	$(65,051)
Other comprehensive loss:
Unrealized loss on available-for-sale debt securities, net	(51)	(141)	(50)
Foreign currency translation adjustment	(100)	—	—
Comprehensive loss	$(96,927)	$(34,058)	$(65,101)
The accompanying notes are an integral part of these consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	24,523,381	$24	$297,863	$42	$(241,449)	$56,480
Issuance of common stock upon offering at-the-market, net of $3,231 of issuance costs	9,267,760	10	96,750	—	—	96,760
Issuance of common stock upon ESPP purchase	25,645	—	186	—	—	186
Issuance of common stock upon stock option exercise	61,700	—	520	—	—	520
Vesting of common stock under Product Development Agreement	—	—	217	—	—	217
Stock-based compensation expense	—	—	5,973	—	—	5,973
Unrealized loss on available-for-sale debt securities, net	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(65,051)	(65,051)
Balance at December 31, 2020	33,878,486	34	401,509	(8)	(306,500)	95,035
Issuance of common stock upon offering at-the-market, net of $417 of issuance costs	565,938	1	2,684	—	—	2,685
Issuance of common stock upon ESPP purchase	37,619	—	257	—	—	257
Issuance of common stock upon stock option exercise	53,028	—	361	—	—	361
Issuance of common stock upon release of restricted stock units	33,750	—	—	—	—	—
Vesting of common stock under Product Development Agreement	—	—	218	—	—	218
Stock-based compensation expense	—	—	7,901	—	—	7,901
Unrealized loss on available-for-sale debt securities, net	—	—	—	(141)	—	(141)
Net loss	—	—	—	—	(33,917)	(33,917)
Balance at December 31, 2021	34,568,821	35	412,930	(149)	(340,417)	72,399
Issuance of common stock upon offering at-the-market, net of $2,068 of commissions and issuance costs	8,528,074	8	66,102	—	—	66,110
Issuance of common stock upon exercise of stock options	47,367	—	234	—	—	234
Issuance of common stock to lender	749,053	1	4,999	—	—	5,000
Vesting of common stock issued under Product Development Agreement	—	—	19	—	—	19
Issuance of common stock upon ESPP purchase	48,115	—	158	—	—	158
Issuance of common stock upon release of restricted stock units	132,854	—	—	—	—	—
Stock-based compensation expense	—	—	8,317	—	—	8,317
Unrealized loss on available-for-sale debt securities, net	—	—	—	(51)	—	(51)
Cumulative translation adjustment	—	—	—	(100)	—	(100)
Net loss	—	—	—	—	(96,776)	(96,776)
Balance at December 31, 2022	44,074,284	$44	$492,759	$(300)	$(437,193)	$55,310
The accompanying notes are an integral part of these consolidated financial statements

Eiger BioPharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(96,776)	$(33,917)	$(65,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from sale of priority review voucher	—	(46,493)	—
Income related to asset purchase agreement	—	(281)	—
Depreciation and amortization	292	276	167
Inventory write down	1,043	—	—
Amortization of debt securities premiums and discounts	682	996	124
Loss on extinguishment of debt	1,144	—	—
Non-cash interest expense	1,238	776	804
Reduction in the carrying amount of right-of-use assets	550	523	478
Common stock issued under Product Development Agreement	19	218	217
Stock-based compensation	8,317	7,901	5,973
Change in operating assets and liabilities:
Accounts receivable	828	(2,576)	—
Inventories	(1,367)	(2,424)	—
Prepaid expenses and other current assets	(196)	(701)	(3,563)
Other assets	(1,265)	(607)	(1,392)
Accounts payable	1,152	3,234	(1,899)
Accrued liabilities	1,957	2,309	1,491
Operating lease liabilities	(628)	(576)	(534)
Net cash used in operating activities	(83,010)	(71,342)	(63,185)
Investing activities
Purchase of debt securities available-for-sale	(75,101)	(84,647)	(128,295)
Proceeds from maturities of debt securities available-for-sale	85,073	99,630	83,766
Proceeds related to asset purchase agreement	—	281	—
Proceeds from sale of priority review voucher	—	95,000	—
Payments related to priority review voucher	—	(48,507)	—
Purchase of property and equipment	(340)	(225)	(258)
Net cash provided by (used in) investing activities	9,632	61,532	(44,787)
Financing activities
Issuance of common stock upon offering at-the-market, net of commissions	66,402	3,040	96,779
Proceeds from issuance of common stock to lender	5,000	—	—
Proceeds from debt	39,841	—	—
Repayment of debt	(33,277)	—	—
Proceeds from issuance of common stock upon stock option exercises	234	361	520
Proceeds from issuance of common stock upon ESPP purchase	157	257	186
Payment of debt issuance costs	(1,116)	(175)	—
Common stock offering costs	(286)	(316)	(22)
Net cash provided by financing activities	76,955	3,167	97,463
Net increase (decrease) in cash and cash equivalents	3,577	(6,643)	(10,509)
Cash and cash equivalents at beginning of the year	22,221	28,864	39,373
Cash and cash equivalents at end of the year	$25,798	$22,221	$28,864

Supplemental disclosure of cash flow information:
Interest paid	$2,885	$2,783	$2,791
Income taxes paid	$64	$—	$—
Property and equipment purchases included in accounts payable and accrual	$36	$—	$—
Common stock offering costs included in accounts payable and accrual	$6	$—	$—
Right-of-use assets obtained in exchange for lease liabilities	$458	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
1.    Description of Business
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
The Company’s principal operations are based in Palo Alto, California, with subsidiaries in Delaware, Ireland, England and Wales. The Company operates in one segment.
Liquidity
As of December 31, 2022, the Company had $98.9 million of cash, cash equivalents and short-term securities, comprised of $25.8 million of cash and cash equivalents and $73.1 million of short-term debt securities available-for-sale. The Company had an accumulated deficit of $437.2 million and negative cash flows from operating activities as of December 31, 2022. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and until it does, the Company will need to continue to raise additional capital.
Management believes that the currently available resources will be sufficient to fund its planned operations for at least the next 12 months following the issuance date of these consolidated financial statements. However, if the Company’s anticipated operating results are not achieved in future periods, the Company believes that planned expenditures may need to be reduced or it would be required to raise funding in order to fund the operations. Additionally, the Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, among other events.
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
Two customers accounted for approximately 58 percent and 42 percent of the Company’s accounts receivable as of December 31, 2022. One customer accounted for approximately 93 percent of product revenue during the year ended December 31, 2022. Two customers accounted for approximately 66 percent and 34 percent of the Company’s accounts receivable as of December 31, 2021. One customer accounted for approximately 94 percent of product revenue during the year ended December 31, 2021. The Company did not have accounts receivable or revenue in 2020.
Foreign Currency Exchange
Foreign Currency Transaction Risk
The foreign currency transaction risk relates to changes in exchange rates on monetary assets, liabilities, revenues and expenses held at Eiger BioPharmaceuticals Europe Limited. Gains and losses on foreign currency transactions result primarily from monetary assets, liabilities, revenues and expenses denominated in Euro. Aggregated transaction gains for 2022 were $0.1 million. The Company expects the foreign currency gain/loss to continue to fluctuate as long as the Company continue to hold monetary assets and liabilities at the subsidiary. Market uncertainty could potentially lead to significant volatility with foreign currency exchange rates, which could result in additional foreign currency gain/loss.
Foreign Currency Translation Risk
The foreign currency translation risk relates to the translation of the foreign consolidated subsidiary's assets, liabilities, revenues and expenses from the subsidiary's functional currency to the U.S. dollar at each reporting date. Fluctuations in exchange rates may impact the amount of assets, liabilities, revenues and expenses reported on the consolidated balance sheets and consolidated statements of operations. The financial statements of the foreign subsidiary, which has a functional currency other than the U.S. dollar are translated into U.S. dollars using a current exchange rate. Gains and losses resulting from this translation are recognized as a foreign currency translation adjustment within accumulated other comprehensive loss, which is a component of stockholders' equity and comprehensive income (loss). Aggregate translation losses, net of tax, for 2022 were $0.1 million.
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
Debt Securities
Short-term securities consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of acquisition. Long-term securities consist of debt securities classified as available-for-

sale and have maturities greater than 365 days from the date of acquisition. The Company’s debt securities consist of available-for-sale securities that are classified as Level 2 because their value is based on valuations using significant inputs derived from, or corroborated by, observable market data. Unrealized gains and losses on available-for-sale debt securities are excluded from earnings and are reported as a component of accumulated other comprehensive loss. The cost of available-for-sale securities sold is based on the specific-identification method. Realized gains and losses on the sale of debt securities are determined using the specific-identification method and recorded in other (expense) income, net on the accompanying consolidated statements of operations.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Through December 31, 2022, the Company has not impaired any long-lived assets.
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
The Company had no allowance as of December 31, 2022 and 2021. The Company had no bad debt expense for the years ended December 31, 2022 and 2021.
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

The Company wrote-down $1.0 million of inventories for the year ended December 31, 2022. There were no write-downs in prior periods.
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
Product Revenue
The Company’s product revenue consists of sales of Zokinvy, which received FDA approval in November 2020 and was launched commercially in the United States in January 2021 and in Europe in November 2022 . Prior to 2021, the Company had no product revenue. In the United States, the Company sells Zokinvy to a single specialty pharmacy provider that subsequently dispenses the product directly to patients. The Company discloses revenue on a total basis without further disaggregation. Additionally, the Company does not have any contract assets or liabilities, other than accounts receivable, related to its product revenue.
In June 2021, the French National Agency for Medicines and Health Products Safety (ANSM) granted Zokinvy (lonafarnib) a Temporary Authorizations for Use (Autorisation Temporaire d'Utilisation or ATU) for an early access program for a term of one year. The Company has received a one year extension of the ATU program and expects the program to continue until commercial reimbursement of Zokinvy is approved in France. In the context of this program, the Company sells product to a distributor who in turn ships product to pharmacies after receiving requests from physicians for patients in France. In November 2021, the Company began distributing and recognizing revenue from sales of Zokinvy (lonafarnib) through a reimbursed early access program in France. The Company recorded revenue of $0.2 million from sales of product under the ATU program for the year ended December 31, 2022.
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
Accrued Research and Development Costs
The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued liabilities in the accompanying consolidated balance sheets and within research and development expenses in the accompanying consolidated statements of operations. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. The Company makes judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities.
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
Research and Development Costs
Research and development costs are expensed as incurred and consist of payroll expenses, stock-based compensation expense, lab supplies and allocated facility costs, as well as fees paid to third parties that conduct certain research and development and manufacturing activities on the Company’s behalf. Amounts incurred in connection with license and asset purchase agreements are also included in research and development expenses. Manufacturing costs related to products undergoing regulatory approval are expensed as research and development costs until receipt of such approval. Advance payments for research and development activities are deferred as prepaid expenses. The prepaid amounts are expensed as the related services are performed.
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
Comprehensive Loss
Comprehensive loss represents all changes in stockholders' equity except those resulting from and distributions to stockholders. The Company’s unrealized gains and losses on debt securities and foreign currency translation adjustment represent the components of other comprehensive loss that are excluded from the reported net loss and that are presented in the consolidated statements of comprehensive loss.
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

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	December 31,
	2022	2021	2020
Options to purchase common stock	6,143,183	5,262,185	3,697,075
Restricted stock units (unvested)	641,407	623,000	37,500
ESPP	334,751	48,159	81,169
Total	7,119,341	5,933,344	3,815,744
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. Additionally, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which defers the effective date for ASU No. 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect the impact of adopting this standard to be material.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The standard provides optional expedients for facilitating the effects of the reference rate reform on financial reporting. For the Company, there are two applicable optional expedients for contract modifications permitted for contracts that are modified because of the reference rate reform and meet the scope guidance. The modifications of contracts within the scope of ASC Topic 470 should be accounted for prospectively adjusting the effective interest rate. The modifications of contracts within the scope of ASC Topic 842 should be accounted for as a continuation of the existing contracts with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required under ASC Topic 842 for modifications not accounted for as separate contracts. The pronouncement is effective for all entities as of March 12, 2020 through December 31, 2022. In October 2021, the Company amended its Oxford Loan to replace its floating interest rate with the LIBOR replacement rate (see Note 8). The Company adopted this standard when LIBOR was about to be discontinued and the adoption did not have a material impact on its consolidated financial statements.
3.    Fair Value Measurements
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of December 31, 2022 and 2021, the carrying amount of cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimated fair value due to their relatively short maturities. Management believes the terms of its long-term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.
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
The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s debt securities and commercial paper consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of December 31, 2022 and 2021.
There were no transfers into or out of Level 3 of the fair value hierarchy during the periods presented.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$11,546	$—	$—	$11,546
Commercial paper	—	8,913	—	8,913
Corporate debt securities	—	28,642	—	28,642
U.S. government bonds	—	39,563	—	39,563
Total	$11,546	$77,118	$—	$88,664

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$13,520	$—	$—	$13,520
Corporate debt securities	—	41,511	—	41,511
U.S. government bonds	—	42,345	—	42,345
Total	$13,520	$83,856	$—	$97,376
There were no financial liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021.

The following tables summarize the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses (in thousands):

	December 31, 2022
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$11,546	$—	$—	$11,546
Commercial paper	3,968	—	—	3,968
Total cash equivalents	$15,514	$—	$—	$15,514
Debt securities:
U.S. government bonds	$39,646	$3	$(86)	$39,563
Corporate debt securities	28,759	—	(117)	28,642
Commercial paper	4,945	—	—	4,945
Total debt securities	$73,350	$3	$(203)	$73,150
Classified as:
Cash equivalents				$15,514
Short-term debt securities				73,150
				$88,664

	December 31, 2021
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$13,520	$—	$—	$13,520
Total cash equivalents	$13,520	$—	$—	$13,520
Debt securities:
Corporate debt securities	$41,576	$—	$(65)	$41,511
U.S. government bonds	42,429	—	(84)	42,345
Total debt securities	$84,005	$—	$(149)	$83,856
Classified as:
Cash equivalents				$13,520
Short-term debt securities				66,594
Long-term debt securities				17,262
				$97,376
The Company periodically reviews the available-for-sale securities for other-than-temporary impairment loss. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and its intent to sell. For debt securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the year ended December 31, 2022, the Company did not recognize any other-than-temporary impairment losses. The unrealized losses of $0.2 million as of December 31, 2022 include debt securities with unrealized losses of $21,000 that have been in the loss position for more than 12 months. However, the Company is planning to hold these securities until maturity and expects to recover the amortized cost basis.

4.    Balance Sheet Components
Inventories
Inventories consist of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$1,703	$1,056
Work-in-progress	884	1,468
Finished goods	266	88
Total inventories	$2,853	$2,612
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	December 31,
	2022	2021
Computer equipment and software	$736	$669
Furniture	116	116
Leasehold improvements	101	101
Lab equipment	271	271
Construction in progress	367	59
Total property and equipment	1,591	1,216
Less: accumulated depreciation	(895)	(603)
Property and equipment, net	$696	$613
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was approximately $0.3 million, $0.3 million and $0.2 million, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid contract manufacturing costs	$3,542	$3,695
Short term deposits	4,542	54
Prepaid research costs	2,822	3,253
Prepaid insurance	586	631
Prepaid marketing	753	469
Other	1,740	1,259
Total prepaid expenses and other current assets	$13,985	$9,361

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Compensation and related benefits	$6,167	$3,131
Contract research costs	4,188	4,760
Contract manufacturing costs	2,101	3,288
Product revenue reserves	1,373	1,846
Other	1,826	674
Total accrued liabilities	$15,655	$13,699
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
As part of the consideration for the rights granted to the Company under the UPenn/CHOP Agreement, the Company paid UPenn a one-time, non-refundable issue fee of $1.0 million, which is recorded in research and development expenses for the year ended December 31, 2019. In addition, the Company is obligated to pay UPenn a specified annual license maintenance fee, up to $2.5 million upon marketing authorization in one or more countries, and up to $18.0 million in commercial milestones. The Company will also be required to pay UPenn a flat royalty in the low-single digits on net sales of all licensed products by the Company, subject to specified reductions and offsets, and specified minimum annual royalty payments. The Company’s obligation to pay royalties expires on a product-by-product and country-by-country basis, on the later of: (i) the expiration of the last valid claim in the licensed patents in any country, or (ii) the tenth anniversary of the first commercial sale of the product in such country. No milestones have been achieved as of December 31, 2022.
The Company may terminate the UPenn/CHOP Agreement in its entirety for any reason by providing prior written notice to UPenn and CHOP. UPenn or CHOP may terminate the UPenn/CHOP Agreement, upon a written notice, for the Company’s failure to achieve the specified diligence milestones within the specified periods, subject to the Company’s extension rights.
Product Development Agreement
On August 11, 2018, the Company entered into a Product Development Agreement and a First Project Agreement (the Product Agreements), pursuant to which the Company will receive development program support services for its HDV program. The services are to be provided from July 1, 2018 through the new drug application (NDA) filing. As consideration, the Company has committed to pay fees of approximately $10.0 million in cash and stock over four years, including approximately $0.8 million for expert consultant fees and pass through costs to vendors, plus certain incentive-based regulatory milestone fees up to $1.0 million. As part of the aggregate payment, the Company issued 115,526 shares of common stock subject to quarterly vesting requirements related to successful performance of the services and achievement of budget timeline set forth in the Product Agreements. The Product Agreements can be terminated by either party due to material breach or by the Company without cause with 90 days prior written notice. For the years ended December 31, 2022, 2021 and 2020, the Company recognized research and development expense of $19,000, $0.2 million and $0.2 million, respectively, related to the shares issued under the Product Agreements. As of December 31, 2022, the restricted shares were fully vested.

Progeria Research Foundation (PRF) Collaboration Agreement
On May 15, 2018, the Company entered into a Collaboration and Supply Agreement (the PRF Collaboration Agreement) with PRF. Under the PRF Collaboration Agreement, the parties agreed to collaborate with respect to the development and pursuit of regulatory approval of lonafarnib for the treatment of HGPS and processing-deficient progeroid laminopathies, collectively called progeria, in humans. PRF granted the Company a non-exclusive, world-wide, royalty-free, sub-licensable license pertaining to all intellectual property and data controlled by PRF to prepare and file any NDA for a product containing lonafarnib for progeria. The Company is obligated to: (i) exclusively supply lonafarnib to PRF for use in clinical trials and non-clinical research in progeria at the Company’s expense, (ii) prepare and be the sponsor of any NDA submission for lonafarnib for the treatment of progeria to the FDA, (iii) use commercially reasonable efforts to file a NDA for progeria by a specified date, (iv) submit a Rare Pediatric Disease designation and a request for expedited approval in connection with a NDA filing, (v) establish a patient support program in progeria, and (vi) use commercially reasonable efforts to develop a pediatric formulation of lonafarnib for use in progeria.
Under the PRF Collaboration Agreement, the Company is solely responsible for any additional studies necessary for obtaining an NDA for progeria and is also responsible for any additional costs for such studies up to $2.0 million. The PRF Collaboration Agreement continues for an initial term of ten years and automatically renews for subsequent renewal terms of two years each unless either party terminates earlier.
Bristol-Meyers Squibb License Agreement
On April 20, 2016, the Company and Bristol-Myers Squibb Company (BMS) entered into a License Agreement (the BMS License Agreement) and a Common Stock Purchase Agreement (the BMS Purchase Agreement).
Under the BMS License Agreement, BMS granted the Company an exclusive, worldwide, license to research, develop, manufacture, and sell products containing PEG-interferon Lambda-1a (peginterferon lambda or the Licensed Product) for all therapeutic and diagnostic uses in humans and animals. The Company is responsible for the development and commercialization of the Licensed Product at its sole cost and expense. The Company paid BMS $2.0 million and issued 157,587 shares of its common stock at an aggregate fair value of $3.2 million in April 2016. The BMS License Agreement also includes development and regulatory milestone payments totaling $61.0 million and commercial sales milestones of up to $128.0 million. The Company is obligated to pay BMS annual net sales royalties in the range of mid-single to mid-teens, depending on net sales levels. In the fourth quarter of 2020, the Company recorded in research and development expense a $3.0 million milestone, triggered on successful demonstration of proof of concept, as defined by the BMS License Agreement, in a Phase 2 clinical trial. In March 2022, the Company recorded a $5.0 million milestone expense in research and development, which was related to the initiation of a Phase 3 clinical trial, as defined under the BMS License Agreement.
Merck License Agreement
In September 2010, the Company entered into an exclusive license agreement with Schering Corporation, subsequently acquired by Merck & Co., Inc. (Merck), which provides the Company with the exclusive right to develop, manufacture, and sell products containing the compounds lonafarnib for the treatment of all human viruses except certain specified viruses such as hepatitis B and hepatitis C alone. As part of consideration, the Company issued 27,350 shares of common stock with a fair value of $0.5 million. The Company is obligated to pay Merck up to an aggregate of $27.0 million in development milestones and will be required to pay tiered royalties based on aggregate annual net sales of all licensed products ranging from mid-single to low double-digit royalties on net sales. In May 2015, the first regulatory milestone was achieved and the Company paid the related milestone payment of $1.0 million to Merck. No additional milestones have been achieved as of December 31, 2022. The next milestone of $1.0 million is due upon successful completion of the Phase 3 study, which is expected by end of 2023.
On May 15, 2018, the Company entered into an amendment to the exclusive license agreement with Merck, which provides for expansion of the existing exclusively licensed field of use under the license agreement with Merck to include all uses of lonafarnib related to the treatment of Hutchinson-Gilford progeria syndrome (HGPS) in humans at no cost to the Company. On November 3, 2020, the Company entered into an amendment to the exclusive license agreement with Merck which expanded the indication to also include progeroid laminopathies, collectively called progeria. The Company has the sole responsibility and the continuing obligation for the manufacture and supply of lonafarnib to the PRF. Merck will not receive milestone payments in relation to lonafarnib for the treatment of progeria or any royalty payments for sales of a specified quantity of lonafarnib to treat the currently estimated progeria patient population worldwide.

6.    Asset Purchase Agreements and Related License Agreements
EGI Asset Purchase Agreement
In December 2010, the Company entered into an asset purchase agreement with Eiger Group International, Inc. (EGI). Dr. Jeffrey Glenn, a founder and director of the Company, is the sole owner of EGI. Pursuant to the agreement, the Company purchased all of the assets including the intellectual property rights related to the use of farnesyltransferase inhibitors as anti-viral agents and methods to treat viral infections with those inhibitors and inhibitors of prenylation, prenyl cysteine methyltransferase and a protease as anti-viral agents and methods to treat viral infection with those inhibitors. The Company paid EGI an upfront payment of $0.4 million when the agreement was executed in December 2010. Additionally, the Company will pay EGI a low single-digit royalty based on aggregate annual net sales of products developed using the intellectual property. Within the first ten years after commercialization, the Company may make a one-time payment of $0.5 million for each contract for the three types of product related to such intellectual property that would reduce the payment term for the three products to the tenth anniversary of the first commercial sale. The obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of either when the product is no longer sold in any country or the earliest of the tenth anniversary of the first commercial sale of the product. The product is currently not under development.
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
Of the 46,134 options to purchase common stock, 15,378 shares vest monthly over four years as services are provided by the Sellers and 30,756 vest upon the earlier of the first commercial sale of the product or the approval of new drug application by the U.S. FDA (the milestone-vested options).
On March 22, 2016, immediately following the closing of the merger, the Company issued additional top-up options to the Sellers to purchase an aggregate of 48,544 shares of common stock, pursuant to the terms of the Exendin APA, with an exercise price of $17.25 per share. The top-up options consist of both time-vested and milestone-vested options.
The fair value of the time-vested options is recognized as stock-based compensation expense as the awards vest over time. The fair value of the milestone-vested options will be recognized as research and development expense when it is probable that the earliest milestone will be achieved at their fair value as of the ASU 2018-07 adoption date. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $0 million, $0.1 million and $0.1 million of compensation expense related to the time-vested options, respectively. No expense was recognized for the milestone vested options during the years ended December 31, 2022, 2021, and 2020.
The Company is also obligated to pay development milestone payments in an aggregate amount of up to $1.0 million to each Seller. Additionally, the Company is obligated to pay each Seller royalties of low single-digits based on aggregate annual net sales of all products developed based on avexitide, subject to certain reductions and exceptions. The Company’s obligation to pay royalties expires on the expiration of the last to expire patent assigned to the Company under the agreement. Additionally, the Company has assumed the license agreement the Sellers had previously entered into with the Board of Trustees of the Leland Stanford Junior University (Stanford). The Company is obligated to pay a royalty to Stanford in the low single-digits on annual net sales after the first commercial sale of any products developed based on avexitide. As of December 31, 2022, the Company has paid a total of $0.1 million in milestone payments to each of the Sellers related to the successful completion of the Phase 2 trials.
Asset Purchase Agreement with AbbVie Inc.
On November 20, 2020, Eiger entered into the AbbVie Agreement with AbbVie to sell its rare pediatric disease priority review voucher (the PRV), which was awarded on November 20, 2020 upon FDA approval of Zokinvy. The AbbVie Agreement contains customary representations, warranties, covenants, and indemnification provisions subject to certain limitations.

In consideration for the PRV, AbbVie agreed to pay the Company $95.0 million. The transaction closed in January 2021. Such consideration was shared with the PRF in accordance with the terms of the PRF Collaboration and Supply Agreement, pursuant to which the Company and PRF will equally share any net proceeds from the sale of a priority review voucher that the Company may receive as the sponsor of a rare pediatric disease product application. The Company retained $46.5 million of proceeds from the sale of the PRV, net of related payments, and recorded the amount in other (expense) income, net in the consolidated statement of operations for the year ended December 31, 2021.
7.    Sale of Assets
In May 2017, the Company and Theragene Pharmaceuticals, Inc. (Theragene) entered into an asset purchase agreement (Theragene APA), whereby the Company sold all of the assets related to MYDICAR including any related intellectual property for a cash payment of $0.2 million and 475,000 shares of common stock of Theragene. At any time after the Theragene APA execution date and until Theragene has received cumulative gross proceeds of $4.0 million (Proceeds Date) from all equity financing transactions occurring after the Theragene APA execution date, if Theragene issues additional shares of its common stock without consideration or for a consideration per share less than $6.00 per share then Theragene will issue additional shares of its common stock to the Company concurrently with such issue, in an amount such that the per share consideration multiplied by the aggregate number of common stock shares issued to the Company will equal $2.9 million. Additionally, the Company may exercise a put option at any time after the Proceeds Date, where upon written notice from the Company, Theragene will repurchase the 225,000 shares of its common stock held by the Company (Option Shares) at an aggregate purchase price equal to the greater of $1.4 million or the aggregate fair market value of the Option Shares as of the date of the receipt of such notice. The Company is also eligible to receive contingent consideration up to a maximum $45.0 million in cash, based upon Theragene achieving certain specified future milestones. In addition, the Company is also eligible to receive up to 8% royalties on net sales of any future Theragene products covered by or involving the related patents or know-how until the twentieth anniversary of the Theragene APA. To-date, no consideration has been earned or is expected to be earned.
The Company has determined that the sale of the MYDICAR assets qualify as an asset sale and not a business.
Concurrently with the execution of the Theragene APA, the Company became the owner of 475,000 shares of common stock of Theragene and held a put option for 225,000 shares of common stock of Theragene, which were recognized as a cost method investment with carrying value of zero.
In September 2020, Theragene entered into an Asset Purchase Agreement with a third party for the sale of MYDICAR. Under the terms of the Theragene APA between the Company and Theragene, the Company is eligible to receive 25% of any upfront, licensee fee, milestone or other payment (other than royalty payments) received by Theragene from the sale or sublicense of MYDICAR, within 30 days of receipt of such payments by Theragene. As such, during the year ended December 31, 2021, the Company recognized $0.3 million in other (expense) income, net. The Company expects to receive a de minimis amount subsequent to December 31, 2022.
8.    Debt
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
The Company was funded $40.0 million in June 2022 on the Closing Date under Tranche A. The remaining $35.0 million is divided into two tranches (Tranche B and Tranche C). The $17.5 million under each of Tranche B and Tranche C will be available for a period commencing on the later of (a) the first date that the Company achieves certain development and regulatory milestones applicable to each Tranche and (b) November 1, 2022. Both Tranche B and Tranche C draw periods end on the earlier of (a) June 30, 2024 or (b) an event of default. The Company believes it is currently eligible to draw the $17.5 million under Tranche B, but has not done so as of December 31, 2022.
The Company identified a number of embedded derivatives that require bifurcation from the Innovatus Loan. These embedded features include mandatory prepayment upon an event of default or change in control and contingent rate increases. However, the fair value of these embedded features was deemed to be immaterial on the date of issuance and at December 31, 2022. At each subsequent reporting period, the Company will reassess the fair value of the embedded features and will record a liability if the fair value of the features becomes material.
In connection with the issuance of the Innovatus Loan, the Company recorded a debt discount of $0.2 million and capitalized debt issuance costs of $1.1 million. The discount and issuance costs will be amortized over the life of the loan. Interest expense for the Innovatus Loan for the year ended December 31, 2022 was $2.6 million, and is inclusive of non-cash amortization of the debt discount and debt issuance costs and accretion of final payment. The carrying value of the Innovatus Loan at December 31, 2022 was $39.6 million. The carrying amount of the Innovatus Loan approximates fair value given its recent issuance. The effective interest rate for the Innovatus Loan was 12.86% as of December 31, 2022.
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
On February 23, 2021, the Company entered into the fifth amendment to the Oxford Loan. The amendment extended the interest only period by 17 months until September 1, 2022, followed by 19 equal monthly payments of principal and interest. The Company paid an amendment fee of $0.2 million to the lender on the effective date of the fifth amendment, which was recorded as an additional debt discount and was being amortized over the remaining term of the Amended Oxford Loan. Interest expense for the Oxford Loan for the year ended December 31, 2022 was $1.5 million.
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
On June 1, 2022, upon entering into the Innovatus Loan, the Company repaid the Oxford Loan, including (i) the $30.0 million outstanding principal balances, (ii) $0.2 million in accrued and unpaid interest, and (iii) other final payments consisting of $3.3 million, for a total payment of $33.5 million. The Company recorded a loss of $1.1 million on early extinguishment of the debt related to the unamortized debt premium, discount, and cost of issuance, which was recognized as a component of other (expense) income, net in the consolidated statement of operations.
The Company accounts for the amortization of the debt discount utilizing the effective interest method. Debt and unamortized discount balances are as follows (in thousands):

	December 31,
	2022	2021
Face value of debt	$40,531	$30,000
Exit fee	2,600	3,277
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(3,506)	(1,482)
Total debt, net	39,625	31,795
Less: current portion of debt	—	(7,809)
Debt, net	$39,625	$23,986
As of December 31, 2022, future minimum payments of principal, exit fee and interest expense under the Innovatus Loan were as follows (in thousands):

Year ending December 31,
2023	$3,686
2024	3,780
2025	4,407
2026	4,814
2027	48,185
Total future payments	64,872
Less: unamortized interest	(21,741)
Less: exit fee	(3,506)
Face value of term loan	$39,625
9.    Stockholders’ Equity
Common Stock
The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the Board of Directors, subject to the prior rights of the convertible preferred stockholders. As of December 31, 2022, no dividends had been declared by the Board of Directors.
In December 2020, the Company filed a shelf registration statement on Form S-3 (File No. 333-251497) with the Securities and Exchange Commission, which permits the offering, issuance and sale by the Company up to a maximum aggregate offering price of $200.0 million of its common stock, preferred stock, debt securities and warrants. Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an ATM financing facility (the 2020 ATM Facility) under a sales agreement with Jefferies. In December 2021, the Company completed ATM offerings for a total of 565,938 shares of common stock under the 2020 ATM Facility. The offerings were made under the Company’s effective shelf registration statement and resulted in net proceeds to the Company of $3.0 million, after deducting commissions. In January and March 2022, the Company completed ATM offerings for a total of 5,841,786 shares of common stock under the 2020 ATM Facility. The offerings were made under the Company’s effective shelf registration statement and resulted in net proceeds to the Company of $45.6 million, after deducting commissions. As of December 31, 2022, the Company completed the sale of all shares available for sale under the 2020 ATM Facility, and the 2020 ATM Facility was terminated.
On March 25, 2022, the Company entered into a new Open Market Sale AgreementSM with Jefferies, pursuant to which the Company can sell up to a maximum of $50.0 million of our common stock in offerings that are deemed “at the market” offerings as defined in Rule 415 under the Securities Act, under the Company’s effective shelf registration statement (the 2022 ATM Facility). In April 2022, the Company completed offerings from the 2022 ATM facility for a total of 2,686,288 shares of our common stock resulting in net proceeds of $20.8 million, after deducting commissions costs. No additional offerings were completed since April 2022. As of December 31, 2022, there was approximately $28.7 million remaining under the 2022 ATM Facility for future issuance.
The Company had reserved shares of common stock for issuance as follows:

	December 31,
	2022	2021
Options issued and outstanding	6,143,183	5,262,185
Options available for future grants	1,976,460	1,327,645
Restricted and performance stock units outstanding	641,407	623,000
Shares available for issuance under ESPP	788,057	671,172
Total	9,549,107	7,884,002
10.    Stock-Based Compensation
Restated 2013 Equity Incentive Plan
In June 2016, the Company’s Board of Directors adopted and in August 2016 the Company’s stockholders approved the Amended and Restated 2013 Equity Incentive Plan (the Restated 2013 Plan). Under the terms of the Restated 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. Under the terms of the Restated 2013 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and non-statutory stock options may not be less than 110% of fair market value, as determined by the Board of Directors. The terms of options granted under the Restated 2013 Plan may not exceed ten years. The vesting schedule of newly issued option grants is generally four years. As of December 31, 2022, the Company is authorized to issue up to 8,127,807 shares under the Restated 2013 Plan.
2021 Inducement Plan
During the second quarter of 2021, the Company approved the 2021 Inducement Plan to reserve 850,000 shares of its common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of December 31, 2022, there were 380,000 shares remaining available to be issued under the 2021 Inducement Plan.

The following table summarizes stock option activity, including restricted stock units (RSUs) and performance stock units (PSUs) available for grant activity, under the Company’s stock-based compensation plans during the year ended December 31, 2022 (in thousands, except option and share data):

	Shares Available for Grants	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,327,645	5,262,185	$10.24	7.25	$530
Additional options authorized	1,728,441
Granted	(2,061,100)	2,061,100	$5.74
Restricted stock units granted	(298,150)	—
Performance stock units granted	(30,000)	—
Exercised		(47,367)	$4.93
Forfeited	1,132,735	(1,132,735)	$9.03
Restricted stock units forfeited	126,889	—
Performance stock units cancelled	50,000	—
Outstanding as of December 31, 2022	1,976,460	6,143,183	$9.00	6.00	$—
Vested and exercisable as of December 31, 2022		3,726,809	$10.30	4.50	$—
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock of $1.18 as of December 31, 2022.
The aggregate intrinsic value of stock options exercised in 2022, 2021 and 2020 was $0.1 million, $0.1 million and $0.3 million, respectively.
During the years ended December 31, 2022, 2021 and 2020, the weighted-average grant date fair value of options granted were $3.65, $5.58 and $4.78 per share, respectively. The total grant date fair value of options that vested during the years ended December 31, 2022, 2021 and 2010 was $7.3 million, $6.9 million and $5.6 million, respectively.
The Company records stock-based compensation of stock options granted by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizes the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. The fair value of stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected term (in years)	5.27-6.08	5.27-6.08	5.00-6.08
Contractual term (in years)	—	—	10.00
Volatility	68.71%-88.51%	68.96%-71.40%	73.00%-77.00%
Risk free interest rate	1.76%-4.23%	0.62%-1.35%	0.39%-1.37%
Dividend yield	—	—	—
Expected Term: The expected term represents the number of years the Company estimates, based primarily on historical experience, that the options will be outstanding prior to exercise.
Expected Volatility: The expected volatility for stock options is based on the Company's historical stock price volatility.

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
The number of shares of common stock initially reserved for issuance under the 2013 ESPP was 100,000 shares with an automatic annual increase to the shares issuable under the 2013 ESPP to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, and (ii) 165,000 shares of common stock, unless a lower number determined by the board of directors. As of December 31, 2022, a total of 948,831 shares are reserved for issuance and 788,057 shares available for future issuance under the 2013 ESPP. During the years ended December 31, 2022, 2021 and 2020, employees purchased 48,115 shares for $0.2 million, 37,619 shares for $0.3 million and 25,645 shares for $0.2 million, respectively, under the 2013 ESPP.
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
During the year ended December 31, 2022 and 2021 the Company granted 30,000 and 270,000 PSUs, with a weighted-average grant date fair value of $6.87 and $7.92 per share, respectively. The performance-based metrics include the achievement of certain revenue targets and clinical and regulatory milestones. During the year ended December 31, 2022 and 2021, the Company recorded $0.5 million and $0.2 million of stock-based compensation expense related to the PSUs as it is expected that all milestones will be achieved by the target dates, respectively. This expense is included in selling, general and administrative expenses. As of December 31, 2022, no PSUs have vested as the performance-based metrics of the PSUs have not yet been achieved. During the year ended December 31, 2022 and 2021, the Company granted 298,150 and 371,500 RSUs, respectively, with a weighted-average grant date fair value of $5.22 and $9.16 per share, respectively.
In relation to the RSUs granted, the Company recognized $1.2 million and $0.9 million in stock-based compensation expense for the year ended December 31, 2022 and 2021, respectively, which were included in selling, general and administrative expenses. As of December 31, 2022, the total unrecognized compensation expense related to unvested RSUs and PSUs was $3.0 million, which the Company expects to recognize over an estimated weighted-average period of 2.0 years.

The following table summarizes RSU and PSU activity and weighted average grant date fair value for the year ended December 31, 2022:

	Shares	Weighted- Average Grant Date Fair Value
Unvested shares as of December 31, 2021	623,000	$8.63
Granted	328,150	$5.37
Vested	(132,854)	$9.40
Forfeited	(176,889)	$7.63
Unvested shares as of December 31, 2022	641,407	$7.08
Stock-Based Compensation Expense
Total stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$3,159	$2,252	$1,494
Selling, general and administrative	5,158	5,649	4,479
Total	$8,317	$7,901	$5,973
As of December 31, 2022, the total unrecognized compensation expense related to unvested options was $10.1 million, which the Company expects to recognize over an estimated weighted average period of 2.70 years.
11.    Income Taxes
The Company’s provision for income taxes was approximately $23,000 and $64,000 for the year ended December 31, 2022 and 2021 respectively, with an effective tax rate of (0.02)% and (0.19)% for the year ended December 31, 2022 and 2021. No provision for income taxes was recorded for the years ended December 31, 2020. The effective tax rate in each period differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company’s deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The tax expense recorded for the year ended December 31, 2022 relates to state taxes.
The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	21.00%	21.00%	21.00%
Change in valuation allowance	(25.99)	(31.07)	(26.75)
Tax credits	4.15	12.14	6.43
State income taxes, net of federal benefit	2.39	0.73	0.33
Stock-based compensation	(0.98)	(3.02)	(1.00)
Other, net	(0.59)	0.03	(0.01)
Provision for income taxes	(0.02)%	(0.19)%	—%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$63,069	$60,273
Tax credits	9,985	5,486
Depreciation and amortization	2,920	1,863
Stock-based compensation	3,429	3,004
Section 174 Capitalization	15,581	—
Accruals and reserves	1,431	646
Lease liabilities	131	156
Gross deferred tax assets	96,546	71,428
Valuation allowance	(96,418)	(71,291)
Total deferred tax assets	128	137
Deferred tax liabilities:
Right-of-use assets	(128)	(137)
Total deferred tax liabilities	(128)	(137)
Net deferred tax assets	$—	$—
Due to the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance as of December 31, 2022 and 2021. The net change in the valuation allowance for the years ended December 31, 2022 and 2021 increased by $25.1 million and $10.5 million, respectively.
As of December 31, 2022, the Company had approximately $292.3 million and $25.4 million, respectively, of federal and state operating loss carryforwards available to reduce future taxable income that will begin to expire in 2030 and 2028, respectively, for federal and state tax purposes. The Company had $10.8 million of federal Orphan Drug credit carryforwards available to reduce future taxable income that will begin to expire in 12/31/2041.
As of December 31, 2022, the Company also had research and development tax credit carryforwards of approximately $0 million and $3.1 million for federal and state purposes available to offset future taxable income tax, respectively. If not utilized, the state credits can be carried forward indefinitely.
The Company’s ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if the Company has experienced an ownership change under Section 382 of the Internal Revenue Code (the Code) of 1986, as amended. The Company’s merger with Celladon resulted in such an ownership change and, accordingly, Celladon’s NOL carryforwards and certain other tax attributes will be subject to further limitations on their use. The Company assessed whether it had an ownership change, as defined by Section 382 of the Code from its formation through December 31, 2021. Based upon this assessment, the Company experienced ownership changes on April 20, 2016, October 18, 2018 and December 31, 2020. Due to the April 20, 2016 and October 18, 2018 ownership changes, reductions were made to the Company’s NOL and tax credit carryforwards under these rules. Additional ownership changes in the future could result in additional limitations on the Company’s NOL and tax credit carryforwards.
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

Uncertain Tax Positions
A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$1,950	$451	$3,277
Additions based on tax positions related to prior year	—	—	—
Additions based on tax positions related to current year	1,586	1,499	81
Reductions based on tax positions related to prior year	(44)	—	(2,907)
Reductions based on tax positions related to current year	—	—	—
Balance at end of year	$3,492	$1,950	$451
If the $3.5 million of unrecognized tax benefits is recognized, there would not be an effect on the effective tax rate. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. As of December 31, 2022, the unrecognized tax benefits for uncertain tax positions were offset against deferred tax assets and would not affect the income tax rate if recognized due to the Company being in a full valuation allowance position.
The Company’s policy is to account for interest and penalties in tax expense on the consolidated statements of operations. The Company files income tax returns in the U.S. federal and state jurisdictions. All periods since inception are subject to examination by U.S. federal and state jurisdictions. There were no such interest or penalties during the years ended December 31, 2022, 2021 and 2020.
12.    Legal Matters

From time to time in the ordinary course of business, the Company may be involved in various legal claims and litigation, including those pertaining to the defense and enforcement of the Company's patent or other intellectual property rights and contractual rights. The Company is defending all current litigation matters, including the litigation matters discussed below. Although there can be no assurances and the outcome of these matters is currently not determinable, the Company currently believes that none of these claims or proceedings are likely to have a material adverse effect on the Company's financial position.

The Company records accruals for outstanding legal proceedings, claims or investigations when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluated developments in legal proceedings, claims or investigations that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. The Company has not recorded any accrual for loss contingencies associated with such legal claims or litigation discussed herein as they are in the early stages and an estimate of loss, if any, cannot be made.

On November 8, 2022 a putative securities class action complaint was filed in the United States District Court for the Northern District of California alleging that the company and two former executives violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5. The complaint alleges generally that between March 2021 and October 2022 material misstatements and omissions were made to shareholders regarding the TOGETHER study of peginterferon lambda for the treatment of COVID-19 as well as the likelihood of FDA approval of an Emergency Use Authorization for peginterferon lambda. The Court appointed a lead plaintiff on March 2, 2023. The litigation is currently ongoing.

On November 15, 2022, the Company received a demand for arbitration (Demand) from claimant The Progeria Research Foundation, Inc. (PRF) asserting two claims under a May 15, 2018 Collaboration and Supply Agreement (the PRF Collaboration Agreement) between the parties. PRF has alleged that the Company breached an obligation to supply quantities of a drug as requested by PRF. PRF also has a claim for declaratory relief regarding the grant of licenses under the PRF Collaboration Agreement. On January 18, 2023, the Company filed a response to the Demand denying PRF’s claims, contesting the arbitrability of PRF’s claim for declaratory relief, and asserting a counterclaim for declaratory relief related to the contractual provision underlying PRF’s original drug supply claim. To give the parties an opportunity to discuss a potential negotiated resolution of their dispute, the arbitration has been suspended through the end of 2023. As a result, all arbitration activities are now on hold, and the final hearing, originally scheduled for May 9 – 12, 2023, in Boston, Massachusetts, has been taken off calendar.

13.    Commitments and Contingencies
Lease Agreements
In October 2017, the Company entered into a non-cancelable operating facility lease agreement for 8,029 square feet of office space located at 2155 Park Blvd. in Palo Alto, California. The lease commenced on March 1, 2018 and was to expire in February 2023. The lease had a three-year renewal option prior to expiration. The lease included rent escalation clauses throughout the lease term. In October 2017, the Company provided a security deposit of $0.3 million. In February 2023, the Company amended the lease to extend the lease by one year with a one year renewal option. The extended lease will commence on March 1, 2023 and expire on February 28, 2024. The Company accounted for the amendment as a lease modification in accordance with ASC Topic 842. The Company also has additional operating leases that are included in its lease accounting but are not considered significant for disclosure.
The maturities of the Company’s operating lease liabilities as of December 31, 2022 were as follows (in thousands):

Undiscounted lease payments	December 31, 2022
2023	528
2024	84
2025	1
Total undiscounted payments	613
Less: imputed interest	39
Present value of future lease payments	574
Less: current portion of operating lease liabilities	491
Operating lease liabilities	$83
Rent expense recognized for the Company’s operating leases was $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for the operating leases were $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The operating cash outflows for the operating lease liabilities were $0.7 million, $0.6 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the weighted-average remaining lease term and weighted-average discount rate were 1.2 years and 12.82%, respectively.
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

15.    Subsequent Event
Departure of Directors or Certain Officers
On February 6, 2023, the Company entered into a separation agreement and general release with David Cory, the Company's former President and Chief Executive Officer. Pursuant to the separation agreement, Mr. Cory will be entitled to receive, (i) $1.5 million continuation of his base salary and target bonus for a period of 18 months; (ii) $0.4 million cash payment equal to Mr. Cory's target bonus for 2022; (iii) reimbursement for COBRA continuation coverage for Mr. Cory and his eligible dependents for a period of 18 months; (iv) accelerated vesting of 50% of Mr. Cory's unvested stock options, performance-based restricted stock units, and time-based RSUs outstanding as of the separation date; (v) reimbursement of Mr. Cory's legal fees associated with the negotiation of the Separation Agreement up to $10,000. The Company accrued $2.0 million related to David Cory's separation for salary and benefits as of December 31, 2022. Expense related to stock options acceleration will be recorded in Q1 2023.
Silicon Valley Bank Closure
As of March 10, 2023, the Company maintained two accounts at Silicon Valley Bank (SVB) holding cash deposits of approximately $8.3 million. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (FDIC) was appointed receiver. The FDIC initially announced that all insured depositors will have full access to their insured deposits no later than, March 13, 2023, with uninsured depositors receiving an advance dividend a receivership certificate for their uninsured funds. On March 12, 2023, the U.S. Treasury Department, the Federal Reserve and the FDIC jointly announced enabling actions that fully protect all SVB depositors’ insured and uninsured deposits, and that such depositors would have access to all of their funds starting March 13, 2023. On March 13, 2023, the Company was able to access its full deposits with SVB. The cash was subsequently moved to another financial institution.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures.
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
Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2022, the end of the period covered by this report.
(b)Management’s Report on Internal Control over Financial Reporting.
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
As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
(c)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III. OTHER INFORMATION
ITEM 10. Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.
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
ITEM 11. Executive Compensation
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.
ITEM 13. Certain Relationships and Related Party Transactions, and Director Independence
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.
ITEM 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185
The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a)Financial Statements and Financial Statement Schedules
1.Financial Statements
See Index to Financial Statements at Item 8 herein.
2.Financial Statement Schedules
All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.
3.Exhibits

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

10.5+
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

10.39*
Loan and Security Agreement, dated June 1, 2022, among Eiger BioPharmaceuticals, Inc., its domestic subsidiaries and Innovatus Life Sciences Lending Fund I, LP, as collateral agent and lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 7, 2022).

10.40
Common Stock Purchase Agreement, dated June 1, 2022, among Eiger BioPharmaceuticals, Inc., Innovatus Life Sciences Lending Fund I, LP, Innovatus Life Sciences Offshore Fund I-A, LP, Innovatus Flagship Fund I, LP, and Innovatus Flagship Offshore Fund I, LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 7, 2022).

10.41**+	Separation Agreement and General Release, dated as of February 6, 2023, by and between Eiger BioPharmaceuticals, Inc. and David A. Cory.

10.42**+	Offer Letter Agreement, dated as of January 9, 2023, by and between Eiger BioPharmaceuticals, Inc. and David Apelian.

10.43**	Second Amendment to Lease, dated February 16, 2023, by and between Eiger BioPharmaceuticals, Inc. and the McDonald Family Co. LLC.

21.1**	List of Subsidiaries.

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL and is contained in Exhibit 101.
__________________________
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

Eiger BioPharmaceuticals, Inc.

Date: March 16, 2023	By:	/s/ David Apelian
David Apelian
Director, Interim President and Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: March 16, 2023	By:	/s/ Michelle Maynard
Michelle Maynard
Senior Vice President, Finance
(Acting Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Apelian and Michelle Maynard, and each of them, as his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or his or her substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David Apelian	Member of the Board of Directors, Interim President and Chief Executive Officer (Principal Executive Officer)	March 16, 2023
David Apelian

/s/ Michelle Maynard	Senior Vice President, Finance (Acting Principal Financial and Accounting Officer)	March 16, 2023
Michelle Maynard

/s/ Thomas J. Dietz	Chairman of the Board of Directors	March 16, 2023
Thomas J. Dietz

/s/ Evan Loh	Member of the Board of Directors	March 16, 2023
Evan Loh

/s/ Jeffrey Glenn	Member of the Board of Directors	March 16, 2023
Jeffrey Glenn

/s/ Christine Murray	Member of the Board of Directors	March 16, 2023
Christine Murray

/s/ Amit K. Sachdev	Member of the Board of Directors	March 16, 2023
Amit K. Sachdev

/s/ Kim Sablich	Member of the Board of Directors	March 16, 2023
Kim Sablich

/s/ Lisa Kelly-Croswell	Member of the Board of Directors	March 16, 2023
Lisa Kelly-Croswell