Form 10-Q
period 2023-03-31
Eiger BioPharmaceuticals, Inc.
filed 2023-05-11
CIK 1305253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 44,296,417.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,181	$25,798
Short-term debt securities	60,091	73,150
Accounts receivable, net	3,891	1,749
Inventories	5,338	2,853
Prepaid expenses and other current assets	12,410	13,985
Total current assets	96,911	117,535
Property and equipment, net	804	696
Operating lease right-of-use assets	446	561
Other assets	1,067	1,347
Total assets	$99,228	$120,139
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,858	$8,975
Accrued liabilities	11,706	15,655
Current portion of operating lease liabilities	435	491
Total current liabilities	23,999	25,121
Debt, net of current portion	39,989	39,625
Operating lease liabilities	1	83
Total liabilities	63,989	64,829
Stockholders’ equity:
Common stock	44	44
Additional paid-in capital	495,342	492,759
Accumulated other comprehensive loss	(170)	(300)
Accumulated deficit	(459,977)	(437,193)
Total stockholders’ equity	35,239	55,310
Total liabilities and stockholders’ equity	$99,228	$120,139
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Product revenue, net	$4,118	$2,673
Costs and operating expenses:
Cost of sales	118	110
Research and development	16,748	17,570
Selling, general and administrative	9,515	6,813
Total costs and operating expenses	26,381	24,493
Loss from operations	(22,263)	(21,820)
Interest expense	(1,285)	(886)
Interest income	711	45
Other (expense) income, net	55	27
Loss before provision for income taxes	(22,782)	(22,634)
Provision for income taxes	2	9
Net loss	$(22,784)	$(22,643)
Net loss per common share:
Basic and diluted	$(0.52)	$(0.64)
Weighted-average common shares outstanding:
Basic and diluted	44,145,635	35,253,147
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(22,784)	$(22,643)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale debt securities, net	167	(373)
Foreign currency translation adjustment	(37)	—
Comprehensive loss	$(22,654)	$(23,016)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	44,074,284	$44	$492,759	$(300)	$(437,193)	$55,310
Issuance of common stock upon ESPP purchase	29,986	—	41	—	—	41
Issuance of common stock upon release of restricted stock units and performance stock units	192,147	—	—	—	—	—
Stock-based compensation expense	—	—	2,542	—	—	2,542
Unrealized gain on available-for-sale debt securities, net	—	—	—	167	—	167
Cumulative translation adjustment	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(22,784)	(22,784)
Balance at March 31, 2023	44,296,417	$44	$495,342	$(170)	$(459,977)	$35,239

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	34,568,821	$35	$412,930	$(149)	$(340,417)	$72,399
Issuance of common stock upon offering at-the-market, net of $1,288 of commissions	5,841,786	6	45,604	—	—	45,610
Issuance of common stock upon exercise of stock options	15,995	—	144	—	—	144
Vesting of common stock issued under Product Development Agreement	—	—	19	—	—	19
Issuance of common stock upon ESPP purchase	18,130	—	64	—	—	64
Issuance of common stock upon release of restricted stock units	85,106	—	—	—	—	—
Stock-based compensation expense	—	—	2,047	—	—	2,047
Unrealized loss on available-for-sale debt securities, net	—	—	—	(373)	—	(373)
Net loss	—	—	—	—	(22,643)	(22,643)
Balance at March 31, 2022	40,529,838	$41	$460,808	$(522)	$(363,060)	$97,267
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(22,784)	$(22,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74	73
Inventory write down	10	—
Amortization of debt securities premiums and discounts	(374)	330
Non-cash interest expense	364	200
Reduction in the carrying amount of right-of-use assets	115	132
Common stock issued under Product Development Agreement	—	19
Stock-based compensation	2,542	2,047
Change in operating assets and liabilities:
Accounts receivable	(2,130)	289
Inventories	(860)	666
Prepaid expenses and other current assets	1,401	(854)
Other assets	454	(397)
Accounts payable	1,553	1,269
Accrued liabilities	(4,232)	560
Operating lease liabilities	(138)	(150)
Net cash used in operating activities	(24,005)	(18,459)
Investing activities
Purchase of debt securities available-for-sale	(19,388)	(10,902)
Proceeds from maturities of debt securities available-for-sale	32,987	7,900
Purchase of property and equipment	(216)	—
Net cash provided by (used in) investing activities	13,383	(3,002)
Financing activities
Issuance of common stock upon offering at-the-market, net of commissions	—	45,610
Proceeds from issuance of common stock upon stock option exercises	—	144
Proceeds from issuance of common stock upon ESPP purchase	41	64
Common stock offering costs	—	(16)
Net cash provided by financing activities	41	45,802
Effect of foreign exchange on cash and cash equivalents	(36)	—
Net (decrease) increase in cash and cash equivalents	(10,617)	24,341
Cash and cash equivalents at beginning of period	25,798	22,221
Cash and cash equivalents at end of period	$15,181	$46,562

Supplemental disclosure of cash flow information:
Interest paid	$920	$686
Income taxes paid	$—	$41
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
The Eiger HDV platform includes two first-in-class therapies in Phase 3 that target critical host processes involved in viral replication. Lonafarnib is a first-in-class, oral farnesylation inhibitor, and peginterferon lambda is a first-in-class, type III, interferon.
The Company is also developing avexitide, a well-characterized peptide, as a treatment for congenital hyperinsulinism (HI), an ultra-rare pediatric metabolic disorder, and post-bariatric hypoglycemia (PBH), a debilitating and potentially life-threatening condition. Avexitide has completed Phase 2 for both indications, and Phase 3 study startup activities for HI have been initiated.
The FDA approved the Company’s first commercial product, Zokinvy® (lonafarnib), to reduce risk of mortality of Hutchinson-Gilford progeria syndrome (HGPS) and for treatment of processing-deficient progeroid laminopathies (PL), with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, on November 20, 2020. Collectively known as progeria, HGPS and PL are ultra-rare, fatal, genetic premature aging diseases that accelerate mortality in young patients. In July 2022, the Company announced that the European Commission (EC) granted Eiger a centralized marketing authorization (MA). The EC's centralized MA is valid in all 27 EU member states plus Iceland, Liechtenstein, and Norway. In August 2022, the Medicine and Healthcare products Regulatory Agency (MHRA) granted approval in the UK.
The Company commercially launched Zokinvy in the U.S. in January 2021 and started to record product revenue in the first quarter of 2021. The first European sales were recognized in the fourth quarter of 2022.
The Company’s principal operations are based in Palo Alto, California, with subsidiaries in Delaware, Ireland, England and Wales. The Company operates in one segment.
Liquidity
As of March 31, 2023, the Company had $75.3 million of cash, cash equivalents and short-term securities, comprised of $15.2 million of cash and cash equivalents and $60.1 million of short-term debt securities available-for-sale. The Company had an accumulated deficit of $460.0 million and negative cash flows from operating activities as of March 31, 2023. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and until it does, the Company will need to continue to raise additional capital.
Management believes that the currently available resources will be sufficient to fund its planned operations for at least the next 12 months following the issuance date of these condensed consolidated financial statements. However, if the Company’s anticipated operating results are not achieved in future periods, the Company believes that planned expenditures may need to be reduced or it would be required to raise funding in order to fund the operations. Additionally, the Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include the accounts of Eiger BioPharmaceuticals, Inc. and its wholly owned subsidiaries, EBPI Merger Inc., EB Pharma LLC, Eiger BioPharmaceuticals Europe Limited, and EigerBio Europe Limited, have been prepared in accordance with accounting principles generally accepted in the United States of America,

(U.S. GAAP) and follow the requirements of the Securities and Exchange Commission (SEC) for annual reporting. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.
Concentrations of Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consists of cash, cash equivalents and investments. The Company’s cash is held by financial institutions in the United States and Ireland. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institutions are financially sound, and accordingly, minimal credit risk exists with respect to the financial institution.
The Company relies on one supply chain for each of its product candidates. If any of the single source suppliers in any of the supply chains fail to satisfy the Company’s requirements on a timely basis, it could suffer delays in its clinical development programs and activities which could adversely affect its operating results.
Two customers accounted for approximately 51 percent and 49 percent of the Company’s accounts receivable as of March 31, 2023. Two customers accounted for approximately 58 percent and 42 percent of the Company’s accounts receivable as of December 31, 2022. Two customers accounted for approximately 76 percent and 24 percent of product revenue during the three months ended March 31, 2023. One customer accounted for approximately 100 percent of product revenue during the three months ended March 31, 2022. Three vendors accounted for approximately 15 percent, 12 percent and 12 percent of Company's accounts payable as of March 31, 2023. Two vendors accounted for approximately 12 percent and 11 percent of Company's accounts payable as of December 31, 2022.
Foreign Currency Exchange
Foreign Currency Transaction Risk
The foreign currency transaction risk relates to changes in exchange rates on monetary assets, liabilities, revenues and expenses held at Eiger BioPharmaceuticals Europe Limited. Gains and losses on foreign currency transactions result primarily from monetary assets, liabilities, revenues and expenses denominated in Euro. Aggregated transaction gains for three months ended March 31, 2023 were $0.1 million. The Company expects the foreign currency gain/loss to continue to fluctuate as long as the Company continue to hold monetary assets and liabilities at [the subsidiary level] [its subsidiaries in Ireland and England and Wales]. Market uncertainty could potentially lead to significant volatility with foreign currency exchange rates, which could result in additional foreign currency gain/loss.
Foreign Currency Translation Risk
The foreign currency translation risk relates to the translation of the foreign consolidated subsidiaries' assets, liabilities, revenues and expenses from the subsidiaries’ functional currency to the U.S. dollar at each reporting date. Fluctuations in exchange rates may impact the amount of assets, liabilities, revenues and expenses reported on the consolidated balance sheets and consolidated statements of operations. The financial statements of the Company’s foreign subsidiaries, which have a functional currency other than the U.S. dollar, are translated into U.S. dollars using a current exchange rate. Gains and losses resulting from this translation are recognized as a foreign currency translation adjustment within accumulated other comprehensive loss, which is a component of stockholders' equity and comprehensive income (loss). Aggregate translation losses, net of tax, for the three months ended March 31, 2023 and March 31, 2022 were $37,000 and $0, respectively.
Debt Securities
All securities are short-term in nature and consist of debt securities classified as available-for-sale and have maturities greater than 90 days, but less than 365 days from the date of acquisition. The Company’s debt securities consist of available-for-sale securities that are classified as Level 2 because their value is based on valuations using significant inputs derived from, or corroborated by, observable market data. The Company evaluates, on a quarterly basis, its available-for-sale debt securities for potential impairment. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether such declines are due to credit related factors such as changes to the rating of the security by a ratings agency, market conditions and supportable forecasts of economic and market conditions, among others. If the fair value of available-for-sale debt securities is less than the amortized cost basis, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale debt security before recovery of its amortized cost basis. If either condition is met, the security’s amortized cost basis is written down to fair value and is recognized through other (expense) income, net. If neither condition is met, declines as a result of credit losses, if any, are recognized as an allowance for credit loss, limited to the amount of unrealized loss, through other (expense) income, net. Any portion of the unrealized loss that is not a result of a credit loss, is recognized in other comprehensive loss. The cost of available-for-sale securities sold is based on the specific-identification method. Realized gains and losses on the sale of debt securities are determined using the specific-identification method and recorded in other (expense) income, net.
Accounts Receivable
Accounts receivable represent amounts billed to the Company’s customers, net of an allowance for credit losses. Trade accounts receivable are recorded at invoiced amounts and do not bear interest. The allowance for credit losses reflects the Company’s best estimate of probable losses inherent in the receivable portfolio determined based on various factors, including age of the outstanding invoice, credit quality of the customer, historical experience, current economic conditions, and management’s expectations of future economic conditions. The Company regularly reviews the adequacy of the allowance for credit losses by considering the age of each outstanding invoice and the collection history of each customer to determine the appropriate amount of allowance for credit losses.
The Company had no allowance for credit losses as of March 31, 2023 and December 31, 2022. The Company had no credit losses for the three months ended March 31, 2023 and 2022.
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
There have been $10,000 in write-downs of inventories for the three months ended March 31, 2023. There was no write-down of inventories for the three months ended March 31, 2022.
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
Product Revenue
The Company’s product revenue consists of sales of Zokinvy, which received FDA approval in November 2020, EC centralized MA in July 2022, and MHRA approval in August 2022. Zokinvy was launched commercially in the United States in January 2021 and in Europe in November 2022. Prior to 2021, the Company had no product revenue. In the

United States, the Company sells Zokinvy to a single specialty pharmacy provider that subsequently dispenses the product directly to patients. The Company discloses revenue on a total basis without further disaggregation. Additionally, the Company does not have any contract assets or liabilities, other than accounts receivable, related to its product revenue.
In June 2021, the French National Agency for Medicines and Health Products Safety (ANSM) granted Zokinvy (lonafarnib) a Temporary Authorizations for Use (Autorisation Temporaire d'Utilisation or ATU) for an early access program for a term of one year. The Company has received a one year extension of the ATU program and expects the program to continue until commercial reimbursement of Zokinvy is approved in France. In the context of this program, the Company sells product to a distributor who in turn ships product to pharmacies after receiving requests from physicians for patients in France. In November 2021, the Company began distributing and recognizing revenue from sales of Zokinvy (lonafarnib) through a reimbursed early access program in France. The Company recorded revenue of $0.5 million from sales of product under the ATU program for the three months ended March 31, 2023. There was no revenue from sale of product under the ATU program for the three months ended March 31, 2022.
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

Accrued Research and Development Costs
The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued liabilities in the accompanying condensed consolidated balance sheets and within research and development expenses in the accompanying condensed consolidated statements of operations. The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. The Company makes judgments and estimates in determining the accrued liabilities balance in each reporting period. As actual costs become known, the Company adjusts its accrued liabilities.
Recent Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 requires an entity to utilize a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The new guidance requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new guidance. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. Additionally, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date for ASU No. 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this guidance on a modified-retrospective basis effective January 1, 2023 and noted no material impact to the Company’s condensed consolidated financial statements.
3.    Fair Value Measurements
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of March 31, 2023 and December 31, 2022, the carrying amount of cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimated fair value due to their relatively short maturities. Management believes the terms of its long-term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.
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

The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s debt securities and commercial paper consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of March 31, 2023 and December 31, 2022.
There were no transfers into or out of Level 3 of the fair value hierarchy during the periods presented.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$12,631	$—	$—	$12,631
Corporate debt securities	—	19,783	—	19,783
Commercial paper	—	4,990	—	4,990
U.S. government bonds	—	35,318	—	35,318
Total	$12,631	$60,091	$—	$72,722

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Money market funds	$11,546	$—	$—	$11,546
Commercial paper	—	8,913	—	8,913
Corporate debt securities	—	28,642	—	28,642
U.S. government bonds	—	39,563	—	39,563
Total	$11,546	$77,118	$—	$88,664
There were no financial liabilities as of March 31, 2023 and December 31, 2022.
The following tables summarize the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses (in thousands):

	March 31, 2023
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$12,631	$—	$—	$12,631
Total cash equivalents	$12,631	$—	$—	$12,631
Debt securities:
Corporate debt securities	$19,820	$—	$(37)	$19,783
Commercial paper	4,990	—	—	4,990
U.S. government bonds	35,314	8	(4)	35,318
Total debt securities	$60,124	$8	$(41)	$60,091
Classified as:
Cash equivalents				$12,631
Short-term debt securities				60,091
				$72,722

	December 31, 2022
	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	$11,546	$—	$—	$11,546
Commercial paper	3,968	—	—	3,968
Total cash equivalents	$15,514	$—	$—	$15,514
Debt securities:
U.S. government bonds	$39,646	$3	$(86)	$39,563
Corporate debt securities	28,759	—	(117)	28,642
Commercial paper	4,945	—	—	4,945
Total debt securities	$73,350	$3	$(203)	$73,150
Classified as:
Cash equivalents				$15,514
Short-term debt securities				73,150
				$88,664
During the three months ended March 31, 2023, the Company did not recognize any other-than-temporary impairment losses. The Company determined that the decline in fair value of debt securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of March 31, 2023. There were unrealized losses of $33,000 as of March 31, 2023, and no unrealized losses have been in the loss position for more than 12 months. However, the Company is planning to hold these securities until maturity and expects to recover the amortized cost basis.
4.    Balance Sheet Components
Inventories
Inventories consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$4,290	$1,703
Work-in-progress	834	884
Finished goods	214	266
Total inventories	$5,338	$2,853
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid contract manufacturing costs	$2,653	$3,542
Short term deposits	4,743	4,542
Prepaid research costs	3,438	2,822
Prepaid insurance	147	586
Prepaid marketing	454	753
Other	975	1,740
Total prepaid expenses and other current assets	$12,410	$13,985

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Compensation and related benefits	$3,755	$2,101
Contract research costs	2,724	4,188
Contract manufacturing costs	1,906	6,167
Product revenue reserves	1,688	1,373
Other	1,633	1,826
Total accrued liabilities	$11,706	$15,655
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

The Company was funded $40.0 million in June 2022 on the Closing Date under Tranche A. The remaining $35.0 million is divided into two tranches (Tranche B and Tranche C). The $17.5 million under each of Tranche B and Tranche C will be available for a period commencing on the later of (a) the first date that the Company achieves certain development and regulatory milestones applicable to each Tranche and (b) November 1, 2022. Both Tranche B and Tranche C draw periods end on the earlier of (a) June 30, 2024 or (b) an event of default. The Company is currently eligible to draw the $17.5 million under Tranche B, but has not done so as of March 31, 2023.
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
In connection with the issuance of the Innovatus Loan, the Company recorded a debt discount of $0.2 million and capitalized debt issuance costs of $1.1 million. The discount and issuance costs will be amortized over the life of the loan. Interest expense for the Innovatus Loan for the three months ended March 31, 2023 was $1.3 million, and is inclusive of non-cash amortization of the debt discount and debt issuance costs and accretion of final payment. The carrying amount of the Innovatus Loan at March 31, 2023 was $40.0 million. The carrying amount of the Innovatus Loan approximates fair value given its recent issuance. The effective interest rate for the Innovatus Loan was 13.35% as of March 31, 2023.
Additionally, in connection with entering into the Innovatus Loan, the Company entered into a Stock Purchase Agreement with Innovatus for the sale of common stock with an aggregate value of $5.0 million. On June 1, 2022, the Company issued 749,053 shares of common stock to Innovatus at a per share purchase price of $6.6751, the preceding five-day volume weighted average price per share.
A portion of the loan proceeds were used to repay in full the approximately $33.5 million of aggregate principal amount, unpaid interest, and exit fees in connection with loans outstanding owed to Oxford Finance LLC (the Oxford Loan) by the Company.
Oxford Term Loan
On June 1, 2022, upon entering into the Innovatus Loan, the Company repaid the Oxford Loan, including (i) the $30.0 million outstanding principal balances, (ii) $0.2 million in accrued and unpaid interest, and (iii) other final payments consisting of $3.3 million, for a total payment of $33.5 million. The Company recorded a loss of $1.1 million on early extinguishment of the debt related to the unamortized debt premium, discount, and cost of issuance, which was recognized as a component of other (expense) income, net in the condensed consolidated statement of operations.
The Company accounts for the amortization of the debt discount utilizing the effective interest method. Debt and unamortized discount balances are as follows (in thousands):

	March 31, 2023	December 31, 2022
Face value of debt	$40,756	$40,531
Exit fee	2,600	2,600
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(3,367)	(3,506)
Total debt, net	$39,989	$39,625
7.    Stock-Based Compensation
In June 2016, the Company’s Board of Directors adopted and in August 2016 the Company’s stockholders approved the Amended and Restated 2013 Equity Incentive Plan (Restated 2013 Plan). As of March 31, 2023, there were 2,232,008 shares available for grant under the Restated 2013 Plan.

During the second quarter of 2021, the Company approved the 2021 Inducement Plan to reserve 850,000 shares of its common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of March 31, 2023, there were 1,510,000 shares remaining and available to be issued under the 2021 Inducement Plan.
The following table summarizes stock option activity under the Company’s stock-based compensation plans during the three months ended March 31, 2023 (in thousands, except option and share data):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	6,143,183	$9.00	6.00	$—
Granted	2,234,978	$1.48
Forfeited	(327,523)	$5.20
Outstanding as of March 31, 2023	8,050,638	$7.22	4.68	$—
Vested and exercisable as of March 31, 2023	4,228,656	$9.92	4.19	$—
During the three months ended March 31, 2023 and 2022, the weighted-average grant date fair value of options granted were $1.48 and $3.23 per share, respectively.
The Company records stock-based compensation of stock options granted by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizes the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. The fair value of stock options was estimated using the following weighted-average assumptions:

Three Months Ended March 31,
	2023	2022
Expected term (in years)	0.86-6.08	5.27-6.08
Volatility	90.21%-156.25%	68.71%-70.75%
Risk free interest rate	3.56%-4.85%	1.76%-2.41%
Dividend yield	—	—
Restricted Stock Units and Performance Stock Units
During the three months ended March 31, 2023, the Company granted 15,000 performance stock units (PSUs), with a weighted-average grant date fair value of $2.26 per share. There were no PSUs granted during the three months ended March 31, 2022. The performance-based metrics include the achievement of certain revenue targets and clinical and regulatory milestones. During the three months ended March 31, 2023 and 2022, the Company recorded $0.2 million and $0.1 million, respectively, of stock-based compensation expense related to the PSUs as it is expected that all milestones will be achieved by the target dates. This expense is included in selling, general and administrative expenses. As of March 31, 2023, other than 15,000 PSUs for which vesting was accelerated in connection with the modification noted below, no PSUs have vested as the performance-based metrics of the PSUs have not yet been achieved.
During the three months ended March 31, 2023 and 2022, the Company granted 39,167 and 298,150 restricted stock units (RSUs), respectively, with a weighted-average grant date fair value of $2.26 and $5.22 per share, respectively. In relation to the RSUs granted, the Company recognized $0.4 million and $0.4 million in stock-based compensation expense for the three months ended March 31, 2023 and 2022, respectively, which were included in selling, general and administrative expenses. As of March 31, 2023, the total unrecognized compensation expense related to unvested RSUs and PSUs was $2.5 million, which the Company expects to recognize over an estimated weighted-average period of 2.0 years.

The following table summarizes RSU and PSU activity and weighted average grant date fair value for the three months ended March 31, 2023:

	Shares	Weighted- Average Grant Date Fair Value
Unvested shares as of December 31, 2022	641,407	$7.08
Granted	54,167	$2.26
Vested	(192,147)	$5.12
Forfeited	(13,456)	$7.44
Unvested shares as of March 31, 2023	489,971	$7.31
Awards Modification
On February 6, 2023, the Company entered into a separation agreement and general release with David Cory, the Company's former President and Chief Executive Officer. Pursuant to the separation agreement, 50% of Mr. Cory's unvested equity awards were accelerated to vest on the date the separation agreement was executed. Additionally, the exercise period for Mr. Cory's vested awards was extended, including his accelerated awards. The stock compensation recognized related to these modifications was $0.9 million, which is reflected in selling, general and administrative expenses.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$834	$625
Selling, general and administrative	1,708	1,422
Total	$2,542	$2,047
As of March 31, 2023, the total unrecognized compensation expense related to unvested options was $9.7 million, which the Company expects to recognize over an estimated weighted average period of 2.7 years.
8.    Income Taxes
The Company’s provision for income taxes was approximately $2,000 and $9,000 for the three months ended March 31, 2023 and 2022, respectively, with an effective tax rate of 0.01% and 0.04% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate in each period differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company’s deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The tax expense recorded for the three months ended March 31, 2023, and 2022, respectively, relates to state taxes.
9.    Commitments and Contingencies
Lease Agreements
In October 2017, the Company entered into a non-cancelable operating facility lease agreement for 8,029 square feet of office space located at 2155 Park Boulevard in Palo Alto, California. The lease commenced on March 1, 2018 and was to expire in February 2023. The lease had a three-year renewal option prior to expiration. The lease included rent escalation clauses throughout the lease term. In October 2017, the Company provided a security deposit of $0.3 million. In February 2023, the Company amended the lease to extend the lease by one year with a one year renewal option. The extended lease commenced on March 1, 2023 and expires on February 28, 2024. The Company accounted for the amendment as a lease modification in accordance with ASC Topic 842. The Company also has additional operating leases that are included in its lease accounting but are not considered material for disclosure.

The maturities of the Company’s operating lease liabilities as of March 31, 2023 were as follows (in thousands):

Undiscounted lease payments	March 31, 2023
Remaining in 2023	$375
2024	84
2025	1
Total undiscounted payments	460
Less: imputed interest	24
Present value of future lease payments	436
Less: current portion of operating lease liabilities	435
Operating lease liabilities	$1
Rent expense recognized for the Company’s operating leases was $0.1 million for the three months ended March 31, 2023 and 2022. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for the operating leases were $15,000 and $23,000 for the three months ended March 31, 2023 and 2022, respectively.
The operating cash outflows for the operating lease liabilities were $0.2 million for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, the weighted-average remaining lease terms were 0.9 years and 1.2 years, and weighted-average discount rates were 12.82% and 12.82%, respectively.
Legal Matters
On November 8, 2022 a putative securities class action complaint was filed in the United States District Court for the Northern District of California alleging that the company and two former executives violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5. The complaint alleged generally that between March 2021 and October 2022 material misstatements and omissions were made to shareholders regarding the TOGETHER study of peginterferon lambda for the treatment of COVID-19 as well as the likelihood of FDA approval of an Emergency Use Authorization for peginterferon lambda. The Court appointed a lead plaintiff on March 2, 2023. On April 10, 2023, the lead plaintiff filed a notice of voluntary dismissal without prejudice.
10.    Net Loss Per Share
Basic net loss per share of common stock is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Since the Company was in a loss position for the three months ended March 31, 2023 and 2022, diluted net loss per share is the same as basic net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method.
The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	8,050,638	6,490,451
Restricted and Performance stock units (unvested)	489,971	802,819
ESPP	291,887	87,553
Total	8,832,496	7,380,823

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of Eiger BioPharmaceuticals, Inc.'s (Eiger) financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our consolidated financial statements and related notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2023. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this report.
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
Our HDV platform includes two first-in-class therapies in Phase 3 that target critical host processes involved in viral replication. Lonafarnib is a first-in-class, oral farnesylation inhibitor, and peginterferon lambda is a first-in-class, type III, interferon.
D-LIVR is the pivotal Phase 3 study of lonafarnib boosted with ritonavir, alone or in combination with peginterferon alfa-2a, for HDV. The study completed enrollment of 407 patients, and we announced topline Week 48 data in December 2022, with Week 72 data expected by end of the second quarter 2023. LIMT-2 is the pivotal Phase 3 study of peginterferon lambda for HDV. The study has completed screening and is expected to complete randomization of approximately 150 patients by end of the second quarter 2023.
We are also developing avexitide, a first in class, well-characterized GLP-1 antagonist, as a targeted treatment for two metabolic diseases with high unmet medical needs and no approved therapies: congenital hyperinsulinism (HI) and post-bariatric hypoglycemia (PBH). Avexitide has completed Phase 2 for both indications, and we initiated Phase 3 study start-up activities for HI in 2022. In connection with our Phase 3 start-up activities, we observed low levels of product-related impurities in the finished drug product. Although not unusual for this class of compounds, we are working with our Contract Manufacturing Organizations (CMOs) to control and qualify these materials and plan to initiate dosing in Phase 3 when an adequate supply of materials with a sufficient shelf-life has been released.

The FDA approved our first commercial product, Zokinvy (lonafarnib), to reduce the risk of mortality of Hutchinson-Gilford progeria syndrome (HGPS) and for treatment of processing-deficient progeroid laminopathies (PL) with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, on November 20, 2020. Collectively known as progeria, these are ultra-rare and rapidly fatal genetic conditions of accelerated aging in children. On July 20, 2022, we announced that the European Commission (EC) granted Eiger a centralized marketing authorization (MA) under the exceptional circumstances procedure for Zokinvy for the treatment of progeria. The MA is subject to the EMA’s continued review on an annual basis of new efficacy and safety information which may become available. The EC's centralized MA is valid in all 27 EU member states plus Iceland, Liechtenstein, and Norway. Regulatory review is ongoing by the UK's Medicine and Healthcare products Regulatory Agency (MHRA) as part of the UK's European Commission Decision Reliance Procedure, which has been extended to apply across Great Britain until December 31, 2023.
We commercially launched Zokinvy in the U.S. in January 2021 and in Europe in November 2022 and started to record product revenue in the first quarter of 2021. The European Commission's centralized marketing authorization is valid in all 27 EU member states as well as Iceland, Liechtenstein, and Norway. Our first European sales were recognized in the fourth quarter of 2022.
We have initiated a formal program prioritization assessment with a focus on enhancing long-term shareholder value while fulfilling the promise of advancing our high-potential product candidates for patients with serious diseases.
We have historically incurred operating losses in each year since inception, and we expect to incur losses for the foreseeable future. We had a net loss of $22.8 million and $22.6 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $460.0 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.
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
Recent Developments
On April 13, 2023, we announced the appointments of William G. Kachioff, as Chief Financial Officer, and James A. Vollins as General Counsel, Chief Compliance Officer and Corporate Secretary, to the Company’s management team.
Prior to joining Eiger, Mr. Kachioff has served as interim CFO at Aduro Biotech (now Chinook Therapeutics) and CFO at GenomeDx Biosciences (now Veracyte), Biocept, Althea Technologies (now Ajinomoto Bio-Pharma) and MicroIslet.
Prior to joining Eiger, Mr. Vollins has served as General Counsel, Chief Compliance Officer and Corporate Secretary at BioDelivery Sciences International, Inc. and Bio Products Laboratory Limited.
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
The largest component of our operating expenses has historically been the investment in clinical trials, including contract manufacturing arrangements, clinical trial material related costs and other research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Product candidates:
Lonafarnib	$4,559	$5,970
Peginterferon lambda	4,704	7,352
Avexitide	1,839	612
Internal research and development costs	5,646	3,636
Total research and development expense	$16,748	$17,570
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
The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. We may never succeed in timely developing and achieving regulatory approval for our product candidates. The probability of success of our product candidates may be affected by numerous factors, including clinical data, competition, intellectual property rights, manufacturing capability and commercial viability. As a result, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates. The COVID-19 pandemic presents additional risks and uncertainties associated with developing drugs, as further described in Part II, Item 1A, “Risk Factors”.

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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities revenues, and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. There were no material changes to our critical accounting policies as disclosed in our 2022 Annual Report on Form 10-K filed with SEC on March 17, 2023.
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		$ Change
	2023	2022
Product revenue, net	$4,118	$2,673	$1,445	54%
Total revenue	4,118	2,673	1,445	54%
Costs and operating expenses:
Cost of sales	118	110	8	7%
Research and development	16,748	17,570	(822)	(5)%
Selling, general and administrative	9,515	6,813	2,702	40%
Total costs and operating expenses	26,381	24,493	1,888	8%
Loss from operations	(22,263)	(21,820)	(443)	2%
Interest expense	(1,285)	(886)	(399)	45%
Interest income	711	45	666	*
Other (expense) income, net	55	27	28	104%
Loss before provision for income taxes	(22,782)	(22,634)	(148)	1%
Provision for income taxes	2	9	(7)	(78)%
Net loss	$(22,784)	$(22,643)	$(141)	1%
*Percentage not meaningful.

Product revenue, net
Product revenue, net increased by $1.4 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to $0.6 million in Germany sales compared to no such sales for the same period in 2022, an increase of $0.5 million in France ATU sales, and an increase of $0.3 million in U.S. sales during the quarter.
Cost of sales
Cost of sales was flat for the three months ended March 31, 2023 compared to the same period in 2022.
Research and development expenses
Research and development expenses decreased by $0.8 million for the three months ended March 31, 2023 compared to the same period in 2022. The decrease was primarily due to a $4.7 million decrease in milestone expenses related to the Phase 3 LIMT-2 study of peginterferon lambda for HDV under the BMS License Agreement, which occurred in March 2022, and a $0.2 million decrease in outside services across programs including consulting and advisory services. These decreases were partially offset by a $2.3 million increase in clinical and contract manufacturing expenditures, a $1.6 million increase in headcount related expenses, including stock-based compensation, and a $0.2 million increase in operational overhead costs.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $2.7 million to $9.5 million for the three months ended March 31, 2023, from $6.8 million for the same period in 2022. The increase was primarily due to a $1.3 million increase in outside services, including consulting, advisory and accounting services, a $1.3 million increase in compensation and personnel related expenses, including stock-based compensation, due to an increase in headcount, and $0.1 million increase in other operating expenses, all to support the Company's operations.
Interest expenses
Interest expense increased by $0.4 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to an increase in the outstanding principal balance of our long-term borrowings related to the Innovatus loan.
Interest income
Interest income increased by $0.7 million for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to an increase in interest rates.
Provision for income taxes
Provision for income taxes decreased by $7,000 compared to the same period in 2022. The change was primarily due to tax expense related to state taxes.
Liquidity and Capital Resources
Sources of Liquidity
As of March 31, 2023, we had $75.3 million of cash, cash equivalents and short-term debt securities, comprised of $15.2 million of cash and cash equivalents and $60.1 million of short-term debt securities available-for-sale, and an accumulated deficit of $460.0 million.
On June 1, 2022, we entered into a loan and security agreement with Innovatus Life Sciences Lending Fund I, LP (Innovatus), providing for up to $75.0 million funded in three tranches with a maturity date of August 31, 2027. We were funded $40.0 million in June 2022 at the closing, of which approximately $33.5 million was used to pay off loans outstanding owed to Oxford Finance LLC (the Oxford Loan). We recorded a loss of $1.1 million on early extinguishment of the debt which was recognized as a component of Other (expense) income, net in the consolidated statement of operations and comprehensive loss. As part of the agreement with Innovatus, we are required to maintain a cash balance of not less than 5% of the aggregate principal amount of funded and outstanding term loans at all times. We are currently eligible to draw the $17.5 million under Tranche B, but have not done so as of March 31, 2023.
Additionally, in connection with entering into the Innovatus Loan, we entered into a Stock Purchase Agreement with Innovatus for the sale of common stock with an aggregate value of $5.0 million. On June 1, 2022, we issued 749,053 shares of common stock to Innovatus at a per share purchase price of $6.6751. Refer to Note 6 of our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q for additional details.
On March 25, 2022, we entered into a new Open Market Sale AgreementSM with Jefferies, pursuant to which we can sell up to a maximum of $50.0 million of our common stock in offerings that are deemed “at the market” offerings as defined in Rule 415 under the Securities Act, under Eiger’s effective shelf registration statement (the 2022 ATM Facility). In April 2022, we completed offerings from the 2022 ATM facility for a total of 2,686,288 shares of our common stock resulting in net proceeds of $20.8 million, after deducting commissions costs. No additional offerings were completed since April 2022. As of March 31, 2023, there was approximately $28.7 million remaining under the 2022 ATM Facility for future issuance.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(24,005)	$(18,459)
Net cash provided by (used) in investing activities	13,383	(3,002)
Net cash provided by financing activities	41	45,802
Effect of foreign exchange on cash and cash equivalents	(36)	—
Net increase in cash and cash equivalents	$(10,617)	$24,341
Cash flows from operating activities
Cash used in operating activities for the three months ended March 31, 2023 was $24.0 million, which primarily consisted of a net loss of $22.8 million, stock-based compensation expense of $2.5 million, non-cash interest expense of $0.4 million, amortization of debt securities discount of $0.4 million, reduction in the carrying amount of right-of-use assets of $0.1 million and depreciation and amortization of $0.1 million. Additionally, cash used in operating activities reflected changes in net operating assets due to an increase of $2.1 million in accounts receivable, a decrease of $2.7 million in accounts payable and accrued liabilities primarily due to the timing of payments, an increase of $0.9 million in inventories and a decrease of $0.1 million in operating lease liabilities partially offset by a decrease of $1.4 million in prepaid expenses and other current assets and a decrease of $0.5 million in other assets.
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
Cash flows from investing activities
Cash provided by investing activities for the three months ended March 31, 2023 was $13.4 million, primarily consisting of $33.0 million of proceeds from maturities of debt securities, which were partially offset by $19.4 million of purchases of debt securities and $0.2 million of purchases of property and equipment.
Cash used in investing activities was $3.0 million for the three months ended March 31, 2022, primarily consisting of $10.9 million of purchases of debt securities, which were partially offset by $7.9 million of proceeds from maturities of debt securities.
Cash flows from financing activities
Cash provided by financing activities for the three months ended March 31, 2023 was $41,000 of proceeds from issuance of common stock upon ESPP purchases.
Cash provided by financing activities for the three months ended March 31, 2022 was $45.8 million, which primarily consisted of $45.6 million of net proceeds from the issuance of common stock under the 2020 ATM Facility and $0.2 million of common stock upon stock option exercises and ESPP purchases.
Contractual Obligations and Other Commitments
Our contractual obligations as of March 31, 2023 have not materially changed from what we presented in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 17, 2023.

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
Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of March 31, 2023, the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Schoen v. Eiger BioPharmaceuticals, Inc., et al., Case No. 22-cv-06985
On November 8, 2022 a putative securities class action complaint was filed in the United States District Court for the Northern District of California alleging that the company and two former executives violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5. The complaint alleged generally that between March 2021 and October 2022, material misstatements and omissions were made to shareholders regarding the TOGETHER study of peginterferon lambda for the treatment of COVID-19 as well as the likelihood of FDA authorization of an Emergency Use Authorization for peginterferon lambda. The Court appointed a lead plaintiff on March 2, 2023. On April 10, 2023, the lead plaintiff filed a notice of voluntary dismissal without prejudice.
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
Risk Factor Summary
Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part II, Item 1A of this Quarterly Report. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should carefully consider the risks and uncertainties described under “Risk Factors” in Part II, Item 1A of this Quarterly Report as part of your evaluation of an investment in our common stock.
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
We are a commercial-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the three months ended March 31, 2023 and 2022, we reported a net loss of $22.8 million and $22.6 million, respectively. As of March 31, 2023, we had an accumulated deficit of $460.0 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.
We believe that our currently available resources will be sufficient to fund our planned operations for at least the next 12 months following the issuance date of these consolidated financial statements. Our assumption does not reflect the possibility that we may not be able to access a portion of our existing cash, cash equivalents and short-term securities due to market and other conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (FDIC) was appointed receiver of Silicon Valley Bank (SVB), where we maintain an operating account with a balance that exceeded the FDIC insurance limit. Although, the cash in our accounts at Silicon Valley Bank did not impact our operations or our conclusion that we have sufficient capital to fund our operations for at least the next 12 months, we cannot be certain that future market corrections or other conditions will not impact our ability to access our cash, cash equivalents and short-term securities. On March 12, 2023, the U.S. Treasury Department, the Federal Reserve and the FDIC jointly announced enabling actions that fully protect all depositors of SVB and that such depositors would have access to all of their funds starting March 13, 2023. On March 26, 2023, the FDIC announced that First Citizens BancShares would acquire the commercial banking business of SVB. We continue to maintain an operating account at SVB and have begun measures to reduce our deposit concentration risk. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and short-term securities may be threatened.
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
•commercialize and provide expanded access to Zokinvy for the treatment of HGPS and processing-deficient PL
•identify and develop potential commercial opportunities, such as lonafarnib-based regimens and peginterferon lambda for HDV, and avexitide for HI and PBH;
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
We have one product approved for commercialization in the U.S. and EU for two ultra-rare diseases. Zokinvy works to (i) reduce the risk of mortality in HGPS, and (ii) treat processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations. Zokinvy was approved by the FDA in November 2020 and launched commercially in the U.S. in January 2021. In July 2022, our MAA for Zokinvy was approved by the EC, under the exceptional circumstances procedure. The Marketing Authorization (MA) is subject to the EMA’s continued review on an annual basis of new efficacy and safety information which may become available. Our ability to generate substantial revenue and achieve profitability depends on our ability to (i) obtain the regulatory and marketing approvals necessary to commercialize Zokinvy in foreign jurisdictions, alone or with strategic collaboration partners, and (ii) to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, more of our product candidates in the U.S. or foreign jurisdictions. We do not anticipate generating significant product revenue for the foreseeable future. Our ability to generate future product revenue depends heavily on our success in many areas, including, but not limited to:
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
To the extent that we raise additional capital through the sale of equity, including pursuant to the 2022 ATM Facility, debt or other securities convertible into equity, stockholder ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder such as the Loan and Security Agreement we entered into with Innovatus Life Sciences Lending Fund I, LP (Innovatus) in June 2022 (the Innovatus Loan). The Innovatus Loan was a $75.0 million debt financing arrangement with Innovatus wherein we borrowed the first tranche of $40.0 million upon closing of the debt financing in June 2022. The Innovatus Loan is secured by perfected first priority liens on our assets. The Innovatus Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse effect events, certain cross defaults and judgments, and insolvency.
If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and continuing disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic. We cannot assure you that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of product candidates to meet our projected plans. If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially affect our business, financial condition, and results of operations.
Covenants in the Innovatus Loan restrict our business and operations in many ways, and if we do not effectively comply with our covenants, our financial conditions and results of operations could be adversely affected.
The Innovatus Loan provides for up to $75.0 million in term loans due on August 31, 2027, of which $40.0 million in principal is outstanding as of March 31, 2023. All of our current and future assets, secure our borrowings under the Innovatus Loan. The Innovatus Loan requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Innovatus Loan, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable. If we are unable to repay those amounts, the lenders under the Innovatus Loan could proceed against the collateral granted to them to secure that debt, and our inability to use or dispose of those assets would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty, restrict access to additional borrowings under the loan and security agreement, and accelerate the maturity of the debt. Any default under the Innovatus Loan would materially affect our liquidity and ability to fund our operations and complete our planned clinical trials and regulatory filings would be substantially impaired.
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
With respect to potential commercial products, we currently have two product candidates that are in Phase 3 clinical development, lonafarnib-based regimens for HDV and peginterferon lambda for HDV. Phase 3 study startup activities for avexitide in HI have been initiated. It may be years before our studies are completed, and new studies are initiated, if at all.
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
We may seek approval under the Accelerated Approval pathway for our lonafarnib and peginterferon lambda products for the treatment of HDV. For any approval to market a product, we must provide the FDA and foreign regulatory agencies with clinical data that adequately demonstrate the safety, efficacy, purity and/or potency of the product for the indication applied for in the NDA, BLA, or other respective regulatory filings. The Accelerated Approval Program is one of several approaches used by the FDA to make prescription drugs and biologics more rapidly available for the treatment of serious or life-threatening diseases. Section 506(c) of the Federal Food, Drug and Cosmetic Act (FDCA) provides that the FDA may grant accelerated approval to “a product for a serious or life-threatening condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.” Approval through the Accelerated Approval Program is typically subject, however, to the requirement that the applicant conduct additional post-marketing clinical trials to verify and describe the product’s clinical benefit. Typically, clinical benefit is verified when post-marketing clinical trials show that the product provides a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. The FDA may require that these studies be underway prior to Accelerated Approval pursuant to the Food and Drug Omnibus Reform Act of 2022 (FDORA). If such confirmatory post-marketing trial fails to confirm the product’s clinical profile or risks and benefits, the FDA may withdraw its approval of the product. The FDA has broad discretion with regard to approval through the Accelerated Approval Program, and even if we believe that the Accelerated Approval Program is appropriate for our product candidates, we cannot assure you that the FDA will ultimately agree. The FDA may also change its policies with respect over Accelerated Approval over time. For example, in March 2023, the FDA announced the availability of draft guidance on “Clinical Trial Considerations to Support Accelerated Approval of Oncology Therapeutics,” in which the agency outlined, and invited public comment on, its “preferred approach” of randomized controlled trials, including those that provide for longer term follow-up that could fulfill a post-marketing requirement to verify clinical benefit. In that draft guidance, the FDA acknowledged that historically, single-arm trial designs and response endpoints have most commonly been used in oncology, but noted that such trials have limitations. Furthermore, even if we do obtain approval through the Accelerated Approval Program, we may not experience a faster development process, review or approval compared to conventional FDA procedures.
Our lonafarnib-based regimens and peginterferon lambda products for the treatment of HDV are in Phase 3 studies with endpoints intended to support accelerated approval. The primary endpoint for the D-LIVR study, the Phase 3 study of lonafarnib-based regimens, is a composite of a > 2 log reduction in HDV RNA and ALT normalization at end of 48 weeks of treatment and is intended to support accelerated approval. The primary endpoint for the LIMT-2 study, the Phase 3 study of peginterferon lambda, is a durable virologic response, defined as HDV RNA below the limit of quantitation at 24 weeks post-treatment, and is intended to support accelerated approval. The study endpoints were previously achieved in Phase 2 studies and are consistent with FDA guidance on the development of treatments for HDV. While these proposed endpoints are designed to be consistent with FDA guidance, there is no assurance that approval will be granted on a timely basis, or at all. FDA may disagree that the design of, or results from, our studies support accelerated approval. Additionally, the FDA could require us to conduct further studies or trials prior to granting approval of any type, including by determining that approval through the Accelerated Approval Program is not appropriate and that our clinical trials may not be used to support approval through the conventional pathway. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. There also can be no assurance that after subsequent FDA feedback we will continue to pursue approval through the Accelerated Approval Program. A failure to obtain approval through the Accelerated Approval Program could result in a longer time period to obtain approval of our product candidates, could increase the cost of their development, could delay our ability to commercialize our products and could significantly harm our financial position and competitive position in the marketplace.
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
Given we are not able to receive an Emergency Use Authorization (EUA) from FDA in the U.S., we may not be able to receive a similar temporary use authorization from foreign regulatory agencies. If we do receive an EUA or similar temporary use authorization, absent a full marketing authorization for that indication, our ability to sell our products would be revoked when the COVID-19 public health emergency terminates.
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
The regulatory authorities in the EU or in other jurisdictions outside the U.S. may grant a conditional marketing authorization for medicinal products intended for the treatment of seriously debilitating or life-threatening diseases prior to the submission of comprehensive clinical data if that treatment is of major therapeutic advantage to the patients concerned or no other authorized treatment is available. In emergency situations, such a conditional marketing authorization may also be granted for these medicinal products where comprehensive preclinical or pharmaceutical data have not been supplied.

These conditional marketing authorizations are subject to specific conditions (e.g., completing on-going studies or conducting new studies) which must be fulfilled within a timeline specified in the marketing authorization. These marketing authorizations are valid for a short period of time (e.g., one year) which can usually be renewed. If we would apply for such a conditional marketing authorization the regulatory authority concerned may reject our application because it considers that the benefit-risk balance of our product is not favorable or it judges it unlikely that we would be able to provide comprehensive data. If we would obtain such a conditional marketing authorization we may not be able to complete (timely) the studies which the regulatory authority imposed as a condition for the marketing authorization or the data collected in the course of these studies may indicate that our product does not have a favorable benefit-risk profile. As a result, we may not be able to continue distributing our product because the conditional marketing authorization has been revoked or not renewed, or the regulatory authority refused finally to grant a regular marketing authorization.
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
If any of our relationships with investigators or third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs in a timely manner or do so on commercially reasonable terms. In addition, our CROs may not prioritize our clinical studies relative to those of other customers and any turnover in personnel or delays in the allocation of CRO employees by the CRO may negatively affect our clinical studies. If investigators or CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, our clinical studies may be delayed or terminated, and we may not be able to meet our current plans with respect to our product candidates. CROs may also involve higher costs than anticipated, which could negatively affect our financial condition and operations. In addition, we do not currently have, nor do we plan to establish, the capability to manufacture product candidates for use in the conduct of our clinical studies or in support of our commercialization of potential products, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale without the use of third-party manufacturers. We plan to rely on third-party manufacturers and their responsibilities will include purchasing from third-party suppliers the materials necessary to produce our product candidates for our clinical studies and regulatory approval. There are expected to be a limited number of suppliers for the active ingredients and other materials that we expect to use to manufacture our product candidates, and we may not be able to identify alternative suppliers to prevent a possible disruption of the manufacture of our product candidates for our clinical studies, and, if approved, ultimately for commercial sale. Although we generally do not expect to begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete the study, any significant delay or discontinuity in the supply of a product candidate, or the active ingredient or other material components in the manufacture of the product candidate, could delay completion of our clinical studies and potential timing for regulatory approval of our product candidates, which would harm our business and results of operations. For example, in connection with Phase 3 startup activities for Avexitide, we observed low levels of product-related impurities in the finished drug product. Although not unusual for this class of compounds, we are working with our CMOs to control and qualify these materials and plan to initiate dosing in Phase 3 when an adequate supply of materials with a sufficient shelf-life has been released.
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
The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies that may compete with our product candidates. For example, we have competitors both in the United States and internationally, including multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include Gilead Sciences, Vir Biotechnology, Janssen Pharmaceuticals, Replicor, Zealand Pharmaceuticals, Xeris Pharmaceuticals, Rezolute, Hanmi Pharmaceutical, and Crinetics Pharmaceuticals as well as other smaller companies or biotechnology startups and large multinational pharmaceutical companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring, or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization, and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

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
The process for determining whether a third-party payor will provide coverage for a drug product typically is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover Zokinvy or any of our product candidates once approved could reduce utilization of such products and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that adequate reimbursement will be available. Adequate third-party payor reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process.
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
Even though we have Orphan Drug designations for each of our development programs in the United States and the EU, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain Orphan Drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products with different active moieties can be approved for the same condition. Even after an Orphan Drug is approved, the FDA or EMA can subsequently approve the same product with the same active moiety for the same condition if the FDA or EMA concludes that the later product is safer, more effective, or makes a major contribution to patient care. Orphan Drug designation neither shortens the development time or regulatory review time of a product candidate nor gives the product candidate any advantage in the regulatory review or approval process.
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
Patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in the EU may be available to extend the patent or data exclusivity terms of products. With respect to lonafarnib-based regimens, peginterferon lambda and avexitide, a substantial portion of the potential commercial opportunity will likely rely on patent term extensions, and we cannot provide any assurances that any such patent term extensions will be obtained and, if so, for how long. As a result, we may not be able to maintain exclusivity for our products for an extended period after regulatory approval, which would negatively impact our business and results of operations. If we do not have sufficient patent terms or regulatory exclusivity to protect our products, our business and results of operations will be adversely affected.
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

Innovative small molecule drugs may be eligible for certain periods of regulatory exclusivity. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity (NCE). During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such product candidate where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing product candidate. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for product candidates containing the original active agent for other conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
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
On December 14, 2022, David Cory resigned as our President and Chief Executive Officer and a member of our Board, and on January 3, 2023, Sriram Ryali notified the Company of his resignation as the Company’s Chief Financial Officer, effective January 20, 2023, and on February 17, 2023, Erik Atkisson resigned as our General Counsel, Corporate Secretary and Chief Compliance Officer. The Company has also experienced recent turnover in its financial reporting function.

The Board has appointed Dr. David Apelian as the Company’s Interim Chief Executive Officer, and Dr. Apelian will remain a member of the Board. We are highly dependent on Dr. Apelian until we retain a permanent Chief Executive Officer. On April 13, 2023, Eiger announced the appointments of William G. Kachioff as Chief Financial Officer, and James A. Vollins as General Counsel, Chief Compliance Officer and Corporate Secretary, to the Company's management team.
Recruiting and retaining other qualified employees, consultants, and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of highly qualified personnel in our industry, which is likely to continue. As a result, competition for personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in development and commercialization of our product candidates may make it more challenging to recruit and retain qualified personnel. The inability to recruit and retain qualified personnel, the loss of the services of Dr. Apelian or other members of our management team, or the failure to hire a permanent Chief Executive Officer and other qualified management personnel, may impede the progress of our research, development, and commercialization objectives and would negatively impact our ability to succeed.
We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.
As of March 31, 2023, we had 51 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, manufacturing, sales, marketing, financial, legal, and other resources. Our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
Aspects of these new state privacy laws, and their interpretation and enforcement, remain uncertain. The potential effects of these new and evolving state privacy laws are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Although the California, Virginia and Colorado laws include exemptions for certain clinical trials data and HIPAA protected health information, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents, and those health-data related exceptions may evolve through amendment or regulatory interpretation. The state privacy law developments, moreover, have prompted a number of additional proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.
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
In the United States, there have been and continue to be a number of legislative initiatives to reform the delivery and payment for healthcare items and services. For example, in March 2010, the Patient Protection and Affordable Care Act (ACA) was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. This law was designed to expand access to health insurance coverage for uninsured and underinsured individuals while at the same time containing overall healthcare costs. The framework of the ACA and other healthcare reforms continues to evolve as a result of executive, legislative, regulatory, and administrative developments. For example, for calendar years 2021 and 2022, the American Rescue Plan Act of 2021 temporarily increased premium tax credit assistance established under the ACA to help eligible individuals cover premiums for health insurance purchased through the health insurance marketplace and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The Inflation Reduction Act of 2022 (IRA) extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. There have also been legal challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It is unclear how the healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal, amend or replace the ACA will impact the ACA and our business.
Also, there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in Congressional and federal agency inquiries regarding pricing and related practices, as well as proposed and enacted federal and state legislation and regulation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the American Rescue Plan Act of 2021 included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Previously, under the ACA, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. Effective January 1, 2024, manufacturers’ Medicaid Drug Rebate Program rebate liability will no longer be capped, potentially resulting in a manufacturer paying more in Medicaid Drug Rebate Program rebates than it receives on the sale of certain covered outpatient drugs. The Biden Administration has continued to support legislative reforms to lower prescription drug prices. In August 2022, President Biden signed into law the IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the Inflation Reduction Act of 2022 imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap benefit annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services. The IRA explicitly excludes from price negotiation orphan drugs designated for only one rare disease or condition and for which the only approved indication is for such disease or condition. However, those drugs with multiple orphan designations are not explicitly excluded from drug price negotiation. CMS continues to release guidance implementing the IRA and the Biden administration continues to direct the Department of Health and Human Services to consider new healthcare payment and delivery models that would lower drug costs and promote access to innovative therapies for beneficiaries enrolled in the Medicare and Medicaid programs. We cannot predict the likelihood, nature or extent of healthcare or drug pricing reforms that may arise from future legislation or administration action nor can we predict how, or to what extent, the drug pricing policies or future healthcare reforms will affect our products. However, we expect these initiatives to increase pressure on drug pricing.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Any legislation at the state or federal level aimed at further healthcare reform may have the effect of limiting the amounts that government agencies will pay for healthcare products and services. For example, an emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost”. In addition, policy changes, including potential modification or repeal of all or parts of the ACA or the implementation of new health care legislation, could result in significant changes to the health care system, which may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or lower pricing for our product candidates, or additional pricing pressures.
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
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payors, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and federal and state laws requiring the disclosure of certain drug pricing information; and
•the EU GDPR and/or the UK GDPR (together, GDPR) and other EU Member State or English data protection legislation, which require data controllers and processors to (i) implement administrative, physical, technical, and organizational safeguards to protect personal information; (ii) establish an appropriate and valid legal basis for processing personal information (iii) comply with accountability transparency requirements regarding the processing of personal information, which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing; (iv) comply with data protection rights of data subjects including a right of access to and rectification of personal information, a right to obtain restriction of processing or to object to processing of personal information, a right to ask for a copy of personal information to be provided to a third party in a useable format and erasing personal information in certain circumstances; (v) report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72 hours, where feasible); (vi) obtain explicit consent for collection of sensitive personal information such as health data; and (vii) consider data protection as any new products or services are developed and to limit the amount of personal information processed. In addition, the GDPR prohibits the international transfer of personal information outside of the EU and/or the UK including to the U.S., unless made to a country deemed to have adequate data privacy laws by the European Commission and/or the UK or a data transfer mechanism in accordance with the GDPR (as applicable) has been put in place.
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
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the US, we could be subject to additional rebate or discount requirements, fines, sanctions and exposure under other laws which could have an adverse effect on our business, results of operations and financial condition.
The Company’s product is subject to government mandated rebates under the Medicaid Drug Rebate Program and other government health care programs in the United States. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with drugs that are dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, rebates are calculated based on pricing metrics we are required to report on a monthly and quarterly basis to the government agencies that administer the programs. These pricing metrics are complex and may vary across products and programs. Additionally, the requirements of government health care programs change frequently and are often subject to interpretation by regulatory agencies and the courts. Tracking these updates and maintaining compliance will be costly and time consuming. Further, errors in the submission of our pricing data, failure to make necessary pricing disclosures, and/or overcharging government payors (or failing to identify overpayments) could result in allegations against us under the federal False Claims Act and other laws and regulations, as well as subject us to potential termination of our rebate agreement with CMS. Responding to government investigations or enforcement actions and/or making necessary refunds to government payors would be expensive and time consuming and could have an adverse effect on our business, results of operations and financial condition.
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
We have conducted in the past and are currently conducting clinical trials in the United States, Canada, Australia, Turkey, Germany, Pakistan, New Zealand, Mongolia, Spain, France, Bulgaria, Romania, Taiwan, Sweden, Italy, Belgium, Switzerland, United Kingdom, Greece, Moldova, Ukraine, Russia, and Israel, and accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. Emerging regions, such as Eastern Europe, Latin America, Asia, and Africa, as well as more developed markets, such as the United Kingdom, France, Germany, and Australia, provide clinical study opportunities for us. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, both Turkey and Pakistan are key regions for clinical activity relating to Hepatitis Delta Virus, and further outbreaks of violence and political instability in the region could disrupt our clinical operations or otherwise limit our ability to access or conduct clinical studies in those regions. Certain countries have closed their borders due to COVID-19 preventing activation of clinical sites. Actions taken by the Russian Federation in Ukraine and surrounding areas have destabilized the region and caused the adoption of comprehensive sanctions by, among others, the EU, the United States and the UK, which restrict a wide range of trade and financial dealings with Russia and Russian persons, as well as certain regions in Ukraine, including by imposing stricter export controls, prohibiting dealings with major Russian banks and credit institutions, and prohibiting trade with the Donetsk, Luhansk, Kherson and Zaporizhzhia regions of Ukraine. In addition, clinical site initiation and patient enrollment may be delayed, and we may not be able to access sites for initiation, monitoring and data collection in regions affected by the Russian invasion of Ukraine, including due to the prioritization of hospital resources away from clinical trials or as a result of government-imposed curfews, warfare, violence or other governmental action or events that restrict movement. Some patients may not be able to comply with clinical trial protocols if the conflict impedes patient movement or interrupts healthcare services. We could also experience disruptions in our supply chain or limits to our ability to obtain sufficient materials for our products in certain regions. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our operations and prospects.
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
Our federal and state net operating loss (NOL) carry-forwards will begin to expire, if not utilized, beginning in 2030 for federal income tax purposes and 2028 for California state income tax purposes. These NOL carry-forwards could expire unused and be unavailable to offset future income tax liabilities. Under legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), U.S. federal net operating loss carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but, in the case of tax years beginning after December 31, 2020, may only be used to offset 80% of taxable income annually. In addition, California has enacted A.B. 85 which imposed limits on the usability of California state net operating losses and certain tax credits in tax years beginning after 2019 and before 2023. Such limitations could result in the expiration of portions of our net operating loss and tax credit carryforwards before utilization. On February 9, 2022, Senate Bill No. 113 was signed into California law and reinstates the net operating loss deduction, and removes the above-described temporary limitation on allowable credits, for taxable years beginning on or after January 1, 2022. Moreover, if a corporation undergoes an ownership change within the meaning of Section 382 of the Code (Section 382) the corporation’s NOL carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the “ownership change.” In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our merger with Celladon resulted in such an ownership change and, accordingly, Celladon’s NOL carryforwards and certain other tax attributes will be subject to further limitations on their use. In addition, we assessed whether Eiger had an ownership change, as defined by Section 382 of the Code, as a result of the Merger and other stock issuances that occurred from our formation through December 31, 2020. Based upon this assessment, we have experienced ownership changes on April 20, 2016, October 18, 2018 and December 31, 2020. Due to these ownership changes, reductions were made to our NOL and tax credit carryforwards under these rules. Additional ownership changes in the future could result in additional limitations on our net operating loss and tax credit carryforwards. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our NOL carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations. A full valuation allowance has been provided for the entire amount of our remaining net operating loss.
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

3.2	Amended and Restated Bylaws of Celladon Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on February 10, 2014).

3.3	Agreement and Plan of Merger and Reorganization, dated as of November 18, 2015, by and among Celladon Corporation, Celladon Merger Sub, Inc., and Eiger BioPharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on November 19, 2015).

3.4
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Celladon Corporation (incorporated by reference to Annex D to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

3.5
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Celladon Corporation (incorporated by reference to Annex E to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.1
Separation Agreement and General Release, dated as of February 6, 2023, by and between Eiger BioPharmaceuticals, Inc. and David A. Cory (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K (File No. 001-36183) filed with the SEC on March 17, 2023).

10.2
Offer Letter Agreement, dated as January 9, 2023, by and between Eiger BioPharmaceuticals, Inc. and David Apelian (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K (File No. 001-36183) filed with the SEC on March 17, 2023).

10.3
Second Amendment to Lease, dated February 16, 2023, by and between Eiger BioPharmaceuticals, Inc. and the McDonald Family Co. LLC. (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K (File No. 001-36183) filed with the SEC on March 17, 2023).

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

101.INS**	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.
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

Eiger BioPharmaceuticals, Inc.

Date: May 11, 2023	By:	/s/ David Apelian
David Apelian
Director, Interim Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: May 11, 2023	By:	/s/ William G. Kachioff
William G. Kachioff
Chief Financial Officer
(Principal Financial Officer)