Form 10-Q
period 2023-06-30
Eiger BioPharmaceuticals, Inc.
filed 2023-08-14
CIK 1305253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 9, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 44,296,417.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,983	$25,798
Short-term debt securities	30,626	73,150
Accounts receivable, net	3,715	1,749
Inventories	1,098	2,853
Prepaid expenses and other current assets	12,062	13,985
Total current assets	70,484	117,535
Property and equipment, net	755	696
Operating lease right-of-use assets	329	561
Other assets	790	1,347
Total assets	$72,358	$120,139
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,946	$8,975
Accrued liabilities	11,446	15,655
Current portion of operating lease liabilities	321	491
Total current liabilities	16,713	25,121
Debt	40,349	39,625
Operating lease liabilities	1	83
Total liabilities	57,063	64,829
Stockholders’ equity:
Common stock	44	44
Additional paid-in capital	496,087	492,759
Accumulated other comprehensive loss	(164)	(300)
Accumulated deficit	(480,672)	(437,193)
Total stockholders’ equity	15,295	55,310
Total liabilities and stockholders’ equity	$72,358	$120,139
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenue, net	$4,393	$3,341	$8,511	$6,014
Other revenue	250	750	250	750
Total revenue	4,643	4,091	8,761	6,764
Costs and operating expenses:
Cost of sales	(310)	151	(192)	261
Research and development	19,401	16,993	36,149	34,563
Selling, general and administrative	5,533	7,027	15,048	13,840
Total costs and operating expenses	24,624	24,171	51,005	48,664
Loss from operations	(19,981)	(20,080)	(42,244)	(41,900)
Interest expense	(1,343)	(934)	(2,628)	(1,820)
Interest income	660	221	1,371	266
Other (expense) income, net	(29)	(1,074)	26	(1,047)
Loss before provision for income taxes	(20,693)	(21,867)	(43,475)	(44,501)
Provision for income taxes	2	17	4	26
Net loss	$(20,695)	$(21,884)	$(43,479)	$(44,527)
Net loss per common share:
Basic and diluted	$(0.47)	$(0.51)	$(0.98)	$(1.14)
Weighted-average common shares outstanding:
Basic and diluted	44,296,417	43,059,809	44,221,442	39,178,043
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(20,695)	$(21,884)	$(43,479)	$(44,527)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale debt securities, net	(7)	(239)	160	(612)
Foreign currency translation adjustment	13	—	(24)	—
Comprehensive loss	$(20,689)	$(22,123)	$(43,343)	$(45,139)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	44,074,284	$44	$492,759	$(300)	$(437,193)	$55,310
Issuance of common stock upon ESPP purchase	29,986	—	41	—	—	41
Issuance of common stock upon release of restricted stock units and performance stock units	192,147	—	—	—	—	—
Stock-based compensation expense	—	—	2,542	—	—	2,542
Unrealized gain on available-for-sale debt securities, net	—	—	—	167	—	167
Cumulative translation adjustment	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(22,784)	(22,784)
Balance at March 31, 2023	44,296,417	44	495,342	(170)	(459,977)	35,239
Stock-based compensation expense	—	—	745	—	—	745
Unrealized loss on available-for-sale debt securities, net	—	—	—	(7)	—	(7)
Cumulative translation adjustment	—	—	—	13	—	13
Net loss	—	—	—	—	(20,695)	(20,695)
Balance at June 30, 2023	44,296,417	$44	$496,087	$(164)	$(480,672)	$15,295
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	34,568,821	$35	$412,930	$(149)	$(340,417)	$72,399
Issuance of common stock upon offering at-the-market, net of $1,288 of commissions	5,841,786	6	45,604	—	—	45,610
Issuance of common stock upon exercise of stock options	15,995	—	144	—	—	144
Vesting of common stock issued under Product Development Agreement	—	—	19	—	—	19
Issuance of common stock upon ESPP purchase	18,130	—	64	—	—	64
Issuance of common stock upon release of restricted stock units	85,106	—	—	—	—	—
Stock-based compensation expense	—	—	2,047	—	—	2,047
Unrealized loss on available-for-sale debt securities, net	—	—	—	(373)	—	(373)
Net loss	—	—	—	—	(22,643)	(22,643)
Balance at March 31, 2022	40,529,838	41	460,808	(522)	(363,060)	97,267
Issuance of common stock upon offering at-the-market, net of $716 of commissions and issuance costs	2,686,288	2	20,562	—	—	20,564
Issuance of common stock to lender	749,053	1	4,999	—	—	5,000
Issuance of common stock upon exercise of stock options	1,604	—	9	—	—	9
Stock-based compensation expense	—	—	2,208	—	—	2,208
Unrealized loss on available-for-sale debt securities, net	—	—	—	(239)	—	(239)
Net loss	—	—	—	—	(21,884)	(21,884)
Balance at June 30, 2022	43,966,783	$44	$488,586	$(761)	$(384,944)	$102,925
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(43,479)	$(44,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140	146
Inventory write down	10	—
Amortization of debt securities premiums and discounts	(778)	564
Loss on extinguishment of debt	—	1,144
Non-cash interest expense	724	468
Reduction in the carrying amount of right-of-use assets	232	268
Common stock issued under Product Development Agreement	—	19
Stock-based compensation	3,287	4,255
Change in operating assets and liabilities:
Accounts receivable	(1,959)	1,538
Inventories	3,171	(330)
Prepaid expenses and other current assets	1,370	(2,636)
Other assets	1,110	(568)
Accounts payable	(3,955)	1,899
Accrued liabilities	(5,661)	(2,138)
Operating lease liabilities	(252)	(305)
Net cash used in operating activities	(46,040)	(40,203)
Investing activities
Purchase of debt securities available-for-sale	(19,388)	(45,779)
Proceeds from maturities of debt securities available-for-sale	62,850	23,239
Purchase of property and equipment	(233)	(9)
Net cash provided by (used in) investing activities	43,229	(22,549)
Financing activities
Issuance of common stock upon offering at-the-market, net of commissions	—	66,402
Proceeds from issuance of common stock to lender	—	5,000
Proceeds from issuance of common stock upon stock option exercises	—	153
Proceeds from issuance of common stock upon ESPP purchase	41	64
Proceeds from debt	—	39,840
Repayment of debt	—	(33,277)
Payment of debt issuance costs	—	(835)
Common stock offering costs	(22)	(244)
Net cash provided by financing activities	19	77,103
Effect of foreign exchange on cash and cash equivalents	(23)	—
Net (decrease) increase in cash and cash equivalents	(2,815)	14,351
Cash and cash equivalents at beginning of period	25,798	22,221
Cash and cash equivalents at end of period	$22,983	$36,572

Supplemental disclosure of cash flow information:
Interest paid	$1,903	$1,395
Income taxes paid	$148	$152
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$49
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1.    Description of Business
Eiger BioPharmaceuticals, Inc. (the Company or Eiger) was incorporated in the State of Delaware on November 6, 2008. Eiger is a commercial-stage biopharmaceutical company focused on the development of innovative therapies for rare metabolic diseases.
Eiger’s lead product candidate, avexitide, is a well characterized, first-in-class glucagon-like peptide-1 (GLP-1) antagonist and is in development for the treatment of post-bariatric hypoglycemia (PBH) and other form of hyperinsulinemic hypoglycemia (HH) arising after gastrointestinal surgeries. These disorders are characterized by exaggerated secretion of GLP-1 after meals, dysregulated secretion of insulin, and a rapid drop in blood sugar. Avexitide is the only drug in development for PBH with Breakthrough Therapy designation by the U.S. Food and Drug Administration (FDA). Avexitide is also in development for congenital hyperinsulinism (HI), an ultra-rare, life-threatening, pediatric disorder of persistent hypoglycemia that results in irreversible brain damage in up to 50% of children with the condition. Avexitide has completed Phase 2 for both PBH and HI, and Phase 3 study startup activities for PBH and for HI have been initiated.
The FDA approved the Company’s first commercial product, Zokinvy® (lonafarnib), to reduce risk of mortality of Hutchinson-Gilford progeria syndrome (HGPS) and for treatment of processing-deficient progeroid laminopathies (PL), with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, on November 20, 2020. Collectively known as progeria, HGPS and PL are ultra-rare, fatal, genetic premature aging diseases that accelerate mortality in young patients. In July 2022, the Company announced that the European Commission (EC) granted Eiger a centralized marketing authorization (MA) under the exceptional circumstances procedure for Zokinvy. The EC's centralized MA is valid in all 27 European Union (EU) member states plus Iceland, Liechtenstein, and Norway. In August 2022, the Medicine and Healthcare products Regulatory Agency (MHRA) granted approval in the UK.
The Company commercially launched Zokinvy in the U.S. in January 2021 and started to record product revenue in the first quarter of 2021. The first European sales were recognized in the fourth quarter of 2022.

In June 2023, the Company announced that it is focusing its clinical development efforts on advancing avexitide in HH indications, including PBH. The Company will continue to commercialize Zokinvy (lonafarnib) for the treatment of HGPS and processing-deficient PL. In addition, Eiger is evaluating strategic partnering options for its virology assets, lonafarnib and peginterferon lambda. In June 2023, the Company also announced that it has appointed David Apelian, MD, PhD, MBA, who has served as interim Chief Executive Officer (CEO) since December 2022, as the Company's next CEO.
The Company’s principal operations are based in Palo Alto, California, with subsidiaries in Delaware, Ireland, England and Wales. The Company operates in one segment.
Liquidity
As of June 30, 2023, the Company had $53.6 million of cash, cash equivalents and short-term securities, comprised of $23.0 million of cash and cash equivalents and $30.6 million of short-term debt securities available-for-sale. The Company had an accumulated deficit of $480.7 million and negative cash flows from operating activities as of June 30, 2023. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and until it does, the Company will need to continue to raise additional capital, including by potentially drawing the $17.5 million available under Tranche B under Innovatus Term Loan.
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

2.    Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include the accounts of Eiger BioPharmaceuticals, Inc. and its wholly owned subsidiaries, EBPI Merger Inc., EB Pharma LLC, Eiger BioPharmaceuticals Europe Limited, and EigerBio Europe Limited, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and follow the requirements of the Securities and Exchange Commission (SEC) for annual reporting. All intercompany balances and transactions have been eliminated in consolidation.
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
Concentrations of Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The Company’s cash is held by financial institutions in the United States and Ireland. Amounts on deposit may at times exceed federally insured limits. Management believes that the financial institutions are financially sound, and accordingly, minimal credit risk exists with respect to the financial institutions.
The Company relies on one supply chain for each of its product candidates. If any of the single source suppliers in any of the supply chains fail to satisfy the Company’s requirements on a timely basis, it could suffer delays in its clinical development programs and activities which could adversely affect its operating results.
Two customers accounted for approximately 63 percent and 37 percent of the Company’s accounts receivable as of June 30, 2023. Two customers accounted for approximately 58 percent and 42 percent of the Company’s accounts receivable as of December 31, 2022. Two customers accounted for approximately 78 percent and 22 percent of product revenue during the three months ended June 30, 2023. Two customers accounted for approximately 77 percent and 23 percent of product revenue during the six months ended June 30, 2023. One customer accounted for approximately 99 percent and 100 percent of product revenue during the three and six months ended June 30, 2022. Three vendors accounted for approximately 43 percent, 12 percent and 11 percent of the Company's accounts payable as of June 30, 2023. Two vendors accounted for approximately 12 percent and 11 percent of the Company's accounts payable as of December 31, 2022.
Foreign Currency Exchange
Foreign Currency Transaction Risk
The foreign currency transaction risk relates to changes in exchange rates on monetary assets, liabilities, revenues and expenses held at Eiger BioPharmaceuticals Europe Limited. Gains and losses on foreign currency transactions result primarily from monetary assets, liabilities, revenues and expenses denominated in Euro. Aggregated transaction gains for the six months ended June 30, 2023 was $26,000 and the aggregated transaction loss for the three months ended June 30, 2023 was $29,000. The Company expects the foreign currency gain/loss to continue to fluctuate as long as the Company continue to hold monetary assets and liabilities at its subsidiaries in Ireland and England and Wales. Market uncertainty could potentially lead to significant volatility with foreign currency exchange rates, which could result in additional foreign currency gain/loss.
Foreign Currency Translation Risk
The foreign currency translation risk relates to the translation of the foreign consolidated subsidiaries' assets, liabilities, revenues and expenses from the subsidiaries’ functional currency to the U.S. dollar at each reporting date. Fluctuations in exchange rates may impact the amount of assets, liabilities, revenues and expenses reported on the consolidated balance sheets and consolidated statements of operations. The financial statements of the Company’s foreign subsidiaries, which have a functional currency other than the U.S. dollar, are translated into U.S. dollars using a current exchange rate. Gains and losses resulting from this translation are recognized as a foreign currency translation adjustment within accumulated other comprehensive loss, which is a component of stockholders' equity and comprehensive income (loss). Aggregate translation gain, net of tax, was $13,000 and $0 for the three months ended June 30, 2023 and 2022, respectively, and aggregated translation loss, net of tax was $24,000 and $0 for the six months ended June 30, 2023 and 2022, respectively.
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
The Company had no allowance for credit losses as of June 30, 2023 and December 31, 2022. The Company had no credit losses for the periods presented.
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
The Company periodically assesses the recoverability of its inventory and reduces the carrying value of the inventory when items are determined to be obsolete, defective or in excess of forecasted sales requirements. Inventory write-downs for excess, defective, and obsolete inventory are recorded as a cost of sales. The write downs of inventory were immaterial for the three and six months ended June 30, 2023 and 2022.
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
In June 2021, the French National Agency for Medicines and Health Products Safety (ANSM) granted Zokinvy a Temporary Authorizations for Use (Autorisation Temporaire d'Utilisation or ATU) for an early access program for a term of one year. The Company has received a one year extension through September 2024 of the ATU program and expects the program to continue until commercial reimbursement of Zokinvy is approved in France. In the context of this program, the Company sells product to a distributor who in turn ships product to pharmacies after receiving requests from physicians for patients in France. In November 2021, the Company began distributing and recognizing revenue from sales of Zokinvy through a reimbursed early access program in France. The Company recorded revenue of $0.1 million and $0.6 million from sales of product under the ATU program for the three and six months ended June 30, 2023, respectively. The revenue from sales of product under the ATU program was immaterial for the three and six months ended June 30, 2022.
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
Rebates: The Company’s product is subject to government mandated rebates for Medicaid Drug Rebate Program, Medicare Part D Prescription Drug Benefit Program, and other government health care programs in the United States and in Europe. Rebate amounts are based upon contractual agreements or legal requirements with public sector benefit providers. The Company uses the expected-value method for estimating these rebates based on statutory discount rates and expected utilization. The expected utilization of rebates is estimated based on expected coverage of identified patients. Estimates for these rebates are adjusted quarterly to reflect the most recent information. The Company records an accrued liability for unpaid rebates related to products for which control has been transferred to a customer.
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

Other Revenue
The Company’s other revenue consists of milestone payments from the Marketing and Distribution Agreement (MDA) with AnGes, Inc., which was executed in May 2022. The agreement provides AnGes with a right to use the Company's intellectual property (IP) and seek regulatory approval for and commercialization of Zokinvy in Japan. The Company will receive additional payments upon achievement of certain regulatory and commercial milestones.
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
3.    Fair Value Measurements
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of June 30, 2023 and December 31, 2022, the carrying amount of cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimated fair value due to their relatively short maturities. Management believes the terms of its long-term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.
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
The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s debt securities and commercial paper consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of June 30, 2023 and December 31, 2022.
There were no transfers into or out of Level 3 of the fair value hierarchy during the periods presented.
The following tables present the fair value hierarchy for assets and liabilities measured at fair value, and summarize the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses (in thousands):

	June 30, 2023
	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	1	$20,297	$—	$—	$20,297
Total cash equivalents		$20,297	$—	$—	$20,297
Debt securities:
Corporate debt securities	2	$3,998	$—	$(1)	$3,997
U.S. government bonds	2	26,668	—	(39)	26,629
Total debt securities		$30,666	$—	$(40)	$30,626
Classified as:
Cash equivalents	1				$20,297
Short-term debt securities	2				30,626
					$50,923

	December 31, 2022
	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	1	$11,546	$—	$—	$11,546
Commercial paper	2	3,968	—	—	3,968
Total cash equivalents		$15,514	$—	$—	$15,514
Debt securities:
U.S. government bonds	2	$39,646	$3	$(86)	$39,563
Corporate debt securities	2	28,759	—	(117)	28,642
Commercial paper	2	4,945	—	—	4,945
Total debt securities		$73,350	$3	$(203)	$73,150
Classified as:
Cash equivalents	1 & 2				$15,514
Short-term debt securities	2				73,150
					$88,664
There were no financial liabilities as of June 30, 2023 and December 31, 2022.
During the three and six months ended June 30, 2023, the Company did not recognize any other-than-temporary impairment losses. The Company determined that the decline in fair value of debt securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of June 30, 2023. There were unrealized losses of $40,000 as of June 30, 2023, and no unrealized losses have been in the loss position for more than 12 months. However, the Company is planning to hold these securities until maturity and expects to recover the amortized cost basis.
4.    Balance Sheet Components
Inventories
Inventories consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$279	$1,703
Work-in-progress	628	884
Finished goods	191	266
Total inventories	$1,098	$2,853
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid contract manufacturing costs	$1,572	$3,542
Short term deposits	4,732	4,542
Prepaid research costs	3,355	2,822
Prepaid insurance	926	586
Prepaid marketing	343	753
Other	1,134	1,740
Total prepaid expenses and other current assets	$12,062	$13,985

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Compensation and related benefits	$3,925	$6,167
Contract research costs	1,559	4,188
Contract manufacturing costs	2,016	2,101
Product revenue reserves	1,831	1,373
Data hosting services	1,089	10
Legal fees	702	562
Other	324	1,254
Total accrued liabilities	$11,446	$15,655
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
6.    Debt
Innovatus Term Loan
On June 1, 2022 (Closing Date), the Company entered into a term loan and security agreement (Innovatus Loan) with Innovatus Life Sciences Lending Fund I, LP (Innovatus), providing for up to $75.0 million funded in three tranches with a maturity date of August 31, 2027. The floating per annum interest rate of the Innovatus Loan is equal to the sum of (a) the greater of (i) the Prime Rate published in the Money Rates section of the Wall Street Journal (or any successor thereto) and (ii) 3.5%, plus (b) 3.75%; provided that, at the election of the Borrower, up to 2.25% of such rate shall be payable in-kind until the third anniversary of the closing date. The Company is required to make monthly interest-only payments through July 1, 2027, after which the Company is required to make monthly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. 2.25% of the interest is payable in-kind for the first three years of the term by increasing the principal balance. Prepayments of the loan, in whole or in part, will be subject to an early prepayment fee which declines each year until the third anniversary date of the Closing Date, after which no prepayment fee is required. The Company is also required to pay an exit fee upon any payment or prepayment equal to 6.5% of the aggregate principal amount of the tranches funded under the Innovatus Loan. The Innovatus Loan contains customary representations, warranties, events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse change events, certain cross defaults and judgements, and insolvency, and covenants of the Company and its subsidiaries, including a requirement to maintain a cash balance of not less than 5% of the aggregate principal amount of funded and outstanding loan terms at all times. The Company believes it is in compliance with the terms included with the Innovatus Loan. The Innovatus Loan is secured by perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company's intellectual property.

The Company was funded $40.0 million in June 2022 on the Closing Date under Tranche A. The remaining $35.0 million is divided into two tranches (Tranche B and Tranche C). The $17.5 million under each of Tranche B and Tranche C will be available for a period commencing on the later of (a) the first date that the Company achieves certain development and regulatory milestones applicable to each Tranche and (b) November 1, 2022. Both Tranche B and Tranche C draw periods end on the earlier of (a) June 30, 2024 or (b) an event of default. The Company is currently eligible to draw the $17.5 million under Tranche B, but has not done so as of June 30, 2023.
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
In connection with the issuance of the Innovatus Loan, the Company recorded a debt discount of $0.2 million and capitalized debt issuance costs of $1.1 million. The discount and issuance costs will be amortized over the life of the loan. Interest expense for the Innovatus Loan for the three and six months ended June 30, 2023 was $1.3 million and $2.6 million, respectively, and is inclusive of non-cash amortization of the debt discount and debt issuance costs and accretion of final payment. The carrying amount of the Innovatus Loan approximates fair value. The effective interest rate for the Innovatus Loan was 13.60% as of June 30, 2023.
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
The Company accounts for the amortization of the debt discount utilizing the effective interest method. Debt and unamortized discount balances are as follows (in thousands):

	June 30, 2023	December 31, 2022
Face value of debt	$40,985	$40,531
Exit fee	2,600	2,600
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(3,236)	(3,506)
Total debt, net	$40,349	$39,625
7.    Stock-Based Compensation
In June 2016, the Company’s Board of Directors adopted and in August 2016 the Company’s stockholders approved the Amended and Restated 2013 Equity Incentive Plan (Restated 2013 Plan). As of June 30, 2023, there were 3,134,441 shares available for grant under the Restated 2013 Plan.

During the second quarter of 2021, the Company approved the 2021 Inducement Plan to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of June 30, 2023, there were 1,495,000 shares remaining and available to be issued under the 2021 Inducement Plan.
The following table summarizes stock option activity under the Company’s stock-based compensation plans during the six months ended June 30, 2023 (in thousands, except option and share data):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	6,143,183	$9.00	6.00	$—
Granted	2,461,278	$1.44
Forfeited	(1,267,693)	$5.34
Outstanding as of June 30, 2023	7,336,768	$7.26	5.16	$—
Vested and exercisable as of June 30, 2023	4,606,523	$9.41	3.47	$—
During the three and six months ended June 30, 2023, the weighted-average grant date fair value of options granted were $1.03 and $1.44 per share, respectively. During the three and six months ended June 30, 2022, the weighted-average grant date fair value of options granted were $4.39 and $3.53 per share, respectively.
The Company records stock-based compensation of stock options granted by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizes the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. The fair value of stock options was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	6.02	6.08	5.15-6.08	5.27-6.08
Volatility	91.26%-92.98%	70.15%-71.20%	90.21%-93.48%	68.71%-71.20%
Risk free interest rate	3.50%-4.05%	2.84%-3.03%	3.50%-4.22%	1.76%-3.03%
Dividend yield	—	—	—	—
Restricted Stock Units and Performance Stock Units
There were no performance stock units (PSUs) granted during the three months ended June 30, 2023. During the six months ended June 30, 2023, the Company granted 15,000 PSUs, with a weighted-average grant date fair value of $2.26 per share. During the three and six months ended June 30, 2022, the Company granted 30,000 PSUs with a weighted-average grant date fair value of $6.87 per share for both periods. The performance-based metrics include the achievement of certain revenue targets and clinical and regulatory milestones. During the three and six months ended June 30, 2023, the Company recorded $0.1 million and $0.2 million, respectively, of stock-based compensation expense related to the PSUs as it was expected at the beginning of the period that all milestones would be achieved by the target dates. This expense is included in selling, general and administrative expenses. On June 30, 2023, the Company reassessed the probability of the performance-based metrics being achieved. The Company concluded that the performance-based metrics are no longer probable of being achieved but are still more than improbable. As such, the Company will discontinue recognizing expense related to the PSUs on a prospective basis and will not reverse the previously recognized expenses. In May 2023, four employees were terminated who had outstanding PSU awards. As the performance-based metrics were not achieved at time of termination, the stock compensation expense related to these awards of $0.4 million was reversed. During the three and six months ended June 30, 2022, there were no PSUs vested as the performance-based metrics of the PSUs had not yet been achieved. As of June 30, 2023, other than 15,000 PSUs for which vesting was accelerated in connection with the modification noted below, no PSUs have vested as the performance-based metrics of the PSUs have not yet been achieved.

There were no restricted stock units (RSUs) granted during the three months ended June 30, 2023 and 2022. During the six months ended June 30, 2023 and 2022, the Company granted 39,167 and 298,150 RSUs, respectively, with a weighted-average grant date fair value of $2.26 and $5.22 per share, respectively. In relation to the RSUs granted, the Company recognized $0.1 million and $0.5 million in stock-based compensation expense for the three months ended June 30, 2023 and 2022, respectively, and $0.5 million and $0.9 million in stock-based compensation expense for the six months ended June 30, 2023 and 2022, respectively, which were included in selling, general and administrative expenses. As of June 30, 2023, the total unrecognized compensation expense related to unvested RSUs and PSUs was $1.4 million, which the Company expects to recognize over an estimated weighted-average period of 1.7 years.
The following table summarizes RSU and PSU activity and weighted average grant date fair value for the six months ended June 30, 2023:

	Shares	Weighted- Average Grant Date Fair Value
Unvested shares as of December 31, 2022	641,407	$7.08
Granted	54,167	$2.26
Vested	(192,147)	$5.12
Forfeited	(202,019)	$7.23
Unvested shares as of June 30, 2023	301,408	$7.36
Awards Modification
On February 6, 2023, the Company entered into a separation agreement and general release with David Cory, the Company's former President and CEO. Pursuant to the separation agreement, 50% of Mr. Cory's unvested equity awards were accelerated to vest on the date the separation agreement was executed. Additionally, the exercise period for Mr. Cory's vested awards was extended, including his accelerated awards. The stock compensation recognized related to these modifications was $0 and $0.9 million for the three and six months ended June 30, 2023, which is reflected in selling, general and administrative expenses.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$517	$820	$1,351	$1,445
Selling, general and administrative	228	1,388	1,936	2,810
Total	$745	$2,208	$3,287	$4,255
As of June 30, 2023, the total unrecognized compensation expense related to unvested options was $6.1 million, which the Company expects to recognize over an estimated weighted average period of 2.8 years.
8.    Income Taxes
The Company’s provision for income taxes was approximately $2,000 and $4,000 for the three and six months ended June 30, 2023, respectively, with an effective tax rate of (0.01)% for the six months ended June 30, 2023. The Company’s provision for income taxes was approximately $17,000 and $26,000 for the three and six months ended June 30, 2022, respectively, with an effective tax rate of (0.06)% for the six months ended June 30, 2022. The effective tax rate in each period differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company’s deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The tax expense recorded for the three and six months ended June 30, 2023 relates to state taxes.

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
The maturities of the Company’s operating lease liabilities as of June 30, 2023 were as follows (in thousands):

Undiscounted lease payments	June 30, 2023
Remaining in 2023	$249
2024	84
2025	1
Total undiscounted payments	334
Less: imputed interest	12
Present value of future lease payments	322
Less: current portion of operating lease liabilities	321
Operating lease liabilities	$1
Rent expense recognized for the Company’s operating leases was $0.1 million for the three months ended June 30, 2023 and 2022, and $0.3 million for the six months ended June 30, 2023 and 2022. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for the operating leases were $23,000 for the three months ended June 30, 2023 and 2022, and $38,000 and $46,000 for the six months ended June 30, 2023 and 2022, respectively.
The operating cash outflows for the operating lease liabilities were $0.3 million for the six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, the weighted-average remaining lease terms were 0.7 years and 1.2 years, and weighted-average discount rates were 12.82% and 12.82%, respectively.
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
The Progeria Research Foundation, Inc. v. Eiger BioPharmaceuticals, Inc. Arbitration
On November 15, 2022, the Company received a demand for arbitration (Demand) from claimant The Progeria Research Foundation, Inc. (PRF) asserting two claims under a May 15, 2018 Collaboration and Supply Agreement (the PRF Collaboration Agreement) between the parties. PRF has alleged that the Company breached an obligation to supply quantities of a drug as requested by PRF. PRF also has a claim for declaratory relief regarding the grant of licenses under the PRF Collaboration Agreement. On January 18, 2023, the Company filed a response to the Demand denying PRF’s claims, contesting the arbitrability of PRF’s claim for declaratory relief, and asserting a counterclaim for declaratory relief related to the contractual provision underlying PRF’s original drug supply claim. To give the parties an opportunity to discuss a potential negotiated resolution of their dispute, the arbitration has been suspended through the end of 2023. As a result, all arbitration activities are now on hold, and the final hearing, originally scheduled for May 9 – 12, 2023, in Boston, Massachusetts, was cancelled.
10.    Net Loss Per Share
Basic net loss per share of common stock is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Since the Company was in a loss position for the three and six months ended June 30, 2023 and 2022, diluted net loss per share is the same as basic net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method.
The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	7,336,768	6,892,009	7,336,768	6,892,009
Restricted and Performance stock units (unvested)	301,408	818,019	301,408	818,019
ESPP	345,352	89,662	345,352	89,662
Total	7,983,528	7,799,690	7,983,528	7,799,690

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of Eiger BioPharmaceuticals, Inc.’s (Eiger) financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our consolidated financial statements and related notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 17, 2023. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this report.
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements In some cases, forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to, among other things, our future plans, objectives, strategic partnering options for our virology assets, expectations, intentions, the potential for our programs, the timing of our clinical trials and financial performance, our ability to fund our planned operations and our estimated cash runway, and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q in Part II, Item 1A — “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this Quarterly Report on Form 10-Q, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
Overview

In June 2023, in connection with an extensive portfolio prioritization review, we announced that the Company is focusing its clinical development efforts on advancing avexitide in hyperinsulinemic hypoglycemia (HH) indications. We will continue to commercialize Zokinvy for the treatment of Hutchinson-Gilford progeria syndrome (HGPS) and processing-deficient progeroid laminopathies (PL). In addition, we are evaluating strategic partnering options for our virology assets, lonafarnib and peginterferon lambda. We are in active discussions with a potential partner to license worldwide rights for our peginterferon lambda asset in exchange for an upfront payment and the opportunity for certain milestone and royalty payments, which we expect to be sufficient to cover our obligations to Bristol-Myers Squibb Company (BMS) under our License Agreement with BMS. We expect to enter into definitive agreements with the third party on these terms, but until we do so, there can be no assurance we will enter into an agreement to license our peginterferon lambda asset. During 2023, we have also undertaken certain cost savings initiatives, including a 25% reduction in workforce and efforts to reduce out-of-pocket spending related to our hepatitis delta (HDV) development program. We expect that these initiatives, together with our existing term loan, will extend our cash runway into the fourth quarter of 2024. In June 2023, we also announced that we have appointed David Apelian, MD, PhD, MBA, who has served as interim CEO since December 2022, as our next CEO.

Our lead product candidate, avexitide, is a well characterized, first-in-class glucagon-like peptide-1 (GLP-1) antagonist and is in development for the treatment of post-bariatric hypoglycemia (PBH) and other form of hyperinsulinemic hypoglycemia (HH) arising after gastrointestinal surgeries. These disorders are characterized by exaggerated secretion of GLP-1 after meals, dysregulated secretion of insulin, and a rapid drop in blood sugar. Avexitide is the only drug in development for PBH with Breakthrough Therapy designation by the U.S. Food and Drug Administration (FDA). Avexitide is also in development for congenital hyperinsulinism (HI), an ultra-rare, life-threatening, pediatric disorder of persistent hypoglycemia that results in irreversible brain damage in up to 50% of children with the condition. Avexitide has completed Phase 2 for both PBH and HI, and Phase 3 study startup activities for PBH have been initiated. In connection with our Phase 3 start-up activities, we have observed low levels of product-related impurities in the finished drug product. Although not unusual for this class of compounds, we are working with our Contract Manufacturing Organizations

(CMOs) to control and qualify these materials to ensure that an adequate supply of materials with a sufficient shelf-life can be released for Phase 3 studies.
On November 20, 2020, the FDA approved our first commercial product, Zokinvy, to reduce the risk of mortality of HGPS and for treatment of processing-deficient PL with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations. Collectively known as progeria, these are ultra-rare and rapidly fatal genetic conditions of accelerated aging in children. On July 20, 2022, we announced that the EC granted Eiger a centralized MA under the exceptional circumstances procedure for Zokinvy for the treatment of progeria. The MA is subject to the EMA’s continued review on an annual basis of new efficacy and safety information which may become available. The EC's centralized MA is valid in all 27 EU member states plus Iceland, Liechtenstein, and Norway. Regulatory review is ongoing by the UK's Medicine and Healthcare products Regulatory Agency (MHRA) as part of the UK's European Commission Decision Reliance Procedure, which has been extended to apply across Great Britain until December 31, 2023.
We commercially launched Zokinvy in the U.S. in January 2021 and in Europe in November 2022 and started to record product revenue in the first quarter of 2021. Our first European sales were recognized in the fourth quarter of 2022.
We have two partnering opportunities from our virology programs, lonafarnib is a first-in-class, oral prenylation inhibitor and peginterferon lambda, a potential first-in-class, well-tolerated interferon that has the potential to be the interferon of choice in antiviral combination therapies.

For lonafarnib, we recently completed and reported end of study data from the single, pivotal Phase 3 D-LIVR study in patients with chronic HDV. The end of treatment Week 48 data demonstrated that the primary endpoint was achieved in both the oral and combination lonafarnib treatment arms. 24-week post-treatment data demonstrated that both lonafarnib arms showed a statistically significant difference in composite response rate compared to placebo. Our pre-New Drug Application (pre-NDA) meeting with FDA was supportive of a potential path to an NDA approval for both oral and combination lonafarnib regimens as finite therapies.

For peginterferon lambda, the Phase 3 LIMT-2 study of peginterferon lambda in HDV is fully enrolled and dosing in 158 patients. In addition to HDV, peginterferon lambda has potential for development in hepatitis B virus (HBV), respiratory diseases such as COVID-19 and influenza, as well as other virology indications.

We have historically incurred operating losses in each year since inception, and we expect to incur losses for the foreseeable future. We had a net loss of $20.7 million and $21.9 million for the three months ended June 30, 2023 and 2022, respectively. We had a net loss of $43.5 million and $44.5 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $480.7 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.
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
Financial Operations Overview
Product Revenue, Net
Our product revenue, net consists of sales of Zokinvy for HGPS and processing-deficient PL in the United States and under a reimbursed early access program, or cohort ATU program, in France. In November 2022, sales of Zokinvy launched commercially in Europe through our wholly owned subsidiary in Ireland.
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
The largest component of our operating expenses has historically been the investment in clinical trials, including contract manufacturing arrangements, clinical trial material related costs and other research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product candidates:
Avexitide	$957	$3,110	$2,796	$3,722
Lonafarnib	9,583	6,538	14,142	12,508
Peginterferon lambda	4,051	3,043	8,755	10,395
Internal research and development costs	4,810	4,302	10,456	7,938
Total research and development expense	$19,401	$16,993	$36,149	$34,563
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of personnel costs, allocated expenses, expenses for outside professional services, including legal, audit, accounting services, insurance costs and costs associated with being a public company, and commercial related expenses. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation expense and other supplies. Our expenses include costs related to compliance with the rules and regulations of the SEC and Nasdaq, insurance, investor relations, banking fees and other administrative expenses and professional services. We expect our selling, general and administrative expenses to fluctuate in the future due to sales and marketing activities from the commercialization of our product candidates.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		$ Change
	2023	2022
Product revenue, net	$4,393	$3,341	$1,052	31%
Other revenue	250	750	(500)	(67)%
Total revenue	4,643	4,091	552	13%
Costs and operating expenses:
Cost of sales	(310)	151	(461)	*
Research and development	19,401	16,993	2,408	14%
Selling, general and administrative	5,533	7,027	(1,494)	(21)%
Total costs and operating expenses	24,624	24,171	453	2%
Loss from operations	(19,981)	(20,080)	99	—%
Interest expense	(1,343)	(934)	(409)	44%
Interest income	660	221	439	199%
Other (expense) income, net	(29)	(1,074)	1,045	(97)%
Loss before provision for income taxes	(20,693)	(21,867)	1,174	(5)%
Provision for income taxes	2	17	(15)	(88)%
Net loss	$(20,695)	$(21,884)	$1,189	(5)%

*Percentage not meaningful.
Product revenue, net
Product revenue, net increased by $1.1 million for the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to $0.9 million from product sales in Germany compared to no such sales for the same period in 2022.
Other revenue
Other revenue decreased by $0.5 million for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to the timing of certain upfront payments received under the terms of the Marketing and Distribution Agreement (MDA), which was executed in May 2022, relating to obtaining regulatory approval for and commercialization of Zokinvy in Japan.
Cost of sales
Cost of sales decreased by $0.5 million for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to a reversal of an inventory accrual related to a nonconforming batch of product. During the three months ended June 30, 2023, the Company was notified by the vendor that it was no longer obligated to pay for the nonconforming product.
Research and development expenses
Research and development expenses increased by $2.4 million for the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to a $3.5 million increase in clinical and contract manufacturing expenditures, and a $0.2 million increase in compensation and personnel related expense. It was partially offset by a $1.3 million decrease in outside services across programs including consulting and advisory services due to a decline in spending on peginterferon lambda programs.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $1.5 million for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to a $1.2 million decrease in compensation and personnel related expense, including stock-based compensation, due to a decrease in headcount, and a $0.2 million decrease in outside services, including consulting, advisory and accounting services.
Interest expenses
Interest expense increased by $0.4 million for the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to an increase in the outstanding principal balance and increase in the effective interest rate of our long-term borrowings under our Loan and Security Agreement with Innovatus Life Sciences Lending Fund I, LP (Innovatus) entered into in June 2022 (the Innovatus Loan).
Interest income
Interest income increased by $0.4 million for the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to an increase in interest rates.
Other (expense) income, net
Other (expense) income, net decreased by $1.0 million for the three months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to a loss on early extinguishment of loans owed to Oxford Finance LLC (the Oxford Loan) in June 2022.
Provision for income taxes
Provision for income taxes decreased by $15,000 compared to the same period in 2022. The change was primarily due to tax expense related to state taxes.

Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		$ Change
	2023	2022
Product revenue, net	$8,511	$6,014	$2,497	42%
Other revenue	250	750	(500)	(67)%
Total revenue	8,761	6,764	1,997	30%
Costs and operating expenses:
Cost of sales	(192)	261	(453)	(174)%
Research and development	36,149	34,563	1,586	5%
Selling, general and administrative	15,048	13,840	1,208	9%
Total costs and operating expenses	51,005	48,664	2,341	5%
Loss from operations	(42,244)	(41,900)	(344)	1%
Interest expense	(2,628)	(1,820)	(808)	44%
Interest income	1,371	266	1,105	*
Other (expense) income, net	26	(1,047)	1,073	(102)%
Loss before provision for income taxes	(43,475)	(44,501)	1,026	(2)%
Provision for income taxes	4	26	(22)	(85)%
Net loss	$(43,479)	$(44,527)	$1,048	(2)%

*Percentage not meaningful.
Product revenue, net
Product revenue, net increased by $2.5 million for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to $1.5 million from product sales in Germany compared to no such sales for the same period in 2022 and an increase of $0.7 million in sales under the ATU program in France during the quarter.
Other revenue
Other revenue decreased by $0.5 million for the six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to the timing of certain upfront payments received under the terms of the MDA which was executed in May 2022.
Cost of sales
Cost of sales decreased by $0.5 million for the six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to a reversal of an inventory accrual related to a nonconforming batch of product. During the six months ended June 30, 2023, the Company was notified by the vendor that it was no longer obligated to pay for the nonconforming product.
Research and development expenses
Research and development expenses increased by $1.6 million for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to a $5.8 million increase in clinical and contract manufacturing expenditures, a $1.8 million increase in compensation and personnel related expense, including severance payouts for terminated employees and the modification of outstanding equity awards held by David Cory, our former President and CEO, upon his separation of employment with the Company, a $0.3 million increase in regulatory expenses and a $0.2 million increase in operational overhead costs. It was partially offset by a $5.0 million decrease in milestone expenses related to the Phase 3 LIMT-2 study of peginterferon lambda for HDV under our License Agreement with Bristol-Myers Squibb Company, which occurred in March 2022 and a $1.5 million decrease in outside services across programs including consulting and advisory services due to a decline in spending on peginterferon lambda programs.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $1.2 million for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to a $1.1 million increase in outside services, including consulting, advisory and technical accounting services, as well as legal fees due to ongoing litigation and outsourced legal activities.
Interest expenses
Interest expense increased by $0.8 million for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to an increase in the outstanding principal balance of our long-term borrowings related to the Innovatus Loan.
Interest income
Interest income increased by $1.1 million for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily due to an increase in interest rates.
Other (expense) income, net
Other (expense) income, net change of $1.1 million for the six months ended June 30, 2023 compared to the same period in 2022. The decrease was primarily due to a loss on early extinguishment of the Oxford Loan in June 2022.
Provision for income taxes
Provision for income taxes decreased by $22,000 compared to the same period in 2022. The change was primarily due to tax expense related to state taxes.
Liquidity and Capital Resources
Sources of Liquidity
As of June 30, 2023, we had $53.6 million of cash, cash equivalents and short-term debt securities, comprised of $23.0 million of cash and cash equivalents and $30.6 million of short-term debt securities available-for-sale, and an accumulated deficit of $480.7 million.
On June 1, 2022, we entered into the Innovatus Loan with Innovatus, providing for up to $75.0 million funded in three tranches with a maturity date of August 31, 2027. We were funded $40.0 million in June 2022 at the closing, of which approximately $33.5 million was used to pay off loans outstanding under the Oxford Loan. We recorded a loss of $1.1 million on early extinguishment of the debt which was recognized as a component of Other (expense) income, net in the consolidated statement of operations and comprehensive loss. As part of the agreement with Innovatus, we are required to maintain a cash balance of not less than 5% of the aggregate principal amount of funded and outstanding term loans at all times. We are currently eligible to draw the $17.5 million under Tranche B, but have not done so as of June 30, 2023.
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
On March 25, 2022, we entered into an Open Market Sale AgreementSM with Jefferies, pursuant to which we can sell up to a maximum of $50.0 million of our common stock in offerings that are deemed “at the market” offerings as defined in Rule 415 under the Securities Act, under Eiger’s effective shelf registration statement (the 2022 ATM Facility). In April 2022, we completed offerings from the 2022 ATM facility for a total of 2,686,288 shares of our common stock resulting in net proceeds of $20.8 million, after deducting commissions costs. No additional offerings have been completed since April 2022. As of June 30, 2023, there was approximately $28.7 million remaining under the 2022 ATM Facility for future issuance.
We believe that the currently available resources will be sufficient to fund our planned operations for at least the next 12 months following the issuance date of these unaudited condensed consolidated financial statements. However, if our anticipated operating results are not achieved in future periods, we believe that planned expenditures may need to be reduced or we would be required to raise funding in order to fund our operations. Additionally, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions.
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
Our primary uses of capital are, and we expect will continue to be, funding the development of our avexitide product candidates, sales and marketing costs for commercialization of Zokinvy and other product candidates, compensation and related expenses, operational, manufacturing, financial, and management personnel, and costs associated with operating as a public company. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates.
We have reduced our workforce by 25% and plan on reducing out-of-pocket spending related to our HDV development program to extend our cash runway. We plan to continue to fund losses from operations and capital funding needs through future equity and/or debt financings, as well as potential additional collaborations or strategic partnerships with other companies. We are also eligible to draw the $17.5 million under Tranche B under the Innovatus term Loan. As a result of economic conditions, general global economic uncertainty, political change and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. The sale of additional equity, including pursuant to the 2022 ATM Facility, or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to delay, make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(46,040)	$(40,203)
Net cash provided by (used) in investing activities	43,229	(22,549)
Net cash provided by financing activities	19	77,103
Effect of foreign exchange on cash and cash equivalents	(23)	—
Net (decrease) increase in cash and cash equivalents	$(2,815)	$14,351
Cash flows from operating activities
Cash used in operating activities for the six months ended June 30, 2023 was $46.0 million, which primarily consisted of a net loss of $43.5 million, stock-based compensation expense of $3.3 million, non-cash interest expense of $0.7 million, amortization of debt securities discount of $0.8 million, reduction in the carrying amount of right-of-use assets of $0.2 million and depreciation and amortization of $0.1 million. Additionally, cash used in operating activities reflected changes in net operating assets due to a decrease of $9.6 million in accounts payable and accrued liabilities primarily due to the timing of payments, a decrease of $0.3 million in operating lease liabilities and an increase of $2.0 million in accounts receivable, partially offset by a decrease of $3.2 million in inventories, a decrease of $1.4 million in prepaid expenses and other current assets and a decrease of $1.1 million in other assets.
Cash used in operating activities for the six months ended June 30, 2022 was $40.2 million, which primarily consisted of a net loss of $44.5 million, stock-based compensation expense of $4.3 million, loss on extinguishment of long-term debt of $1.1 million, amortization of debt securities discount of $0.6 million, non-cash interest expense of $0.5 million, depreciation and amortization of $0.1 million and amortization of operating lease right-of-use assets of $0.3 million. Additionally, cash used in operating activities reflected changes in net operating assets of $2.5 million due to an increase of $2.6 million in prepaid expenses and other current assets, an increase of $0.3 million in inventories, an increase of $0.6 million in other assets, a decrease of $0.2 million in accounts payable and accrued liabilities primarily due to the timing of payments and a decrease of $0.3 million in operating lease liabilities, partially offset by a decrease of $1.5 million in accounts receivable.
Cash flows from investing activities
Cash provided by investing activities for the six months ended June 30, 2023 was $43.2 million, primarily consisting of $62.9 million of proceeds from maturities of debt securities, which were partially offset by $19.4 million of purchases of debt securities and $0.2 million of purchases of property and equipment.
Cash used in investing activities for the six months ended June 30, 2022 was $22.5 million, primarily consisting of $45.8 million of purchases of debt securities, which were partially offset by $23.2 million of proceeds from maturities of debt securities.
Cash flows from financing activities
Cash provided by financing activities for the six months ended June 30, 2023 was $19,000, primarily consisting of $41,000 proceeds from issuance of common stock upon ESPP purchases, which were partially offset by $22,000 payment of common stock offering costs.
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
Contractual Obligations and Other Commitments
Our contractual obligations as of June 30, 2023 have not materially changed from what we presented in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 17, 2023.
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

Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of June 30, 2023, the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Schoen v. Eiger BioPharmaceuticals, Inc., et al., Case No. 22-cv-06985
On November 8, 2022, a putative securities class action complaint was filed in the United States District Court for the Northern District of California alleging that the company and two former executives violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5. The complaint alleged generally that between March 2021 and October 2022, material misstatements and omissions were made to shareholders regarding the TOGETHER study of peginterferon lambda for the treatment of COVID-19 as well as the likelihood of FDA authorization of an Emergency Use Authorization for peginterferon lambda. The Court appointed a lead plaintiff on March 2, 2023. On April 10, 2023, the lead plaintiff filed a notice of voluntary dismissal without prejudice.
The Progeria Research Foundation, Inc. v. Eiger BioPharmaceuticals, Inc. Arbitration
On November 15, 2022, the Company received a demand for arbitration (Demand) from claimant The Progeria Research Foundation, Inc. (PRF) asserting two claims under a May 15, 2018 Collaboration and Supply Agreement (the PRF Collaboration Agreement) between the parties. PRF has alleged that the Company breached an obligation to supply quantities of a drug as requested by PRF. PRF also has a claim for declaratory relief regarding the grant of licenses under the PRF Collaboration Agreement. On January 18, 2023, the Company filed a response to the Demand denying PRF’s claims, contesting the arbitrability of PRF’s claim for declaratory relief, and asserting a counterclaim for declaratory relief related to the contractual provision underlying PRF’s original drug supply claim. To give the parties an opportunity to discuss a potential negotiated resolution of their dispute, the arbitration has been suspended through the end of 2023. As a result, all arbitration activities are now on hold, and the final hearing, originally scheduled for May 9 – 12, 2023, in Boston, Massachusetts, was cancelled.
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
•We are a commercial-stage biopharmaceutical company with multiple product candidates in clinical development and a limited operating history. We have incurred net losses in each year since our inception. We have one U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA)-approved product for commercial sale, Zokinvy, and prior to 2021, have never generated any product revenue and may never be profitable.
•We are dependent on the success of our single product candidate. We cannot give any assurance that we will generate data for our product candidate sufficient to receive regulatory approval and without regulatory approval we will not be able to market our product candidate.

•Prior to the approval of our NDA for Zokinvy to reduce the risk of mortality in HGPS, and for treatment of processing-deficient PL with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, we had not submitted an application for approval or obtained FDA approval for any product. We may not be able to obtain FDA approval of any future NDA or Biologics License Application (BLA) for our product candidates, which would prohibit commercialization.
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
• Zokinvy sales reflect utilization of the product in the ultra-rare conditions of Hutchinson-Gilford progeria syndrome (HGPS) and processing-deficient progeroid laminopathies (PL) among a small number of patients, and thus sales volume may fluctuate over time due to the inherent mortality in these serious diseases.
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
•COVID-19 has and may continue to adversely affect our financial condition and our business as well as those of third parties on which we rely on significant manufacturing, clinical or other business operations.
•If we fail to regain compliance with the listing standards of Nasdaq, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.
Risks Related to our Financial Condition, Integration and Capital Requirements
We have incurred losses since our inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future.
We are a commercial-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the three months ended June 30, 2023 and 2022, we reported a net loss of $20.7 million and $21.9 million, respectively. For the six months ended June 30, 2023 and 2022, we reported a net loss of $43.5 million and $44.5 million, respectively. As of June 30, 2023, we had an accumulated deficit of $480.7 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ equity and working capital.
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
We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including manufacturing of clinical supplies, conducting clinical studies and providing selling, general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and debt facilities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect losses to increase as we advance our clinical development programs in various clinical studies. We may need significant additional resources in order to aggressively move avexitide forward successfully based on the discussions with the FDA. It may be several years, if ever, before we complete pivotal clinical studies and have additional product candidates approved for commercialization. We expect to invest significant funds into our clinical candidates to advance these compounds to potential regulatory approval.
If we obtain regulatory approval to market one or more additional product candidates, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. Even if we obtain adequate market share for our product candidates, because the potential markets in which our product candidates may ultimately receive regulatory approval could be very small, we may never become profitable despite obtaining such market share and acceptance of our products. We have also agreed with The Progeria Research Foundation to make Zokinvy available to progeria (HGPS and processing-deficient PL) patients under an expanded access program that may not result in payment to us. Future clinical trials of new therapies for progeria conducted by third parties may also result in patients converting from commercially reimbursed Zokinvy to product provided through clinical trials and result in lower revenues received by us.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:
•continue the clinical development of our product candidate;
•in-license or acquire additional product candidates;
•undertake the manufacturing or have manufactured our product candidate;
•advance our programs into larger, more expensive clinical studies;
•initiate additional nonclinical, clinical, or other studies for our product candidate;
•commercialize and provide expanded access to Zokinvy for the treatment of HGPS and processing-deficient PL
•identify and develop potential commercial opportunities, such as avexitide for PBH and HI;
•seek regulatory and marketing approvals and reimbursement for our product candidate;
•establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market ourselves;
•seek to identify, assess, acquire, and/or develop other product candidates;
•make milestone, royalty or other payments under third-party license agreements;
•develop and educate PBH and HI markets;
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
We have one product approved for commercialization in the U.S. and EU for two ultra-rare diseases. Zokinvy works to (i) reduce the risk of mortality in HGPS, and (ii) treat processing-deficient PL with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations. Zokinvy was approved by the FDA in November 2020 and launched commercially in the U.S. in January 2021. In July 2022, our MAA for Zokinvy was approved by the EC, under the exceptional circumstances procedure. The MA is subject to the EMA’s continued review on an annual basis of new efficacy and safety information which may become available. Our ability to generate substantial revenue and achieve profitability depends on our ability to (i) obtain the regulatory and marketing approvals necessary to commercialize Zokinvy in foreign jurisdictions, alone or with strategic collaboration partners, and (ii) to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, more of our product candidates in the U.S. or foreign jurisdictions. We do not anticipate generating significant product revenue for the foreseeable future. Our ability to generate future product revenue depends heavily on our success in many areas, including, but not limited to:
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
To the extent that we raise additional capital through the sale of equity, including pursuant to the 2022 ATM Facility, debt or other securities convertible into equity, stockholder ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder such as the Loan and Security Agreement we entered into with Innovatus Life Sciences Lending Fund I, LP (Innovatus) in June 2022 (the Innovatus Loan). The Innovatus Loan was a $75.0 million debt financing arrangement with Innovatus wherein we borrowed the first tranche of $40.0 million upon closing of the debt financing in June 2022. The Innovatus Loan is secured by perfected first priority liens on our assets. The Innovatus Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse change events, certain cross defaults and judgments, and insolvency.
If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. In addition, while we are seeking strategic partners for our virology assets, lonafarnib and peginterferon lambda, we may not be able to identify strategic partners, or enter into agreements on terms favorable to us, or at all. In addition, such transactions may require consents from third parties, which we may be unable to obtain. Further, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and continuing disruptions to and volatility in the credit and financial markets in the U.S. and worldwide, including as a result of COVID-19. We cannot assure you that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of product candidates to meet our projected plans. If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially affect our business, financial condition, and results of operations.

Covenants in the Innovatus Loan restrict our business and operations in many ways, and if we do not effectively comply with our covenants, our financial conditions and results of operations could be adversely affected.
The Innovatus Loan provides for up to $75.0 million in term loans due on August 31, 2027, of which $40.3 million in principal is outstanding as of June 30, 2023. All of our current and future assets, secure our borrowings under the Innovatus Loan. The Innovatus Loan requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Innovatus Loan, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable. If we are unable to repay those amounts, the lenders under the Innovatus Loan could proceed against the collateral granted to them to secure that debt, and our inability to use or dispose of those assets would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% penalty, restrict access to additional borrowings under the loan and security agreement, and accelerate the maturity of the debt. Any default under the Innovatus Loan would materially affect our liquidity and ability to fund our operations and complete our planned clinical trials and regulatory filings would be substantially impaired.
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
With respect to potential commercial products, we currently have one product candidate, avexitide, that has completed Phase 2 for PBH and HI. Phase 3 study startup activities for avexitide in PBH have been initiated. It may be years before our studies are completed, and new studies are initiated, if at all.
We provide our geographically diverse clinical sites with good clinical practice protocols. We review and monitor the execution of our protocols at our various sites in an effort to understand those protocols are being followed. There can be no assurance that the data we develop for our product candidates in our planned indications will be sufficient or complete enough to obtain regulatory approval. Likewise, there can be no assurance that the data obtained from foreign clinical trial sites in studies not conducted under an investigational NDA, or IND, will be accepted in support of an application for regulatory approval or authorization for use in the U.S. Similarly, data obtained from foreign clinical trial sites may not be accepted by other foreign regulatory authorities in support of an application for regulatory approval or authorization for use in these jurisdictions.
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
The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to lonafarnib, avexitide and any other product candidate that we may develop in the future are subject to extensive regulation in the United States. Prior to the approval of our NDA for Zokinvy to reduce the risk of mortality in HGPS, and for treatment of PL with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, we had not submitted an application for approval or obtained FDA approval for any product.
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
We have received Breakthrough Therapy designation for avexitide for the treatment of PBH and HI. A Breakthrough Therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval.
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
The eligibility criteria of our planned clinical studies may further limit the available eligible study participants as we expect to require that patients have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical studies. We may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical studies in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical studies, and the willingness of physicians to participate in our planned clinical studies. For example, early in the COVID-19 pandemic, certain clinical study sites that were scheduled to open were delayed in activating and other sites suspended randomization of subjects for a period of time. Future restrictions could result in delays of our clinical trials. If patients are unwilling to participate in our clinical studies for any reason, the timeline for conducting studies and obtaining regulatory approval of our product candidates may be delayed.
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
•delays in recruiting qualified patients, or patients dropping out of, in our clinical studies;

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
The COVID-19 Public Health Emergency (PHE) expired in the U.S. and we may not be able to receive a similar temporary use authorization from foreign regulatory agencies. If we do receive a similar temporary use authorization, absent a full marketing authorization for that indication, our ability to sell our products may be limited.
We do intend to pursue similar temporary use authorizations in non-U.S. jurisdictions.
Various regulatory pathways are available in jurisdictions outside the United States to make products available for emergency use. For example, regulatory authorities in certain EU Member States may temporarily authorize the distribution of an unauthorized drug in response to the suspected or confirmed spread of pathogenic agents such as the virus which is causing COVID-19. Obtaining such a temporary authorization is dependent upon a number of factors, which are not under our control. If such authorizations would be granted, they would only apply for a limited period of time. We might thus no longer be authorized to distribute our product under these authorizations if that time limit expired. The regulatory authorities in the EU or in other jurisdictions outside the U.S. may grant a conditional marketing authorization for medicinal products intended for the treatment of seriously debilitating or life-threatening diseases prior to the submission of comprehensive clinical data if that treatment is of major therapeutic advantage to the patients concerned or no other authorized treatment is available. In emergency situations, such a conditional marketing authorization may also be granted for these medicinal products where comprehensive preclinical or pharmaceutical data have not been supplied. These conditional marketing authorizations are subject to specific conditions (e.g., completing on-going studies or conducting new studies) which must be fulfilled within a timeline specified in the marketing authorization. These marketing authorizations are valid for a short period of time (e.g., one year) which can usually be renewed. If we would apply for such a conditional marketing authorization the regulatory authority concerned may reject our application because it considers that the benefit-risk balance of our product is not favorable or it judges it unlikely that we would be able to provide comprehensive data. If we would obtain such a conditional marketing authorization we may not be able to complete (timely) the studies which the regulatory authority imposed as a condition for the marketing authorization or the data collected in the course of these studies may indicate that our product does not have a favorable benefit-risk profile. As a result, we may not be able to continue distributing our product because the conditional marketing authorization has been revoked or not renewed, or the regulatory authority refused finally to grant a regular marketing authorization.
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
Our lonafarnib product candidate has been studied in thousands of oncology patients, and the most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), weight loss, fatigue and rash. Use of Zokinvy to reduce the risk of mortality in HGPS, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, has been reported to cause ECG abnormalities, but these ECG abnormalities have not resulted in a risk of mortality for these patients. There is no guarantee that additional or more severe side effects or other properties will not be identified through ongoing clinical studies by other uses of lonafarnib for other indications. Undesirable side effects, other properties, and negative results for other indications may negatively impact the development and potential for approval of our product candidates for our proposed indications. Our avexitide product candidate has been studied in over 70 PBH patients and 39 HI patients, and the most common adverse events are injection site bruising/reaction, headache, diarrhea, nausea and dizziness. There is no guarantee that additional or more severe side effects will not be identified through ongoing clinical studies for other uses of avexitide in clinical trials.
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
If any of our relationships with investigators or third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs in a timely manner or do so on commercially reasonable terms. In addition, our CROs may not prioritize our clinical studies relative to those of other customers and any turnover in personnel or delays in the allocation of CRO employees by the CRO may negatively affect our clinical studies. If investigators or CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, our clinical studies may be delayed or terminated, and we may not be able to meet our current plans with respect to our product candidates. CROs may also involve higher costs than anticipated, which could negatively affect our financial condition and operations. In addition, we do not currently have, nor do we plan to establish, the capability to manufacture product candidates for use in the conduct of our clinical studies or in support of our commercialization of potential products, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale without the use of third-party manufacturers. We plan to rely on third-party manufacturers and their responsibilities will include purchasing from third-party suppliers the materials necessary to produce our product candidates for our clinical studies and regulatory approval. There are expected to be a limited number of suppliers for the active ingredients and other materials that we expect to use to manufacture our product candidates, and we may not be able to identify alternative suppliers to prevent a possible disruption of the manufacture of our product candidates for our clinical studies, and, if approved, ultimately for commercial sale. Although we generally do not expect to begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete the study, any significant delay or discontinuity in the supply of a product candidate, or the active ingredient or other material components in the manufacture of the product candidate, could delay completion of our clinical studies and potential timing for regulatory approval of our product candidates, which would harm our business and results of operations. For example, in connection with Phase 3 startup activities for avexitide, we observed low levels of product-related impurities in the finished drug product. Although not unusual for this class of compounds, we are working with our CMOs to control and qualify these materials and to ensure that an adequate supply of materials with a sufficient shelf-life can be released for Phase 3 studies.
With respect to our lonafarnib program, we procured an inventory of product from Merck to supply our initial clinical study needs. In 2016, we transferred the manufacturing of drug substance and drug product to our third-party contractors. The material used for ongoing progeria clinical studies, expanded access program, and commercial Zokinvy supply are sourced from Eiger-controlled CMOs. These same vendors are currently under development for commercial qualification. Materials used for our avexitide clinical trials are also sourced from CMOs. Our vendors have successfully made GMP batches for our clinical studies, however, our trials could be delayed if quality, stability, or other issues occur in relation to the manufacture of any unique batch. If these CMOs are not able to provide us with sufficient quantities of product for our clinical trials or in support of our commercialization of potential products on a timely basis, or at all, whether due to production shortages or other supply interruptions resulting from any delay, our clinical trials or regulatory approval may be delayed, or could impair our ability to generate revenue from the sale of such product candidate.
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
The facilities used by our contract manufacturers to manufacture our product candidates will be subject to pre-approval inspection by the FDA that will be conducted after we submit our marketing applications to the FDA or comparable foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or others, our future applications may not be approved by regulatory authorities, which would significantly delay our commercialization plans and increase our costs. We have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel, and in the past, we have experienced quality control issues with product manufactured by our contract manufacturers. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.
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
The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies that may compete with our product candidates. For example, we have competitors both in the United States and internationally, including multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include Recordati, Vogenx, Zealand Pharmaceuticals, Rezolute, Hanmi Pharmaceutical, and Crinetics Pharmaceuticals as well as other smaller companies or biotechnology startups and large multinational pharmaceutical companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring, or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization, and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.
Although we commercially launched Zokinvy following its FDA approval, we have limited marketing and sales experience. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.
Although certain of our employees may have marketed, launched and sold other pharmaceutical products in the U.S. in the past while employed at other companies, we have limited experience selling and marketing our product candidates outside the U.S.. To successfully commercialize Zokinvy and additional products that may result from our development programs, we will need to invest in and expand these capabilities, either on our own or with others, which would be expensive, difficult and time consuming. Any failure or delay in the timely development of our internal commercialization capabilities could adversely impact the potential for success of our products.
Further, given our, limited experience in marketing and selling biopharmaceutical products outside the U.S., we may rely on future collaborators to commercialize our products. If collaborators do not commit sufficient resources to commercialize our future products and we are unable to develop the necessary marketing and sales capabilities on our own, we will be unable to generate sufficient product revenue to sustain or grow our business. We may be competing with companies that currently have extensive and well-funded marketing and sales operations, in particular in the markets our product candidates are intended to address. Without appropriate capabilities, whether directly or through third-party collaborators, we may be unable to compete successfully against these more established companies. In addition, we have established an expanded access program in order to make Zokinvy available for patients with progeria, which requires additional resources and costs to support.

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
The pricing, coverage and reimbursement of our products must be sufficient to support our commercial efforts and other development programs and the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to be able to afford expensive treatments, particularly in Orphan Drug designated indications where the eligible patient population is small. Sales of our products will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid for or reimbursed by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or government authorities, private health insurers, and other third-party payors. If coverage and reimbursement are not available, or are available only in limited amounts, we may have to subsidize or provide products for free or we may not be able to successfully commercialize our products. For example, Zokinvy for patients with HGPS and processing-deficient PL is provided under an expanded access program may not result in reimbursement.
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
Under the Orphan Drug Act, the FDA may designate a product as an Orphan Drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the product will be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products (COMP) grants Orphan Drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. In the United States, Orphan Drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has Orphan Drug designation, the product is entitled to Orphan Drug exclusivity, which means the FDA may not approve any other application to market the same product for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity.
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
We, independently or together with our licensors, have filed several patent applications covering various aspects of our product candidates. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced. Although we have licensed a number of patents covering methods of use and certain compositions of matter, we do not have complete patent protection for our product candidates. For example, in connection with the arbitration with PRF described in Part II, Item 1 Legal Proceedings above, PRF is indirectly challenging the validity of our in-license of certain patents covering the methods of treating HGPS and progeroid laminopathies. Likewise, most of the patents or applications covering products that we have licensed in from Stanford have limited protection outside of the United States. Therefore, a competitor could develop the same or similar product that may compete with our product candidate.
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
On July 20, 2022, we announced that the EC granted an MA under the exceptional circumstances procedure for Zokinvy to treat patients aged 12 months and older with HGPS and PL. The EC authorization follows the positive opinion granted by the Committee for Medicinal Products for Human Use (CHMP) in May 2022 which found that the risk-benefit balance for Zokinvy is favorable to recommend the granting of a MA although the rarity of the disease means that it was not possible to obtain complete information on Zokinvy during the assessment process. As a result, the MA was issued under the exceptional circumstances procedure and subject to the EMA’s continued review on an annual basis of new efficacy and safety information which may become available.
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
While we normally seek and gain the right to fully prosecute the patents relating to our product candidates, there may be times when patents relating to our product candidates are controlled by our licensors. This is the case with our agreements with Stanford, of whom is primarily responsible for the prosecution of patents and patent applications licensed to us under the applicable collaboration agreements. If they or any of our future licensors fail to appropriately and broadly prosecute and maintain patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using, importing, and selling competing products. In addition, even where we now have the right to control patent prosecution of patents and patent applications, we have licensed from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensors in effect from actions prior to us assuming control over patent prosecution.
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
On December 14, 2022, David Cory resigned as our President and CEO and a member of our Board, and on January 3, 2023, Sriram Ryali notified the Company of his resignation as the Company’s CFO, effective January 20, 2023, and on February 17, 2023, Erik Atkisson resigned as our General Counsel, Corporate Secretary and Chief Compliance Officer. The Company has also experienced recent turnover in its financial reporting function.

In June 2023, the Board appointed Dr. David Apelian as the Company’s CEO, and Dr. Apelian will remain a member of the Board. We are highly dependent on Dr. Apelian. On April 13, 2023, Eiger announced the appointments of William G. Kachioff as Chief Financial Officer, and James A. Vollins as General Counsel, Chief Compliance Officer and Corporate Secretary, to the Company's management team.
Recruiting and retaining other qualified employees, consultants, and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of highly qualified personnel in our industry, which is likely to continue. As a result, competition for personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in development and commercialization of our product candidates may make it more challenging to recruit and retain qualified personnel. The inability to recruit and retain qualified personnel, the loss of the services of Dr. Apelian or other members of our management team, or the failure to hire other qualified management personnel, may impede the progress of our research, development, and commercialization objectives and would negatively impact our ability to succeed.

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
Foreign data protection laws, including, without limitation, the EU GDPR that took effect in May 2018, and EU Member State data protection legislation, may also apply to health-related and other personal information obtained from individuals. The EU GDPR has been transposed into the national laws of the United Kingdom by virtue of section 3 of the EU (Withdrawal) Act 2018 as the UK GDPR (together, the EU GDPR and the UK GDPR, the GDPR). The EU GDPR has direct effect in all EU Member States and has extraterritorial effect where organizations outside of the EU process personal information of individuals in the EU in relation to the offering of goods or services to those individuals (targeting test) or the monitoring of their behavior (monitoring test). The UK GDPR has a similar extraterritorial test for organizations outside of the UK processing personal information of individuals in the UK in relation to the offering of goods or services to those individuals or the monitoring of their behavior. As such, the GDPR applies to us to the extent we are established in an EU Member State or the UK or we meet the requirements of either the targeting test or the monitoring test. These laws impose strict obligations on businesses, including to: (i) implement administrative, physical, technical, and organizational safeguards to protect personal information; (ii) establish an appropriate and valid legal basis for processing personal information; (iii) comply with accountability transparency requirements regarding the processing of personal information, which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing; (iv) comply with data protection rights of data subjects including a right of access to and rectification of personal information, a right to obtain restriction of processing or to object to processing of personal information, a right to ask for a copy of personal information to be provided to a third party in a useable format and erasing personal information in certain circumstances; (v) report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72 hours, where feasible); (vi) obtain explicit consent for collection of sensitive personal information such as health data; and (vii) consider data protection as any new products or services are developed and to limit the amount of personal information processed.
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
In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative initiatives and regulatory changes to reform the delivery and payment for healthcare items and services, which could affect our ability to profitably sell our products. For example, in March 2010, the Patient Protection and Affordable Care Act (ACA) was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. This law was designed to expand access to health insurance coverage for uninsured and underinsured individuals while at the same time containing overall healthcare costs. The framework of the ACA and other healthcare reforms continues to evolve as a result of executive, legislative, regulatory, and administrative developments. For example, for calendar years 2021 and 2022, the American Rescue Plan Act of 2021 temporarily increased premium tax credit assistance established under the ACA to help eligible individuals cover premiums for health insurance purchased through the health insurance marketplace and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The Inflation Reduction Act of 2022 (IRA) extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. There have also been legal challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It is unclear how the healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal, amend or replace the ACA will impact the ACA and our business.
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
The Biden Administration has continued to support legislative reforms to lower prescription drug prices in other ways. In August 2022, for instance, President Biden signed into law the IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA of 2022 imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap patient annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers and payors; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the CMS. The IRA explicitly excludes from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. Those drugs with multiple orphan designations are not explicitly excluded from drug price negotiation.
CMS has recently taken steps to implement the IRA; first, by releasing a list of 43 Medicare Part B products that had an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA for the time period of July 1, 2023 to September 30, 2023 on June 9, 2023; and, on June 30, 2023, issuing guidance detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry (including orphan drug development), several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the HHS, the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality of the IRA’s drug price negotiation provisions. We cannot predict the likelihood, nature or extent of other healthcare or drug pricing reforms that may arise from future legislation or other administration action nor can we predict how, or to what extent, the drug pricing policies or future healthcare reforms will affect our products. However, we expect these initiatives to increase pressure on drug pricing.

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
•The Physician Payments Sunshine Act, which requires manufacturers of certain drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), teaching hospitals, physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, and certified nurse midwives, as well as ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations;
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

Following Brexit, legal, political and economic uncertainty surrounding the exit of the U.K. from the EU may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations in the U.K. and pose additional risks to our business, revenue, financial condition and results of operations.
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
At present, the regulatory framework for medicines that existed before the end of the transition period has effectively been preserved in UK domestic legislation as ‘retained EU law’ which has prevented substantial divergence to the regulation of medicines so far. However, the Retained EU Law (Revocation and Reform) Bill 2022 which intends to end the “special status” of retained EU law under UK law was enacted into law on June 29, 2023. It facilitates the departure from retained EU law, and may lead to greater regulatory divergence between the EU and UK in the future. In comparison, as matters currently stand, under the terms of the Northern Ireland Protocol (the NIP), implemented by the EU (Withdrawal Agreement) Act 2020, Northern Ireland is treated for the same purposes as if it were still an EU Member State, and must remain aligned to the EU single market and customs rules. The UK government has also introduced a bill ‘Northern Ireland Protocol Bill’ which if enacted into law would enable the government to unilaterally disapply parts of the NIP which may lead to changes to the regulatory environment in Northern Ireland, and may trigger retaliatory measures against the UK by the EU. However, on February 27, 2023, the UK government and the EU Commission reached political agreement on a package of proposed amendments to the NIP (Windsor Framework). These proposals were adopted on March 24, 2023 and include, amongst other measures a “carve-out from EU rules”. Indeed, the UK medicines regulator (MHRA) will be responsible for approving medicines for the whole UK market, meaning that medicinal products available in Northern Ireland will not have to comply with EU law but rather with UK law, so medicinal products would be able to freely circulate between Northern Ireland and Great Britain. It is expected that these new measures put in place by the Windsor Framework will take effect from January 1, 2025. The EU-UK Trade and Cooperation Agreement allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on Eiger’s business.
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
We have conducted in the past and are currently conducting clinical trials in the United States, Canada, Australia, Turkey, Germany, Pakistan, New Zealand, Mongolia, Spain, France, Bulgaria, Romania, Taiwan, Sweden, Italy, Belgium, Switzerland, United Kingdom, Greece, Moldova, Ukraine, Russia, and Israel, and accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. Emerging regions, such as Eastern Europe, Latin America, Asia, and Africa, as well as more developed markets, such as the United Kingdom, France, Germany, and Australia, provide clinical study opportunities for us. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. For example, both Turkey and Pakistan are key regions for clinical activity relating to Hepatitis Delta Virus, and further outbreaks of violence and political instability in the region could disrupt our clinical operations or otherwise limit our ability to access or conduct clinical studies in those regions. Certain countries previously closed their borders due to COVID-19 preventing activation of clinical sites. Actions taken by the Russian Federation in Ukraine and surrounding areas have destabilized the region and caused the adoption of comprehensive sanctions by, among others, the EU, the United States and the UK, which restrict a wide range of trade and financial dealings with Russia and Russian persons, as well as certain regions in Ukraine, including by imposing stricter export controls, prohibiting dealings with major Russian banks and credit institutions, and prohibiting trade with the Donetsk, Luhansk, Kherson and Zaporizhzhia regions of Ukraine. In addition, clinical site initiation and patient enrollment may be delayed, and we may not be able to access sites for initiation, monitoring and data collection in regions affected by the Russian invasion of Ukraine, including due to the prioritization of hospital resources away from clinical trials or as a result of government-imposed curfews, warfare, violence or other governmental action or events that restrict movement. Some patients may not be able to comply with clinical trial protocols if the conflict impedes patient movement or interrupts healthcare services. We could also experience disruptions in our supply chain or limits to our ability to obtain sufficient materials for our products in certain regions. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our operations and prospects.
We or the third parties upon whom we depend may be adversely affected by earthquakes, natural epidemics or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Earthquakes, health epidemics or other natural disasters could severely disrupt our operations and have a material adverse effect on our business. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. For example, in December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China. Since certain starting materials of certain of our products obtained from third-party chemical suppliers are manufactured in China and Japan, an outbreak of communicable diseases in the region, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected, could adversely affect our business, financial condition or results of operations by limiting our ability to manufacture product within or outside certain countries, forcing temporary closure of facilities that we rely upon or increasing the costs associated with obtaining starting materials and then clinical supplies of our product candidates. The extent to which the coronavirus or another PHE impacts our results will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the coronavirus or other PHEs and the actions to contain the coronavirus or treat its impact, among others. In addition, our corporate headquarters is located in the San Francisco Bay Area, which has in the past experienced severe earthquakes, other natural disasters, and an outbreak of COVID-19. We do not carry earthquake insurance. We have limited disaster recovery and business continuity plans in place currently and our business would be impaired in the event of a serious disaster or similar event. We may incur substantial expenses to develop and implement any disaster recovery and business continuity plans, which could have a material adverse effect on our business.
Our business is currently adversely affected by and could be materially adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics including the evolving effects of the COVID-19 outbreak. We had a significant number of clinical trial sites, and continue to depend on manufacturing operations for various stages of our supply chain, in countries that were directly affected by COVID-19.
Our business has been adversely affected by COVID-19 and could be materially and adversely impacted by COVID-19 or other health epidemics in regions where we have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The effects of COVID-19 and government and other responses thereto, including any resumption of shelter-in-place orders or work-from-home policies, may continue to negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which would depend, in part, on the length and severity of any restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.
Further, as a result of other PHEs, including any resurgence of the COVID-19 pandemic, we may be required to develop and implement additional clinical study policies and procedures designed to help protect study participants from illness, which may include using telemedicine visits, remote monitoring of patients and clinical sites, and measures to ensure that data from clinical studies that may be disrupted as result of the pandemic are collected pursuant to the study protocol and consistent with GCPs, with any material protocol deviation reviewed and approved by the site IRB.
The FDA and EMA have in the past suspended, may continue to suspend, prioritize or delay certain foreign inspections, and if suspensions or delays in inspections occur, our product application reviews and potential approvals could be impacted or delayed. Further, prior surges in COVID-19 case numbers have contributed to interruptions in FDA’s surveillance capabilities, and such disruptions may persist in the future as a result of future surges or other PHEs. We cannot predict whether, and when, FDA will decide to pause or resume inspections due to a pandemic.
Regulatory authorities outside the United States may adopt additional restrictions or other policy measures in response to PHEs, including providing guidance regarding the conduct of clinical trials. If global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, or impact reviews or other regulatory activities, it could significantly impact the ability of the FDA or other foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
COVID-19 may continue to adversely affect our business operations, and the extent of the impact on our clinical development and regulatory efforts and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. In addition, to the extent COVID-19 adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.
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

•period-to-period fluctuations in our financial results; and
•failure to regain compliance with listing standards of Nasdaq.
Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies, including very recently in connection with global macroeconomic and geopolitical conditions, including COVID-19, which volatility has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments, may also adversely affect the trading price of our common stock.
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
If we fail to regain compliance with the listing standards of Nasdaq, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.
Our common stock is currently listed on the Nasdaq Global Market. The Nasdaq Stock Market LLC has requirements that a company must meet in order to remain listed on Nasdaq. In particular, Nasdaq rules require us to maintain a minimum bid price of $1.00 per share of our common stock (the “Bid Price Requirement”). If the closing bid price of our common stock falls below $1.00 per share for 30 consecutive trading days or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future.
On July 26, 2023, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC notifying us that, for the last 30 consecutive business days, the bid price for our common stock closed below the Bid Price Requirement.
We were provided a period of 180 calendar days, or until January 22, 2024 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the bid price for the Common Stock closes at $1.00 or more for a minimum of 10 consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to Eiger that it has regained compliance with the Bid Price Requirement.
If Eiger does not regain compliance with the Bid Price Requirement by the Compliance Date, Eiger may be eligible for an additional 180 calendar day compliance period. To qualify, Eiger will be required to meet the continued listing requirement for market value of its publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Bid Price Requirement, and will need to provide written notice of its intention to cure the deficiency during the second 180 calendar day compliance period, by effecting a reverse stock split, if necessary.
If Eiger does not regain compliance with the Bid Price Requirement by the Compliance Date and is not eligible for an additional compliance period at that time, or the Staff concludes that Eiger will not be able to cure the deficiency during the additional compliance period, the Staff will provide written notification to Eiger that its Common Stock will be subject to delisting. At that time, Eiger may appeal the Staff’s delisting determination to a Nasdaq Hearings Panel. However, there can be no assurance that such appeal would be successful.

The notification received has no immediate effect on Eiger’s Nasdaq listing. Eiger’s Common Stock will continue to trade on Nasdaq under the symbol “EIGR” at this time.
Eiger intends to monitor the closing bid price of the Common Stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement, which could include seeking to effect a reverse stock split. However, there can be no assurance that Eiger will be able to regain compliance with the Bid Price Requirement.
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
If existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline. Certain of our existing stockholders, including Columbia Threadneedle Investments, Arkin, 683 Capital Management, The Vanguard Group, Telemetry Investments, and their respective affiliated entities, own substantial ownership interest in our common stock and any decision to sell a significant number of shares may negatively impact the price of our common stock.
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

10.1
Amended and Restated Employment Terms, by and between Eiger BioPharmaceuticals Inc. and David Apelian (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 30, 2023).

10.2**†	Offer Letter Agreement, dated as of March 31, 2023, by and between Eiger BioPharmaceuticals, Inc. and James Vollins.

10.3**^†	Consulting Agreement, dated as of March 10, 2023, by and between Eiger BioPharmaceuticals, Inc. and Danforth Advisors, LLC.

31.1**	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2**	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1+
Certifications of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS**	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.
__________________________
+    This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**    Filed herewith.
^    The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
† Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eiger BioPharmaceuticals, Inc.

Date: August 14, 2023	By:	/s/ David Apelian
David Apelian
Director, Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: August 14, 2023	By:	/s/ William G. Kachioff
William G. Kachioff
Chief Financial Officer
(Principal Financial Officer)