Form 10-Q
period 2023-09-30
Eiger BioPharmaceuticals, Inc.
filed 2023-11-09
CIK 1305253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 44,384,684.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,501	$25,798
Short-term debt securities	11,920	73,150
Accounts receivable, net	1,321	1,749
Inventories, net	1,105	2,853
Prepaid expenses and other current assets	12,777	13,985
Total current assets	54,624	117,535
Property and equipment, net	677	696
Operating lease right-of-use assets	209	561
Other assets	144	1,347
Total assets	$55,654	$120,139
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$4,858	$8,975
Accrued liabilities	11,461	15,655
Current portion of operating lease liabilities	205	491
Total current liabilities	16,524	25,121
Debt	40,734	39,625
Operating lease liabilities	—	83
Total liabilities	57,258	64,829
Stockholders’ (deficit) equity:
Common stock	44	44
Additional paid-in capital	497,140	492,759
Accumulated other comprehensive loss	(86)	(300)
Accumulated deficit	(498,702)	(437,193)
Total stockholders’ (deficit) equity	(1,604)	55,310
Total liabilities and stockholders’ (deficit) equity	$55,654	$120,139
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenue, net	$3,209	$4,024	$11,720	$10,038
Other revenue	—	—	250	750
Total revenue	3,209	4,024	11,970	10,788
Costs and operating expenses:
Cost of sales	115	1,231	(77)	1,492
Research and development	14,568	22,198	50,717	56,761
Selling, general and administrative	5,454	6,964	20,502	20,804
Total costs and operating expenses	20,137	30,393	71,142	79,057
Loss from operations	(16,928)	(26,369)	(59,172)	(68,269)
Interest expense	(1,412)	(1,092)	(4,040)	(2,912)
Interest income	485	347	1,856	613
Other (expense) income, net	(175)	3	(149)	(1,044)
Loss before provision for income taxes	(18,030)	(27,111)	(61,505)	(71,612)
Provision for income taxes	—	—	4	26
Net loss	$(18,030)	$(27,111)	$(61,509)	$(71,638)
Net loss per common share:
Basic and diluted	$(0.41)	$(0.62)	$(1.39)	$(1.76)
Weighted-average common shares outstanding:
Basic and diluted	44,320,164	44,010,553	44,254,711	40,806,581
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(18,030)	$(27,111)	$(61,509)	$(71,638)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale debt securities, net	26	141	186	(471)
Foreign currency translation adjustment	52	—	27	—
Comprehensive loss	$(17,952)	$(26,970)	$(61,296)	$(72,109)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2022	44,074,284	$44	$492,759	$(300)	$(437,193)	$55,310
Issuance of common stock upon ESPP purchase	29,986	—	41	—	—	41
Issuance of common stock upon release of restricted stock units and performance stock units	192,147	—	—	—	—	—
Stock-based compensation expense	—	—	2,542	—	—	2,542
Unrealized gain on available-for-sale debt securities, net	—	—	—	167	—	167
Cumulative translation adjustment	—	—	—	(37)	—	(37)
Net loss	—	—	—	—	(22,784)	(22,784)
Balance at March 31, 2023	44,296,417	44	495,342	(170)	(459,977)	35,239
Stock-based compensation expense	—	—	745	—	—	745
Unrealized loss on available-for-sale debt securities, net	—	—	—	(7)	—	(7)
Cumulative translation adjustment	—	—	—	13	—	13
Net loss	—	—	—	—	(20,695)	(20,695)
Balance at June 30, 2023	44,296,417	44	496,087	(164)	(480,672)	15,295
Issuance of common stock upon ESPP purchase	21,700	—	15	—	—	15
Issuance of common stock upon release of restricted stock units and performance stock units	66,567	—	—	—	—	—
Stock-based compensation expense	—	—	1,038	—	—	1,038
Unrealized gain on available-for-sale debt securities, net	—	—	—	26	—	26
Cumulative translation adjustment	—	—	—	52	—	52
Net loss	—	—	—	—	(18,030)	(18,030)
Balance at September 30, 2023	44,384,684	$44	$497,140	$(86)	$(498,702)	$(1,604)
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

Eiger BioPharmaceuticals, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(61,509)	$(71,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	218	219
Inventory write down	11	1,043
Amortization of debt securities premiums and discounts	(1,046)	698
Loss on extinguishment of debt	—	1,144
Non-cash interest expense	1,109	867
Reduction in the carrying amount of right-of-use assets	352	407
Common stock issued under Product Development Agreement	—	19
Stock-based compensation	4,325	6,477
Change in operating assets and liabilities:
Accounts receivable	421	118
Inventories	2,263	(892)
Prepaid expenses and other current assets	424	(2,181)
Other assets	1,987	(616)
Accounts payable	(4,157)	2,722
Accrued liabilities	(4,623)	1,315
Operating lease liabilities	(369)	(465)
Net cash used in operating activities	(60,594)	(60,763)
Investing activities
Purchase of debt securities available-for-sale	(19,388)	(55,538)
Proceeds from maturities of debt securities available-for-sale	81,850	43,489
Purchase of property and equipment	(233)	(116)
Net cash provided by (used in) investing activities	62,229	(12,165)
Financing activities
Issuance of common stock upon offering at-the-market, net of commissions	—	66,402
Proceeds from issuance of common stock to lender	—	5,000
Proceeds from issuance of common stock upon stock option exercises	—	180
Proceeds from issuance of common stock upon ESPP purchase	56	168
Proceeds from debt	—	39,840
Repayment of debt	—	(33,277)
Payment of debt issuance costs	—	(1,054)
Common stock offering costs	(22)	(244)
Net cash provided by financing activities	34	77,015
Effect of foreign exchange on cash and cash equivalents	34	—
Net increase in cash and cash equivalents	1,703	4,087
Cash and cash equivalents at beginning of period	25,798	22,221
Cash and cash equivalents at end of period	$27,501	$26,308

Supplemental disclosure of cash flow information:
Interest paid	$2,931	$2,038
Income taxes paid	$188	$43
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
Eiger’s lead product candidate, avexitide, is a well-characterized, first-in-class glucagon-like peptide-1 (GLP-1) antagonist and is in development for the treatment of post-bariatric hypoglycemia (PBH) and other forms of hyperinsulinemic hypoglycemia (HH) arising after gastrointestinal surgeries. These disorders are characterized by exaggerated secretion of GLP-1 after meals, dysregulated secretion of insulin, followed by a rapid drop in blood sugar. Avexitide is the only drug in development for PBH with Breakthrough Therapy designation by the U.S. Food and Drug Administration (FDA). Avexitide is also in development for congenital hyperinsulinism (HI), an ultra-rare, life-threatening, pediatric disorder of persistent hypoglycemia that results in irreversible brain damage in up to 50% of children with the condition. Avexitide has completed Phase 2 for both PBH and HI, and Phase 3 study start-up activities for PBH have been initiated.
The FDA approved the Company’s first commercial product, Zokinvy® (lonafarnib), to reduce risk of mortality of Hutchinson-Gilford progeria syndrome (HGPS) and for treatment of processing-deficient progeroid laminopathies (PL), with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, on November 20, 2020. Collectively known as progeria, HGPS and PL are ultra-rare, fatal, genetic premature aging diseases that accelerate mortality in young patients. In July 2022, the Company announced that the European Commission (EC) granted marketing authorization (MA) under exceptional circumstances for Zokinvy through the centralized procedure. The EC's MA is valid in all 27 European Union (EU) member states plus Iceland, Liechtenstein, and Norway. In May 2022, the Pharmaceutical Division at the Ministry of Health of Israel granted regulatory approval for Zokinvy in Israel. In August 2022, the Medicine and Healthcare products Regulatory Agency (MHRA) granted approval in the UK.
The Company commercially launched Zokinvy in the U.S. in January 2021 and started to recognize product revenue in the first quarter of 2021. The first European sales were recognized in the fourth quarter of 2022.

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
Liquidity
As of September 30, 2023, the Company had $39.4 million of cash, cash equivalents and short-term securities, comprised of $27.5 million of cash and cash equivalents and $11.9 million of short-term debt securities available-for-sale. The Company had an accumulated deficit of $498.7 million as of September 30, 2023 and negative cash flows of $60.6 million from operating activities during the nine months ended September 30, 2023. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and until it does, the Company will need to continue to raise additional capital. Based on its recurring losses from operations incurred since inception, expectation of continuing operating losses and negative cash flows for the foreseeable future, need to raise additional capital to finance its future operations, and given the current cash, cash equivalents and short-term securities balance, the Company has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern beyond twelve months after the date that these condensed consolidated financial statements are issued.

The Company is evaluating potential options including the ability to raise additional capital and continues to evaluate potential strategic partnering options for its antiviral assets of lonafarnib for HDV and peginterferon lambda; however, there can be no assurance that any strategic transactions will occur or that the Company will be successful in raising additional capital. The Company has sources of liquidity available under an "at-the-market" equity financing facility with Jefferies LLC (the 2022 ATM Facility) and Tranche B of the Innovatus Loan as discussed in Note 6. The Company has no plans to draw upon Tranche B of the Innovatus Loan. The registration statement registering the offer and sale of shares pursuant to the 2022 ATM Facility is set to expire in December 2023, and there can be no assurance that we will be able to register future offers or sales under the 2022 ATM Facility. To the extent that the Company raises additional capital through the sale of equity, including pursuant to the 2022 ATM Facility and offerings of debt or other securities convertible into equity, stockholder ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. The Company has not raised any proceeds under the 2022 ATM Facility during 2023 and presently has no plans to raise any proceeds under the facility. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements include the accounts of Eiger BioPharmaceuticals, Inc. and its wholly owned subsidiaries, EBPI Merger Inc., EB Pharma LLC, Eiger BioPharmaceuticals Europe Limited, and EigerBio Europe Limited, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and follow the requirements of the Securities and Exchange Commission (SEC) regarding interim financial reporting. All intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 17, 2023.
Significant Accounting Policies
Other than impacted accounting policies related to the Company's adoption of current expected credit loss (CECL) as disclosed below, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Concentrations of Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The Company’s cash is held by financial institutions in the United States and Ireland. Amounts on deposit may at times exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents and investments and issuers of investments. The Company manages its credit risk by holding its cash, cash equivalents and investments in large financial institutions within the U.S and Ireland. In addition, the Company’s investment policy limits investments to certain types of instruments such as money market funds, debt securities issued by the U.S. government and its agencies, corporate debt securities, commercial paper as well as asset-backed securities, and places restrictions on the credit ratings, maturities and concentration by type and issuer. The Company has not experienced any losses on its deposits of cash, cash equivalents and investments. The Company relies on one supply chain for each of its product candidates. If any of the single source suppliers in any of the supply chains fail to satisfy the Company’s requirements on a timely basis, the Company could suffer delays in its clinical development programs and activities which could adversely affect its operating results.
Two customers accounted for approximately 58 percent and 39 percent of the Company’s accounts receivable as of September 30, 2023. Two customers accounted for approximately 58 percent and 42 percent of the Company’s accounts receivable as of December 31, 2022. Two customers accounted for approximately 74 percent and 26 percent of product revenue during the three months ended September 30, 2023. Two customers accounted for approximately 76 percent and 23 percent of product revenue during the nine months ended September 30, 2023. One customer accounted for approximately 99 percent of product revenue during the three months ended September 30, 2022. One customer accounted for approximately 100 percent of product revenue during the nine months ended September 30, 2022.
Foreign Currency Exchange
Foreign Currency Transaction Risk
The foreign currency transaction risk relates to changes in exchange rates on monetary assets, liabilities, revenues and expenses held at Eiger BioPharmaceuticals Europe Limited. Gains and losses on foreign currency transactions result primarily from monetary assets, liabilities, revenues and expenses denominated in Euro. Aggregated transaction losses for the three and nine months ended September 30, 2023 were $0.2 million and $0.1 million, respectively. The Company expects the foreign currency gain/loss to continue to fluctuate as long as the Company continue to hold monetary assets and liabilities at its subsidiaries in Ireland and England and Wales. Market uncertainty could potentially lead to significant volatility with foreign currency exchange rates, which could result in additional foreign currency gain/loss.
Foreign Currency Translation Risk
The foreign currency translation risk relates to the translation of the foreign consolidated subsidiaries' assets, liabilities, revenues and expenses from the subsidiaries’ functional currency to the U.S. dollar at each reporting date. Fluctuations in exchange rates may impact the amount of assets, liabilities, revenues and expenses reported on the consolidated balance sheets and consolidated statements of operations. The financial statements of the Company’s foreign subsidiaries, which have a functional currency other than the U.S. dollar, are translated into U.S. dollars using a current exchange rate. Gains and losses resulting from this translation are recognized as a foreign currency translation adjustment within accumulated other comprehensive loss, which is a component of stockholders' (deficit) equity and comprehensive income (loss). Aggregate translation gain, net of tax, was $52,000 and $27,000 for the three months and nine months ended September 30, 2023, respectively. There were no translation gains or losses for the three and nine months ended September 30, 2022.
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
The Company had no allowance for credit losses as of September 30, 2023 and December 31, 2022. The Company had no credit losses for the periods presented.
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
3.    Fair Value Measurements
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of September 30, 2023 and December 31, 2022, the carrying amount of cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimated fair value due to their relatively short maturities. Management believes the terms of its long-term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.
There were no transfers into or out of Level 3 of the fair value hierarchy during the periods presented.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value, and summarize the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses (in thousands):

	September 30, 2023
	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	1	$9,553	$—	$—	$9,553
Total cash equivalents		$9,553	$—	$—	$9,553
Debt securities:
U.S. government bonds	2	$11,934	$—	$(14)	$11,920
Total debt securities		$11,934	$—	$(14)	$11,920
Classified as:
Cash equivalents	1				$9,553
Short-term debt securities	2				11,920
					$21,473

	December 31, 2022
	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	1	$11,546	$—	$—	$11,546
Commercial paper	2	3,968	—	—	3,968
Total cash equivalents		$15,514	$—	$—	$15,514
Debt securities:
U.S. government bonds	2	$39,646	$3	$(86)	$39,563
Corporate debt securities	2	28,759	—	(117)	28,642
Commercial paper	2	4,945	—	—	4,945
Total debt securities		$73,350	$3	$(203)	$73,150
Classified as:
Cash equivalents	1 & 2				$15,514
Short-term debt securities	2				73,150
					$88,664
Other than the debt balance as discussed in Note 6, there were no financial liabilities as of September 30, 2023 and December 31, 2022.
During the three and nine months ended September 30, 2023, the Company did not recognize any credit losses. The Company determined that the decline in fair value of debt securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of September 30, 2023. There were unrealized losses of $14,000 as of September 30, 2023, and no unrealized losses have been in the loss position for more than 12 months. However, the Company is planning to hold these securities until maturity and expects to recover the amortized cost basis.

4.    Balance Sheet Components
Inventories
Inventories consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$517	$1,703
Work-in-progress	494	884
Finished goods	94	266
Total inventories, net	$1,105	$2,853
The write downs of inventory were immaterial for the three and nine months ended September 30, 2023. The Company wrote down $1.0 million of inventory for the three and nine months ended September 30, 2022.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Short term deposits	$5,006	$4,542
Prepaid research costs	3,751	2,822
Prepaid contract manufacturing costs	1,659	3,542
Prepaid insurance	604	586
Prepaid marketing	122	753
Other	1,635	1,740
Total prepaid expenses and other current assets	$12,777	$13,985
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Compensation and related benefits	$3,600	$6,167
Contract research costs	3,688	4,188
Product revenue reserves	2,334	1,373
Contract manufacturing costs	922	2,101
Legal fees	187	562
Other	730	1,264
Total accrued liabilities	$11,461	$15,655
5.    Bristol-Meyers Squibb License Agreement
On April 20, 2016, the Company and Bristol-Myers Squibb Company (BMS) entered into a License Agreement (the BMS License Agreement) and a Common Stock Purchase Agreement (the BMS Purchase Agreement).
Under the BMS License Agreement, BMS granted the Company an exclusive, worldwide, license to research, develop, manufacture, and sell products containing PEG-interferon Lambda-1a (peginterferon lambda or the Licensed Product) for all therapeutic and diagnostic uses in humans and animals. The Company is responsible for the development and commercialization of the Licensed Product at its sole cost and expense. The Company paid BMS $2.0 million and issued 157,587 shares of its common stock at an aggregate fair value of $3.2 million in April 2016. The BMS License Agreement also includes development and regulatory milestone payments totaling $61.0 million and commercial sales milestones of up to $128.0 million. The Company is obligated to pay BMS annual net sales royalties in the range of mid-single to mid-teens, depending on net sales levels. In fourth quarter of 2020, the Company recorded a $3.0 million milestone in research and development expense, triggered on successful demonstration of proof of concept, as defined by the BMS License Agreement, in a Phase 2 clinical trial. In March 2022, the Company recorded a $5.0 million milestone expense in research and development, which was related to the initiation of a Phase 3 clinical trial, as defined under the BMS License Agreement.
6.    Debt
Innovatus Term Loan
On June 1, 2022 (Closing Date), the Company entered into a term loan and security agreement (Innovatus Loan) with Innovatus Life Sciences Lending Fund I, LP (Innovatus), providing for up to $75.0 million funded in three tranches with a maturity date of August 31, 2027. The floating per annum interest rate of the Innovatus Loan is equal to the sum of (a) the greater of (i) the Prime Rate published in the Money Rates section of the Wall Street Journal (or any successor thereto) and (ii) 3.5%, plus (b) 3.75%; provided that, at the election of the Borrower, up to 2.25% of such rate shall be payable in-kind until the third anniversary of the closing date. The Company is required to make monthly interest-only payments through July 1, 2027, after which the Company is required to make monthly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. 2.25% of the interest is payable in-kind for the first three years of the term by increasing the principal balance. Prepayments of the loan, in whole or in part, will be subject to an early prepayment fee which ranges between 3% and 0% and declines each year until the third anniversary date of the Closing Date, after which no prepayment fee is required. The Company is also required to pay an exit fee upon any payment or prepayment equal to 6.5% of the aggregate principal amount of the tranches funded under the Innovatus Loan. The Innovatus Loan contains customary representations, warranties, events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse change events, certain cross defaults and judgements, and insolvency, and covenants of the Company and its subsidiaries, including a requirement to maintain a cash balance of not less than 5% of the aggregate principal amount of funded and outstanding loan terms at all times. Should the Company be unable to comply with these covenants or if the Company defaults on any portion of its outstanding borrowings, the lender can also impose a 5% penalty, restrict access to additional borrowings under the loan and security agreement, and accelerate the maturity of the debt to be immediately due and payable. The Company believes it is in compliance with the terms included with the Innovatus Loan. The Innovatus Loan is secured by perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company's intellectual property.
The Company was funded $40.0 million in June 2022 on the Closing Date under Tranche A. The remaining $35.0 million is divided into two tranches (Tranche B and Tranche C). The $17.5 million under each of Tranche B and Tranche C will be available for a period commencing on the later of (a) the first date that the Company achieves certain development and regulatory milestones applicable to each Tranche and (b) November 1, 2022. Both Tranche B and Tranche C draw periods end on the earlier of (a) June 30, 2024 or (b) an event of default. The Company is currently eligible to draw the $17.5 million under Tranche B, but has not done so as of September 30, 2023.
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
In connection with the issuance of the Innovatus Loan, the Company recorded a debt discount of $0.2 million and capitalized debt issuance costs of $1.1 million. The discount and issuance costs will be amortized over the life of the loan. Interest expense for the Innovatus Loan for the three and nine months ended September 30, 2023 was $1.4 million and $4.0 million, respectively, and is inclusive of non-cash amortization of the debt discount and debt issuance costs and accretion of final payment. The carrying amount of the Innovatus Loan approximates fair value. The effective interest rate for the Innovatus Loan was 13.84% as of September 30, 2023.
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
The Company accounts for the amortization of the debt discount utilizing the effective interest method. Debt and unamortized discount balances are as follows (in thousands):

	September 30, 2023	December 31, 2022
Face value of debt	$41,218	$40,531
Exit fee	2,600	2,600
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(3,084)	(3,506)
Total debt, net	$40,734	$39,625
7.    Common Stock
The Company had reserved shares of common stock for issuance as follows:

	September 30, 2023	December 31, 2022
Options issued and outstanding	7,335,274	6,143,183
Options available for future grants	3,359,214	1,976,460
Restricted and performance stock units outstanding	219,562	641,407
Shares available for issuance under ESPP	736,371	788,057
Shares available for issuance under 2021 Inducement Plan	702,600	380,000
Total	12,353,021	9,929,107
8.    Stock-Based Compensation
In June 2016, the Company’s Board of Directors adopted and in August 2016 the Company’s stockholders approved the Amended and Restated 2013 Equity Incentive Plan (Restated 2013 Plan). As of September 30, 2023, there were 3,359,214 shares available for grant under the Restated 2013 Plan.
During the second quarter of 2021, the Company approved the 2021 Inducement Plan to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of September 30, 2023, there were 702,600 shares remaining and available to be issued under the 2021 Inducement Plan.
Awards Modification
On February 6, 2023, the Company entered into a separation agreement and general release with David Cory, the Company's former President and CEO. Pursuant to the separation agreement, 50% of Mr. Cory's unvested equity awards were accelerated to vest on the date the separation agreement was executed. Additionally, the exercise period for Mr.

Cory's vested awards was extended, including his accelerated awards. The stock compensation recognized related to these modifications was $0 and $0.9 million for the three and nine months ended September 30, 2023, which is reflected in selling, general and administrative expenses.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$650	$856	$2,001	$2,301
Selling, general and administrative	388	1,366	2,324	4,176
Total	$1,038	$2,222	$4,325	$6,477
As of September 30, 2023, the total unrecognized compensation expense related to unvested options was $6.2 million, which the Company expects to recognize over an estimated weighted average period of 2.7 years.
9.    Income Taxes
The Company’s provision for income taxes was approximately $0 and $4,000 for the three and nine months ended September 30, 2023, respectively, with an effective tax rate of (0.01)% for the nine months ended September 30, 2023. The Company’s provision for income taxes was approximately $0 and $26,000 for the three and nine months ended September 30, 2022, respectively, with an effective tax rate of (0.04)% for the nine months ended September 30, 2022. The effective tax rate in each period differs from the U.S. statutory tax rate primarily due to the valuation allowances on the Company’s deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The tax expense recorded for the three and nine months ended September 30, 2023 relates to state taxes.
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
The maturities of the Company’s operating lease liabilities as of September 30, 2023 were as follows (in thousands):

Undiscounted lease payments	September 30, 2023
Remaining in 2023	$124
2024	84
2025	1
Total undiscounted payments	209
Less: imputed interest	4
Present value of future lease payments	205
Less: current portion of operating lease liabilities	205
Operating lease liabilities	$—
Rent expense recognized for the Company’s operating leases was $0.1 million for the three months ended September 30, 2023 and 2022, and $0.4 million for the nine months ended September 30, 2023 and 2022. Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments for the operating leases were $23,000 for the three months ended September 30, 2023 and 2022, and $0.1 million for the nine months ended September 30, 2023 and 2022.
The operating cash outflows for the operating lease liabilities were $0.4 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the weighted-average remaining lease terms were 0.4 years and 1.2 years, and weighted-average discount rates were 12.81% and 12.82%, respectively.
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
11.    Net Loss Per Share
Basic net loss per share of common stock is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Since the Company was in a loss position for the three and nine months ended September 30, 2023 and 2022, diluted net loss per share is the same as basic net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Dilutive potential common stock equivalents include the assumed exercise, vesting and issuance of employee stock awards using the treasury stock method.
The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	7,335,274	6,876,679	7,335,274	6,876,679
Restricted and Performance stock units (unvested)	219,562	753,356	219,562	753,356
ESPP	252,922	85,110	252,922	85,110
Total	7,807,758	7,715,145	7,807,758	7,715,145
12.    Subsequent Events
In preparing the condensed consolidated financial statements as of September 30, 2023, the Company evaluated subsequent events for recognition and measurement purposes through the filing date of this Quarterly Report on Form 10-Q. The

Company concluded that no events or transactions have occurred that require disclosure in the accompanying condensed consolidated financial statements.

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
Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements In some cases, forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to, among other things, our future plans, objectives, strategic partnering options for our virology assets, expectations, intentions, the potential for our programs, the timing of our clinical trials and financial performance and our ability to fund our planned operations, and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q in Part II, Item 1A — “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this Quarterly Report on Form 10-Q, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.
Overview
In June 2023, in connection with an extensive portfolio prioritization review, we announced that the Company is focusing its clinical development efforts on advancing avexitide in hyperinsulinemic hypoglycemia (HH) indications. We will continue to commercialize Zokinvy for the treatment of Hutchinson-Gilford progeria syndrome (HGPS) and processing-deficient progeroid laminopathies (PL). In addition, we are evaluating strategic partnering options for our virology assets, lonafarnib and peginterferon lambda. During 2023, we have also undertaken certain cost savings initiatives, including a 43% reduction in workforce to date and efforts to reduce out-of-pocket spending related to our hepatitis delta (HDV) development program. In June 2023, we also announced that we had appointed David Apelian, MD, PhD, MBA, who had served as interim CEO since December 2022, as our next CEO.
Our lead product candidate, avexitide, is a well characterized, first-in-class glucagon-like peptide-1 (GLP-1) antagonist and is in development for the treatment of post-bariatric hypoglycemia (PBH) and other form of hyperinsulinemic hypoglycemia (HH) arising after gastrointestinal surgeries. These disorders are characterized by exaggerated secretion of GLP-1 after meals, dysregulated secretion of insulin, and a rapid drop in blood sugar. Avexitide is the only drug in development for PBH with Breakthrough Therapy designation by the U.S. Food and Drug Administration (FDA). Avexitide is also in development for congenital hyperinsulinism (HI), an ultra-rare, life-threatening, pediatric disorder of persistent hypoglycemia that results in irreversible brain damage in up to 50% of children with the condition. Avexitide has completed Phase 2 for both PBH and HI, and Phase 3 study start-up activities for PBH have been initiated. In connection with our Phase 3 start-up activities, we have observed low levels of product-related impurities in the finished drug product. Although not unusual for this class of compounds, we are working with our Contract Manufacturing Organizations (CMOs) to control these materials to ensure that an adequate supply of materials with a sufficient shelf-life can be released for Phase 3 studies.

On November 20, 2020, the FDA approved our first commercial product, Zokinvy, to reduce the risk of mortality of HGPS and for treatment of processing-deficient PL with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations. Collectively known as progeria, these are ultra-rare and rapidly fatal genetic conditions of accelerated aging in children. On July 20, 2022, we announced that the EC granted MA under exceptional circumstances for Zokinvy for the treatment of progeria through the centralized procedure. The MA is valid for 5 years from date of authorization in all 27 EU member states plus Iceland, Liechtenstein, and Norway and is subject to annual reassessment of the benefit/risk profile based on the requirements set forth in the MA under exceptional circumstances. In May 2022, the Pharmaceutical Division at The Ministry of Health of Israel granted regulatory approval for Zokinvy in Israel. In August 2022, marketing authorization of Zokinvy was granted by the UK's Medicine and Healthcare products Regulatory Agency (MHRA) as part of the UK's European Commission Decision Reliance Procedure.
We commercially launched Zokinvy in the U.S. in January 2021 and in Europe in November 2022 and started to record product revenue in the first quarter of 2021. Our first European sales were recognized in the fourth quarter of 2022.
We continue to evaluate strategic partnering options for our virology assets: lonafarnib, a first-in-class, oral prenylation inhibitor, and peginterferon lambda, a potential first-in-class interferon.
For lonafarnib, in June 2023, we completed and reported end of study data from the single, pivotal Phase 3 D-LIVR study in patients with chronic HDV. The end of treatment Week 48 data demonstrated that the primary endpoint was achieved in both the oral and combination lonafarnib treatment arms. 24-week post-treatment data demonstrated that both lonafarnib arms showed a statistically significant difference in composite response rate compared to placebo. Our pre-New Drug Application (pre-NDA) meeting with FDA was supportive of a potential path to an NDA approval for both oral and combination lonafarnib regimens as finite therapies.
For peginterferon lambda, in September 2023, we announced our decision to discontinue the Phase 3 LIMT-2 study of peginterferon lambda in patients with chronic HDV. The decision was based on the recommendation of the Data Safety Monitoring Board (DSMB) for the study following its quarterly safety review. In a communication dated September 7, 2023, the DSMB recommended the discontinuation of the LIMT-2 study due to observations of four patients with hepatobiliary events that resulted in liver decompensation. Potential remains for peginterferon lambda for development in hepatitis B virus (HBV), respiratory diseases such as COVID-19 and influenza, as well as other virology indications.
We have historically incurred operating losses in each year since inception, and we expect to incur losses for the foreseeable future. We had a net loss of $18.0 million and $27.1 million for the three months ended September 30, 2023 and 2022, respectively. We had a net loss of $61.5 million and $71.6 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $498.7 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.
We expect to incur significant expenses and increasing operating losses for at least the next several years as we initiate and continue the clinical development of, and seek regulatory approval for, and potentially commercialize our product candidates, which will require the addition of new personnel and upgrades to our information technology systems. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve additional regulatory approvals. We have completed a program prioritization assessment and are executing on a strategy with a focus on enhancing long-term shareholder value.
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
The largest component of our operating expenses has historically been the investment in clinical trials, including contract manufacturing arrangements, clinical trial material related costs and other research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product candidates:
Avexitide	$1,726	$3,254	$4,522	$6,976
Lonafarnib	4,826	6,877	18,968	19,385
Peginterferon lambda	4,080	6,964	12,835	17,359
Internal research and development costs	3,936	5,103	14,392	13,041
Total research and development expense	$14,568	$22,198	$50,717	$56,761
We expect research and development expenses will continue to be significant and may increase in the future as we attempt to advance our product candidates into and through later stage clinical trials and pursue regulatory approvals, which will require a significant investment in regulatory support and contract manufacturing and clinical trial material related costs. In addition, in the future we may evaluate opportunities to acquire or in-license other product candidates and technologies, which may result in higher research and development expenses due to license fees and/or milestone payments.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities revenues, and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. There were no material changes to our critical accounting policies and estimates as disclosed in our 2022 Annual Report on Form 10-K filed with SEC on March 17, 2023.
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		$ Change	% Change
	2023	2022
Product revenue, net	$3,209	$4,024	$(815)	(20)%
Total revenue	3,209	4,024	(815)	(20)%
Costs and operating expenses:
Cost of sales	115	1,231	(1,116)	(91)%
Research and development	14,568	22,198	(7,630)	(34)%
Selling, general and administrative	5,454	6,964	(1,510)	(22)%
Total costs and operating expenses	20,137	30,393	(10,256)	(34)%
Loss from operations	(16,928)	(26,369)	9,441	(36)%
Interest expense	(1,412)	(1,092)	(320)	29%
Interest income	485	347	138	40%
Other (expense) income, net	(175)	3	(178)	*
Net loss	$(18,030)	$(27,111)	$9,081	(33)%
*Percentage not meaningful.

Product revenue, net
Product revenue, net decreased by $0.8 million for the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to a $1.6 million decrease in U.S. sales. It was partially offset by an increase of $0.8 million in France ATU sales compared to no such sales for the same period in 2022.
Cost of sales
Cost of sales decreased by $1.1 million for the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to a non-conforming batch of inventory that was written off during the three months ended September 30, 2022.
Research and development expenses
Research and development expenses decreased by $7.6 million for the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to a decrease of $6.0 million in clinical and contract manufacturing expenditures consisting of a $5.5 million decline in manufacturing costs for peginterferon lambda and avexitide and a $0.5 million decrease in clinical costs related to the LNF-011 study, a $1.1 million decrease in compensation and personnel related expense due to a decrease in headcount, and a $0.3 million decrease in outside services across programs including consulting and advisory services due to a decline in spending on peginterferon lambda programs.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $1.5 million for the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to a $1.0 million decrease in compensation and personnel related expense, including stock-based compensation, due to a decrease in headcount, and a $0.4 million decrease in outside services, including consulting, advisory and accounting services.
Interest expenses
Interest expense increased by $0.3 million for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to an increase in the outstanding principal balance and increase in the effective interest rate of our Innovatus Loan entered into in June 2022.
Interest income
Interest income increased by $0.1 million for the three months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to an increase in interest rates.
Other (expense) income, net
Other (expense) income, net decreased by $0.2 million for the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to foreign currency transaction loss from the significant volatility of the foreign currency exchange rates.

Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
Product revenue, net	$11,720	$10,038	$1,682	17%
Other revenue	250	750	(500)	(67)%
Total revenue	11,970	10,788	1,182	11%
Costs and operating expenses:
Cost of sales	(77)	1,492	(1,569)	(105)%
Research and development	50,717	56,761	(6,044)	(11)%
Selling, general and administrative	20,502	20,804	(302)	(1)%
Total costs and operating expenses	71,142	79,057	(7,915)	(10)%
Loss from operations	(59,172)	(68,269)	9,097	(13)%
Interest expense	(4,040)	(2,912)	(1,128)	39%
Interest income	1,856	613	1,243	203%
Other (expense) income, net	(149)	(1,044)	895	(86)%
Loss before provision for income taxes	(61,505)	(71,612)	10,107	(14)%
Provision for income taxes	4	26	(22)	(85)%
Net loss	$(61,509)	$(71,638)	$10,129	(14)%
Product revenue, net
Product revenue, net increased by $1.7 million for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to $1.3 million from product sales in Germany compared to no such sales for the same period in 2022 and an increase of $1.4 million in sales under the ATU program in France during the period. It was partially offset by a decrease of $1.1 million in U.S. sales.
Other revenue
Other revenue decreased by $0.5 million for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to the timing of certain upfront payments received under the terms of the MDA with AnGes.
Cost of sales
Cost of sales decreased by $1.6 million for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to a non-conforming batch of inventory that was written off during the nine months ended September 2022 and a reversal of an inventory accrual related to a non-conforming batch of product where we were notified in June 2023 that we were no longer obligated to pay for such product.
Research and development expenses
Research and development expenses decreased by $6.0 million for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to a $5.0 million decrease in milestone expenses related to the Phase 3 LIMT-2 study of peginterferon lambda for HDV under our License Agreement with Bristol-Myers Squibb Company, which occurred in March 2022, a $1.8 million decrease in outside services across programs including consulting and advisory services due to a decline in spending on peginterferon lambda programs and a $0.3 million decrease in clinical and contract manufacturing expenditures. It was partially offset by a $0.7 million increase in compensation and personnel related expenses, including severance payouts for terminated employees, and a $0.3 million increase in regulatory expenses.

Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $0.3 million for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to a $0.9 million decrease in compensation and personnel related expense including stock-based compensation, due to a decrease in headcount and a $0.2 million decrease in sales and marketing. It was partially offset by a $0.8 million increase in outside services, including consulting, advisory and technical accounting services, as well as legal fees due to ongoing litigation and outsourced legal activities.
Interest expenses
Interest expense increased by $1.1 million for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to an increase in the outstanding principal balance and increase in the effective interest rate of our long-term borrowings related to the Innovatus Loan.
Interest income
Interest income increased by $1.2 million for the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to an increase in interest rates.
Other (expense) income, net
Other (expense) income, net change of $0.9 million for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to a loss on early extinguishment of the Oxford Loan in June 2022.
Provision for income taxes
Provision for income taxes decreased by $22,000 compared to the same period in 2022. The change was primarily due to tax expense related to state taxes.
Liquidity and Capital Resources
Sources of Liquidity
As of September 30, 2023, we had $39.4 million of cash, cash equivalents and short-term debt securities, comprised of $27.5 million of cash and cash equivalents and $11.9 million of short-term debt securities available-for-sale, and an accumulated deficit of $498.7 million.
On June 1, 2022, we entered into the Innovatus Loan with Innovatus, providing for up to $75.0 million funded in three tranches with a maturity date of August 31, 2027. We were funded $40.0 million in June 2022 at the closing, of which approximately $33.5 million was used to pay off loans outstanding under the Oxford Loan. We recorded a loss of $1.1 million on early extinguishment of the debt which was recognized as a component of Other (expense) income, net in the consolidated statement of operations and comprehensive loss. As part of the agreement with Innovatus, we are required to maintain a cash balance of not less than 5% of the aggregate principal amount of funded and outstanding term loans at all times. We are currently eligible to draw the $17.5 million under Tranche B, and have not done so as of September 30, 2023.
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
On March 25, 2022, we entered into an Open Market Sale AgreementSM with Jefferies, pursuant to which we can sell up to a maximum of $50.0 million of our common stock in offerings that are deemed “at the market” offerings as defined in Rule 415 under the Securities Act, under Eiger’s currently effective shelf registration statement (the 2022 ATM Facility). In April 2022, we completed offerings from the 2022 ATM facility for a total of 2,686,288 shares of our common stock resulting in net proceeds of $20.8 million, after deducting commissions costs. No additional offerings have been completed since April 2022. As of September 30, 2023, there was approximately $28.7 million remaining under the 2022 ATM Facility for future issuance. We have not sold shares under the 2022 ATM Facility during 2023. The registration statement registering the offer and sale of shares pursuant to the 2022 ATM Facility is set to expire in December 2023, and there can be no assurance that we will be able to register future offers or sales under the 2022 ATM Facility. To the extent that the Company raises additional capital through the sale of equity, including pursuant to the 2022 ATM Facility and offerings of debt or other securities convertible into equity, stockholder ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. In addition, based on our public float as of the filing of this Quarterly Report on Form 10-Q, we are only permitted to file a shelf registration statement subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75.0 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules.
Based on our recurring losses from operations incurred since inception, expectation of continuing operating losses and negative cash flows for the foreseeable future, and need to raise additional capital to finance our future operations, management has concluded that there is substantial doubt regarding Eiger's ability to continue as a going concern beyond twelve months after the date that our condensed consolidated financial statements are issued.
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
Our primary uses of capital are, and we expect will continue to be, funding the development of our avexitide product candidates, sales and marketing costs for commercialization of Zokinvy, compensation and related expenses, operational, manufacturing, financial, and management personnel, and costs associated with operating as a public company. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates. We have reduced our workforce by 43% to date and have reduced out-of-pocket spending related to our HDV development program in an effort to extend our cash runway. We are actively seeking additional capital to fund losses from operations and capital funding needs through public or private equity offerings and/or debt financings, including through potential additional collaborations or strategic partnerships with other companies, or through a combination of the foregoing. As a result of economic conditions, general global economic uncertainty, political change and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. The sale of additional equity, including pursuant to the 2022 ATM Facility, or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to delay, make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(60,594)	$(60,763)
Net cash provided by (used in) investing activities	62,229	(12,165)
Net cash provided by financing activities	34	77,015
Effect of foreign exchange on cash and cash equivalents	34	—
Net increase in cash and cash equivalents	$1,703	$4,087

Cash flows from operating activities
Cash used in operating activities for the nine months ended September 30, 2023 was $60.6 million, which primarily consisted of a net loss of $61.5 million, stock-based compensation expense of $4.3 million, non-cash interest expense of $1.1 million, amortization of debt securities discount of $1.0 million, reduction in the carrying amount of right-of-use assets of $0.4 million and depreciation and amortization of $0.2 million. Additionally, cash used in operating activities reflected changes in net operating assets due to a decrease of $8.8 million in accounts payable and accrued liabilities primarily due to the timing of payments, a decrease of $0.4 million in operating lease liabilities, partially offset by a decrease of $2.3 million in inventories, a decrease of $2.0 million in other assets, a decrease of $0.4 million in prepaid expenses and other current assets and a decrease of $0.4 million in accounts receivable.
Cash used in operating activities for the nine months ended September 30, 2022 was $60.8 million, which primarily consisted of a net loss of $71.6 million, stock-based compensation expense of $6.5 million, loss on extinguishment of long-term debt of $1.1 million, inventory write down of $1.0 million, non-cash interest expense of $0.9 million, amortization of debt securities discount of $0.7 million, amortization of operating lease right-of-use assets of $0.4 million and depreciation and amortization of $0.2 million. Additionally, cash used in operating activities reflected changes in net operating assets due to an increase of $4.1 million in accounts payable and accrued liabilities, primarily due to the timing of payments, and a decrease of $0.1 million in accounts receivable, partially offset by an increase of $2.2 million in prepaid expenses and other current assets, an increase of $0.9 million in inventories, an increase of $0.6 million in other assets, and a decrease of $0.5 million in operating lease liabilities.
Cash flows from investing activities
Cash provided by investing activities for the nine months ended September 30, 2023 was $62.2 million, primarily consisting of $81.9 million of proceeds from maturities of debt securities, which were partially offset by $19.4 million of purchases of debt securities and $0.2 million of purchases of property and equipment.
Cash used in investing activities for the nine months ended September 30, 2022 was $12.2 million, primarily consisting of $55.5 million of purchases of debt securities, which were partially offset by $43.5 million of proceeds from maturities of debt securities.
Cash flows from financing activities
Cash provided by financing activities for the nine months ended September 30, 2023 was $34,000, primarily consisting of $56,000 proceeds from issuance of common stock upon ESPP purchases, which were partially offset by $22,000 payment of common stock offering costs.
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
Contractual Obligations and Other Commitments
Our contractual obligations as of September 30, 2023 have not materially changed from what we presented in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 17, 2023.
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
Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of September 30, 2023, the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
None.
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
•We are a commercial-stage biopharmaceutical company with multiple product candidates in clinical development and a limited operating history. We have incurred net losses each year since our inception. We have one U.S. Food and Drug Administration (FDA) and European Medicines Agency (EMA)-approved product for commercial sale, Zokinvy, and prior to 2021, have never generated any product revenue and may never be profitable.
•We cannot give any assurance that we will generate data for our current lead product candidate avexitide or any other candidate sufficient to receive regulatory approval, and without regulatory approval we will not be able to market such products.
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
•Zokinvy sales reflect utilization of the product in the ultra-rare conditions of Hutchinson-Gilford progeria syndrome (HGPS) and processing-deficient progeroid laminopathies (PL) among a small number of patients, and thus sales volume may fluctuate over time due to the inherent mortality in these serious diseases.
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
•We are currently conducting and will continue to conduct clinical trials for our product candidates outside the United States, which could expose us to risks that could have a material adverse effect on our business, including conflicts in the Middle East and risks in connection with the actions taken by the Russian Federation in Ukraine and surrounding areas.
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
•The proposals to revise the European legislation on pharmaceuticals lead to uncertainties over the regulatory framework that will be applicable to medicinal products in the EU, including orphan medicinal products.
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
•If we fail to maintain or regain compliance with the listing standards of Nasdaq, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock and our ability to raise additional capital.

Risks Related to our Financial Condition, Integration and Capital Requirements
We have incurred losses since our inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future. We will require substantial additional capital to achieve our goals.
We are a commercial-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the three months ended September 30, 2023 and 2022, we reported a net loss of $18.0 million and $27.1 million, respectively. For the nine months ended September 30, 2023 and 2022, we reported a net loss of $61.5 million and $71.6 million, respectively. As of September 30, 2023, we had an accumulated deficit of $498.7 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ (deficit) equity and working capital.
Based on our recurring losses from operations incurred since inception, expectation of continuing operating losses and negative cash flows for the foreseeable future, and need to raise additional capital to finance our future operations, management has concluded that there is substantial doubt regarding Eiger's ability to continue as a going concern for beyond twelve months after the date that our condensed consolidated financial statements are issued. In addition, we may not be able to access a portion of our existing cash, cash equivalents and short-term securities due to market and other conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (FDIC) was appointed receiver of Silicon Valley Bank (SVB), where we maintain an operating account with a balance that exceeded the FDIC insurance limit. On March 12, 2023, the U.S. Treasury Department, the Federal Reserve and the FDIC jointly announced enabling actions that fully protect all depositors of SVB and that such depositors would have access to all of their funds starting March 13, 2023. On March 26, 2023, the FDIC announced that First Citizens BancShares would acquire the commercial banking business of SVB. Although the cash in our accounts at Silicon Valley Bank did not impact our operations, we cannot be certain that future market corrections or other conditions will not impact our ability to access our cash, cash equivalents and short-term securities. We continue to maintain an operating account at SVB and have begun measures to reduce our deposit concentration risk. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and short-term securities may be threatened.
In addition, we will continue to require substantial additional capital to continue our clinical development, manufacturing and regulatory approval efforts and potential commercialization activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amounts and timing of our future funding requirements will depend on many factors, including our ability to achieve regulatory approval and the pace and results of our clinical development efforts. While we are actively seeking additional capital to fund losses from operations and capital funding needs through public or private equity offerings and/or debt financings, through potential additional collaborations or strategic partnerships with other companies, or through a combination of the foregoing, additional funds may not be available when we need them on terms that are favorable to us, or at all. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates.
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
•undertake the scale up and commercial manufacturing or have manufactured our product candidate;
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
The Innovatus Loan provides for up to $75.0 million in term loans due on August 31, 2027, of which $40.7 million in principal is outstanding as of September 30, 2023. All of our current and future assets, secure our borrowings under the Innovatus Loan. The Innovatus Loan requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us.

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
With respect to potential commercial products, we currently have one product candidate, avexitide, that has completed Phase 2 for PBH and HI. Phase 3 study start-up activities for avexitide in PBH have been initiated. It may be years before our studies are completed, and new studies are initiated, if at all.
We provide our geographically diverse clinical sites with good clinical practice protocols. We review and monitor the execution of our protocols at our various sites in an effort to understand those protocols are being followed. There can be no assurance that the data we develop for our product candidates in our planned indications will be sufficient or complete enough to obtain regulatory approval. Likewise, there can be no assurance that the data obtained from foreign clinical trial sites in studies not conducted under an investigational new drug, or IND, application will be accepted in support of an application for regulatory approval or authorization for use in the U.S. Similarly, data obtained from foreign clinical trial sites may not be accepted by other foreign regulatory authorities in support of an application for regulatory approval or authorization for use in these jurisdictions.We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our current product candidates. We cannot be certain that any of our product candidates will be successful in clinical studies or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical studies. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.
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
Approval of an NDA or a BLA is not guaranteed, and the approval process is an expensive and uncertain process that may take several years. The FDA and foreign regulatory entities also have substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. Data are subject to varying interpretation and the FDA may not agree that our clinical data support that any of our product candidates are safe and effective for the proposed therapeutic use. Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage, and we could encounter problems that require us to repeat or perform additional preclinical studies or clinical trials or generate additional chemistry, manufacturing and controls data, including product stability data. In previous studies, ECG abnormalities were observed in our lonafarnib program. In addition, our Phase 3 LIMT-2 study of peginterferon lambda in patients with chronic HDV was terminated due to observations of hepatobiliary events that resulted in liver decompensation. The decision was based on the recommendation of the study's Data Safety Monitoring Board and FDA following a safety review. The FDA and similar foreign authorities could delay, limit or deny approval of a product candidate, and may ultimately approve the product for narrower indications or with unfavorable labeling that would impede our commercialization of the product.
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
Our business strategy is based upon obtaining and maintaining Orphan Drug designation for our products candidates, which is an uncertain process. The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, and inherently unpredictable. If we are unable to obtain or maintain Orphan Drug designation or regulatory approval for our product candidates, our business would be substantially harmed.
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
Our avexitide compound has received Rare Pediatric Disease (RPD) designation from the FDA for the treatment of congenital hyperinsulinism (HI). The FDA defines a “rare pediatric disease” as a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect patients under the age of 18 years, that is, a disease or condition that affects fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the product in the United States will be recovered from sales in the United States for that drug or biological product. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease product for which the voucher was awarded is not marketed in the U.S. for at least 12 months following the date of approval. In addition, the priority review voucher is only awarded to an NCE, thus if a compound is approved first for an indication that is not a rare pediatric disease the compound may not be eligible to receive the voucher. While we obtained and sold the priority review voucher issued upon approval of Zokinvy to reduce the risk of mortality in HGPS, and for treatment of PL with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, there can be no assurance that we will be successful in obtaining approval for avexitide for the treatment of HI, or that a priority review voucher will be issued at the time of any such approval.
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
Our lonafarnib-based regimens for the treatment of HDV has completed Phase 3 studies with endpoints intended to support accelerated approval. The primary endpoint for the D-LIVR study, the Phase 3 study of lonafarnib-based regimens, is a composite of a > 2 log reduction in HDV RNA and ALT normalization at end of 48 weeks of treatment and is intended to support accelerated approval. The study endpoints were previously achieved in Phase 2 studies and are consistent with

FDA guidance on the development of treatments for HDV. While these proposed endpoints are designed to be consistent with FDA guidance, there is no assurance that approval will be granted on a timely basis, or at all. FDA may disagree that the design of, or results from, our studies support accelerated approval. Additionally, the FDA could require us to conduct further studies or trials prior to granting approval of any type, including by determining that approval through the Accelerated Approval Program is not appropriate and that our clinical trials may not be used to support approval through the conventional pathway. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. There also can be no assurance that after subsequent FDA feedback we will continue to pursue approval through the Accelerated Approval Program. A failure to obtain approval through the Accelerated Approval Program could result in a longer time period to obtain approval of our product candidates, could increase the cost of their development, could delay our ability to commercialize our products and could significantly harm our financial position and competitive position in the marketplace.
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
Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of preclinical studies and early clinical studies of our product candidates may not be predictive of the results of larger, later-stage controlled clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. Our clinical studies to date have been conducted on a small number of patients in limited numbers of clinical sites and in academic settings or for other indications. We will have to conduct larger, well-controlled studies in our proposed indications to verify the results obtained to date and to support any regulatory submissions for further clinical development. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical studies. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase 2, Phase 3, or other clinical studies we have conducted or may conduct will demonstrate consistent or adequate safety, efficacy, purity and/or potency with respect to the proposed indication for use sufficient to obtain regulatory approval to receive regulatory approval or market our product candidates. For example, in September 2023, we announced our decision to discontinue the Phase 3 LIMT-2 study of peginterferon lambda in patients with chronic HDV. The decision was based on the recommendation of the Data Safety Monitoring Board (DSMB) for the study following its quarterly safety review. In a communication dated September 7, 2023, the DSMB recommended, and FDA agreed, to the discontinuation of the LIMT-2 study due to observations of four patients with hepatobiliary events that resulted in liver decompensation.

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
FDA may also modify or enhance trial requirements which may affect enrollment. In August 2023, FDA published a guidance document, Informed Consent, Guidance for IRBs, Clinical Investigators, and Sponsors, which supersedes past guidance and finalizes draft guidance on informed consent. FDA’s new guidance presents evolving requirements for informed consent which may effect recruitment and retention of patients in clinical trials. Effects on recruitment and retention of patients may hinder or delay a clinical trial and could cause a significant setback to an applicable program.
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
•feasibility of continuous trial execution in countries impacted by war, geopolitical conflict and other humanitarian crises, including conflicts in the Middle East;
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
The COVID-19 Public Health Emergency (PHE) expired in the U.S. and, while we intend to pursue similar temporary use authorizations in non-U.S. jurisdictions, we may not be able to receive such authorizations from foreign regulatory agencies. If we do receive a similar temporary use authorization, absent a full marketing authorization for that indication, our ability to sell our products may be limited.
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
Our avexitide product candidate has been studied in over 70 PBH patients and 39 HI patients, and the most common adverse events are injection site bruising/reaction, headache, diarrhea, nausea and dizziness. There is no guarantee that additional or more severe side effects will not be identified through other clinical studies of avexitide.
Our lonafarnib product candidate has been studied in thousands of oncology patients, and the most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), weight loss, fatigue and rash. Use of Zokinvy to reduce the risk of mortality in HGPS, and for treatment of processing-deficient progeroid laminopathies with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, has been reported to cause ECG abnormalities, but these ECG abnormalities have not resulted in a risk of mortality for these patients. There is no guarantee that additional or more severe side effects or other properties will not be identified through other clinical studies of lonafarnib.
For example, in September 2023, we announced our decision to discontinue the Phase 3 LIMT-2 study of peginterferon lambda in patients with HDV. The decision was based on the recommendation of the Data Safety Monitoring Board (DSMB) for the study following its quarterly safety review. In a communication dated September 7, 2023, the DSMB recommended, and FDA agreed, to the discontinuation of the LIMT-2 study due to observations of four patients with hepatobiliary events that resulted in liver decompensation. There is no guarantee that additional or more severe side effects will not be identified through future clinical studies for other uses of peginterferon lambda. Undesirable side effects, other properties, and negative results for other indications may negatively impact the development and potential for approval of our product candidates for our proposed indications.
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

If any of our relationships with investigators or third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs in a timely manner or do so on commercially reasonable terms. In addition, our CROs may not prioritize our clinical studies relative to those of other customers and any turnover in personnel or delays in the allocation of CRO employees by the CRO may negatively affect our clinical studies. If investigators or CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, our clinical studies may be delayed or terminated, and we may not be able to meet our current plans with respect to our product candidates. CROs may also involve higher costs than anticipated, which could negatively affect our financial condition and operations. In addition, we do not currently have, nor do we plan to establish, the capability to manufacture product candidates for use in the conduct of our clinical studies or in support of our commercialization of potential products, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale without the use of third-party manufacturers. We plan to rely on third-party manufacturers and their responsibilities will include purchasing from third-party suppliers the materials necessary to produce our product candidates for our clinical studies and regulatory approval. There are expected to be a limited number of suppliers for the active ingredients and other materials that we expect to use to manufacture our product candidates, and we may not be able to identify alternative suppliers to prevent a possible disruption of the manufacture of our product candidates for our clinical studies, and, if approved, ultimately for commercial sale. Although we generally do not expect to begin a clinical study unless we believe we have a sufficient supply of a product candidate to complete the study, any significant delay or discontinuity in the supply of a product candidate, or the active ingredient or other material components in the manufacture of the product candidate, could delay completion of our clinical studies and potential timing for regulatory approval of our product candidates, which would harm our business and results of operations. For example, in connection with Phase 3 start-up activities for avexitide, we observed low levels of product-related impurities in the finished drug product. Although not unusual for this class of compounds, we are working with our CMOs to control these impurities to a level agreed by FDA, and to ensure that an adequate supply of materials with a sufficient shelf-life can be released for Phase 3 studies. In the longer term, the impurities will be fully tox qualified to a higher level, and the product specifications will be updated to allow for a suitable commercial shelf-life.
With respect to our lonafarnib program, we procured an inventory of product from Merck to supply our initial clinical study needs. In 2016, we transferred the manufacturing of drug substance and drug product to our third-party contractors. The material used for ongoing progeria clinical studies, expanded access program, and commercial Zokinvy supply are sourced from CMOs. These same vendors are currently under development for commercial qualification. Materials used for our avexitide clinical trials are also sourced from CMOs. Our vendors have successfully made GMP batches for our clinical studies, however, our trials could be delayed if quality, stability, or other issues occur in relation to the manufacture of any unique batch. If these CMOs are not able to provide us with sufficient quantities of product for our clinical trials or in support of our commercialization of potential products on a timely basis, or at all, whether due to production shortages or other supply interruptions resulting from any delay, our clinical trials or regulatory approval may be delayed, or could impair our ability to generate revenue from the sale of such product candidate.
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
We focus our product development principally on treatments for rare and ultra-rare diseases. Given the small number of patients who have the diseases that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidate. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. For example, although we believe that data associated with avexitide are supportive of activity in PBH, there can be no assurance that our clinical trials will successfully address this condition. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Moreover, we expect that the sales of Zokinvy to patients with progeria will have limited profits given the ultra-rare nature of these diseases.
We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are similar, more advanced, or more effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.
The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies that may compete with our product candidates. For example, we have competitors both in the United States and internationally, including multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include Recordati, MBX Bioscience, Vogenx, Zealand Pharmaceuticals, Rezolute, Hanmi Pharmaceutical, and Crinetics Pharmaceuticals as well as other smaller companies or biotechnology start-ups and large multinational pharmaceutical companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring, or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization, and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.
Although we commercially launched Zokinvy following its FDA approval, we have limited marketing and sales experience outside the U.S. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.
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
We, independently or together with our licensors, have filed several patent applications covering various aspects of our product candidates. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced. Although we have licensed a number of patents covering methods of use and certain compositions of matter, we do not have complete patent protection for our product candidates. For example, in connection with our arbitration with The Progeria Research Foundation, Inc. (PRF) asserting two claims under a May 15, 2018 Collaboration and Supply Agreement with PRF, PRF is indirectly challenging the validity of our in-license of certain patents covering the methods of treating HGPS and progeroid laminopathies. Likewise, most of the patents or applications covering products that we have licensed in from Stanford have limited protection outside of the United States. Therefore, a competitor could develop the same or similar product that may compete with our product candidate.
Certain of our product licenses are limited to specified indications or therapeutic areas which may result in the same compound being developed and commercialized by a third party whom we have no control over or rights against. This may result in safety data, pricing or off-label uses from that third party’s product that may negatively affect the development and commercialization of our product candidates. If we cannot obtain and maintain effective protection of exclusivity from our regulatory efforts and intellectual property rights, including patent protection, for our product candidates, we may not be able to compete effectively, and our business and results of operations would be harmed.
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
In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidates' discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.
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

We may not be successful in meeting our diligence obligations under our existing license agreements necessary to maintain our product candidates' licenses in effect. In addition, if required in order to commercialize our product candidates, we may be unsuccessful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.
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
Competitors may infringe our patents or the patents of our licensors. Although we are not currently involved in any intellectual property litigation, if we or one of our licensing partners were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidates is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.
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
Since the IRA was enacted, CMS has taken various steps to implement the drug pricing provisions of the law. This includes releasing a list of 43 Medicare Part B products that had an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA for the time period of July 1, 2023 to September 30, 2023 on June 9, 2023; on June 30, 2023, issuing guidance detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026; and, on August 29, 2023, releasing the initial list of 10 drugs subject to price negotiations. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry (including orphan drug development), several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the HHS, the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. We cannot predict the likelihood, nature or extent of other healthcare or drug pricing reforms that may arise from future legislation or other administration action nor can we predict how, or to what extent, the drug pricing policies or future healthcare reforms will affect our products. However, we expect these initiatives to increase pressure on drug pricing.
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
The proposed revision of the European legislation on pharmaceuticals could lead to uncertainties over the regulatory framework that will be applicable to medicinal products in the EU, including orphan medicinal products.
In April 2023, the European Commission published proposals to revise the existing European legislation on medicinal products (“EU Pharma Law Review”). The revision consists of two proposals, a new directive and a new regulation (“EU Pharma Law Proposal”), that would amend and/or repeal and replace the relevant legislation concerning medicinal products for human use, including legislation concerning orphan medicinal products and medicinal products for paediatric use. The EU Pharma Law Review could have a significant impact on the designation of and incentives offered to orphan medicinal products in the EU. If adopted in current form, the EU Pharma Law Proposal would introduce the possibility for the Commission, by way of delegated acts, to derogate from the current prevalence criterion, and introduce specific criteria for certain conditions, due to the characteristics of such conditions or other scientific reasons. The EU Pharma Law Proposal also proposes changes to the current orphan market exclusivity (“OME”) approach. If adopted in the current form, the EU Pharma Law Proposal would in most cases reduce the duration of the OME, and replace the current system with separate OME periods for each new indication, to a system with a single OME period for each active substance.
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
We have conducted in the past clinical trials in the United States, Canada, Australia, Turkey, Germany, Pakistan, New Zealand, Mongolia, Spain, France, Bulgaria, Romania, Taiwan, Sweden, Italy, Belgium, Switzerland, United Kingdom, Greece, Moldova, Ukraine, Russia, and Israel, and accordingly, we are subject to risks associated with doing business globally, including commercial, political, and financial risks. Emerging regions, such as Eastern Europe, Latin America, Asia, and Africa, as well as more developed markets, such as the United Kingdom, France, Germany, and Australia, provide clinical study opportunities for us. In addition, we are subject to potential disruption caused by military conflicts; potentially unstable governments or legal systems; civil or political upheaval or unrest; local labor policies and conditions; possible expropriation, nationalization, or confiscation of assets; problems with repatriation of foreign earnings; economic or trade sanctions; closure of markets to imports; anti-American sentiment; terrorism or other types of violence in or outside the United States; health pandemics; and a significant reduction in global travel. Certain countries previously closed their borders due to COVID-19 preventing activation of clinical sites. Actions taken by the Russian Federation in

Ukraine and surrounding areas have destabilized the region and caused the adoption of comprehensive sanctions by, among others, the EU, the United States and the UK, which restrict a wide range of trade and financial dealings with Russia and Russian persons, as well as certain regions in Ukraine, including by imposing stricter export controls, prohibiting dealings with major Russian banks and credit institutions, and prohibiting trade with the Donetsk, Luhansk, Kherson and Zaporizhzhia regions of Ukraine. In addition, clinical site initiation and patient enrollment may be delayed, and we may not be able to access sites for initiation, monitoring and data collection in regions affected by conflict in the Middle East and the Russian invasion of Ukraine, including due to the prioritization of hospital resources away from clinical trials or as a result of government-imposed curfews, warfare, violence or other governmental action or events that restrict movement. Some patients may not be able to comply with clinical trial protocols if the conflict impedes patient movement or interrupts healthcare services. We could also experience disruptions in our supply chain or limits to our ability to obtain sufficient materials for our products in certain regions. Our success will depend, in part, on our ability to overcome the challenges we encounter with respect to these risks and other factors affecting U.S. companies with global operations. If our global clinical trials were to experience significant disruption due to these risks or for other reasons, it could have a material adverse effect on our operations and prospects.
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
•period-to-period fluctuations in our financial results; and
•failure to maintain or regain compliance with listing standards of Nasdaq.
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
If we fail to maintain or regain compliance with the listing standards of Nasdaq, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock and our ability to raise additional capital.
Our common stock is currently listed on the Nasdaq Global Market. The Nasdaq Stock Market LLC has requirements that a company must meet in order to remain listed on the Nasdaq Global Market, including, among others, (i) a minimum closing bid price of $1.00 per share (the “Bid Price Requirement”), (ii) a market value of publicly held shares (excluding shares held by our executive officers, directors and 10% or more stockholders) of at least $1 million and (iii) either: (x) stockholders’ equity of at least $10 million; or (y) a total market value of listed securities of at least $50 million.

On July 26, 2023, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC notifying us that, for the prior 30 consecutive business days, the bid price for our common stock closed below the Bid Price Requirement.
We were provided a period of 180 calendar days, or until January 22, 2024 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the bid price for the Common Stock closes at $1.00 or more for a minimum of 10 consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that it has regained compliance with the Bid Price Requirement.
If Eiger does not regain compliance with the Bid Price Requirement by the Compliance Date, Eiger may be eligible for an additional 180 calendar day compliance period. To qualify, Eiger will be required to meet the continued listing requirement for market value of its publicly held shares of at least $1 million and all other initial listing standards for the Nasdaq Capital Market (with the exception of the Bid Price Requirement), including either: (x) stockholders’ equity of at least $5 million; or (y) a total market value of listed securities of at least $50 million with stockholders’ equity of at least $4 million, and will need to provide written notice of its intention to cure the deficiency during the second 180 calendar day compliance period, by effecting a reverse stock split, if necessary. In addition, Eiger had stockholders’ deficit of $498.7 million at September 30, 2023, and there can be no assurance that Eiger will be able to satisfy the Nasdaq requirements for eligibility for an additional 180 calendar day compliance period to regain compliance with the Bid Price Requirement. In addition, Eiger may receive additional delisting notices from Nasdaq related to its stockholders’ deficit at September 30, 2023 and the market value of its listed securities.
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
Eiger continues to monitor the closing bid price of the Common Stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement, which could include seeking to effect a reverse stock split. However, there can be no assurance that Eiger will be able to regain compliance with the Bid Price Requirement.
The delisting of our common stock from the Nasdaq could impair the liquidity and market price of our common stock. It could also materially and adversely affect our access to the capital markets, and any limitation on market liquidity or reduction in the price of the common stock as a result of a delisting could adversely affect our ability to raise additional capital on terms acceptable to us, or at all.
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

10.1**†	Offer Letter Agreement/Employment Agreement, dated as of November 25, 2019, by and between Eiger BioPharmaceuticals, Inc. and Ingrid Choong.

10.2**†	Promotion Letter Agreement, dated as of September 21, 2023, by and between Eiger BioPharmaceuticals, Inc. and Ingrid Choong.

31.1**	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2**	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1+
Certifications of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).

99.1^#	Press release, dated August 14, 2023, titled "Eiger BioPharmaceuticals Reports Second Quarter 2023 Financial Results and Provides Business Update".

101.INS**	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.
__________________________
+    This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**    Filed herewith.
† Management contract or compensatory plan.
^    Included herein solely to correct an incorrect hyperlink in the Exhibit Index to the Company’s Current Report on     Form 8-K filed with the SEC on August 14, 2023.
#    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eiger BioPharmaceuticals, Inc.

Date: November 9, 2023	By:	/s/ David Apelian
David Apelian
Director, Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: November 9, 2023	By:	/s/ William G. Kachioff
William G. Kachioff
Chief Financial Officer
(Principal Financial Officer)