Form 10-K
period 2023-12-31
Eiger BioPharmaceuticals, Inc.
filed 2024-04-08
CIK 1305253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________
Form 10-K
_________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023 totaled approximately $30.0 million based on the closing price of $21.12 as reported by the Nasdaq Global Market (adjusted to reflect the one-for-thirty reverse stock split effected on January 5, 2024). This calculation excludes 57,119 shares held by executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the Registrant.
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 4, 2024 was 1,480,797.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for the 2024 Annual Meeting of Shareholders or an amendment to this Form 10-K to be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2023.
Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185

EIGER BIOPHARMACEUTICALS, INC.

PART I
Forward-Looking Statements
This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain “forward-looking statements.” We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes, to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:
•the status, progress or outcome of the Company’s proceedings under Chapter 11 of the United States Bankruptcy Code, and/or any other strategic alternatives or contingency planning initiatives;
•our ability to maintain supply of our commercial and clinical trial materials;
•our ability to scale our commercial operations;
•our ability to finance the continued advancement of our portfolio products;
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
ITEM 1. Business
Overview
We are a commercial-stage biopharmaceutical company focused on the development of innovative therapies for hepatitis delta virus (HDV) and other serious diseases. All of our rare disease programs in our portfolio have FDA Breakthrough Therapy designation.

Our HDV platform includes lonafarnib, a first-in-class, oral farnesylation inhibitor that targets a critical host process involved in viral replication.
D-LIVR is the pivotal Phase 3 study of lonafarnib boosted with ritonavir, alone or in combination with peginterferon alfa-2a, for HDV. The study completed enrollment of 407 patients, and we announced Week 48 data in December 2022. Updated Week 72 data were presented at the EASL meeting in June 2023.
A pre-NDA meeting with FDA to discuss the results of the DLIV-R study was held in May 2023. The outcome of the meeting provides a pathway for submission of an NDA and the potential for accelerated approval of lonafarnib-based regimens as a finite 48-week treatment for chronic HDV infection.
The LIMT-2 Phase 3 study of peginterferon lambda (lambda) for HDV was stopped in September 2023 based on the recommendation of the Data Safety Monitoring Board (DSMB) for the study following its quarterly safety review due to an emergent safety signal after 144 patients had been enrolled.
Our portfolio also includes avexitide, a first in class, well-characterized GLP-1 antagonist, as a targeted treatment for two metabolic diseases with high unmet medical needs and no approved therapies: congenital hyperinsulinism (HI) and post-bariatric hypoglycemia (PBH). Avexitide has completed Phase 2 and is Phase 3 ready for both indications. The FDA approved our first commercial product, Zokinvy (lonafarnib), to reduce risk of mortality of Hutchinson-Gilford progeria syndrome (HGPS) and for treatment of processing-deficient progeroid laminopathies (PL) with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations, in November 2020. Collectively known as progeria, these are ultra-rare and rapidly fatal genetic conditions of accelerated aging in children. In July 2022, we announced that the European Commission (EC) granted Eiger a centralized marketing authorization (MA). The EC's centralized MA is valid in all 27 EU member states plus Iceland, Liechtenstein, and Norway. In August 2022, the Medicine and Healthcare products Regulatory Agency (MHRA) granted approval in the UK. In January 2024, the Pharmaceutical and Medical Devices Agency (PMDA) granted approval in Japan. We have obtained a reimbursed price in Germany and have applied for a named patient program approvals in Spain and the UK. In January 2024, Eiger and its partner AnGes, Inc. received marketing approval in Japan from the Ministry of Health, Labour and Welfare for Zokinvy for the treatment of HGPS and processing-deficient progeroid laminopathies.
We commercially launched Zokinvy in the U.S. in January 2021 and started to record product revenue in the first quarter of 2021. Our first European sales were recognized in the fourth quarter of 2022. In May 2022 we entered into a Marketing and Distribution Agreement with AnGes, a company in Japan. AnGes is the marketing authorization holder in Japan and responsible for all regulatory interactions with PDMA. The partnership structure requires AnGes to pay Eiger $1.5 million upon achieving three pre-commercialization milestones.

In June 2023, in connection with an extensive portfolio prioritization review, we announced that the Company is focusing its clinical development efforts on advancing avexitide in hyperinsulinemic hypoglycemia (HH) indications. We will continue to commercialize Zokinvy for the treatment of Hutchinson-Gilford progeria syndrome (HGPS) and processing-deficient progeroid laminopathies (PL). In addition, we are evaluating strategic partnering options for our virology assets, lonafarnib and peginterferon lambda. During 2023, we have also undertaken certain cost savings initiatives, including a 55% reduction in workforce to date and efforts to reduce spending related to our hepatitis delta (HDV) development program. In June 2023, we also announced that we had appointed David Apelian, MD, PhD, MBA, who had served as interim CEO since December 2022, as our next CEO.
Voluntary Filing Under Chapter 11
As previously reported in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 1, 2024, the Company and its wholly owned subsidiaries commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code (Chapter 11) in the United States Bankruptcy Court for the Northern District of Texas (Bankruptcy Court). The Chapter 11 proceedings are jointly administered under the caption In re Eiger BioPharmaceuticals, Inc., et al, Case No. 24-80040 (Chapter 11 Cases). The Company continues to operate its business in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On March 31, 2024, we entered into a “stalking horse” asset purchase agreement (Asset Purchase Agreement) with Sentynl Therapeutics, Inc. (Purchaser), pursuant to which the Purchaser has agreed to acquire substantially all of the rights of the Company to its Zokinvy® program, including the Company’s in-license from Merck Sharp & Dohme Corp. (successor-in-interest of Schering Corporation) (Transferred Assets). The acquisition of the Transferred Assets by the Purchaser pursuant to the Asset Purchase Agreement is subject to approval of the Bankruptcy Court and one or more auctions, if necessary, to solicit higher or otherwise better bids. On April 1, 2024, we filed a motion (Bidding Procedures Motion) seeking approval of, among other things, certain bidding procedures (Bidding Procedures), which will establish procedures for the selection of the highest or otherwise best bids for the sale of the Transfer Assets and other assets. Other interested bidders would be permitted to participate in the auction if they submit qualifying bids that are higher or otherwise better than the Asset Purchase Agreement. The Asset Purchase Agreement acts as a baseline for competitive bids for the acquisition of the Transferred Assets. The Bidding Procedures Motion additionally seeks the Bankruptcy Court’s approval of the Asset Purchase Agreement and designation of the Purchaser as the “stalking horse” bidder for the Transferred Assets.

Under the Asset Purchase Agreement, the Purchaser has agreed, subject to the Bankruptcy Court’s approval and absent any higher or otherwise better bid, to acquire the Transferred Assets from the Debtors for $26 million, subject to certain adjustments, including per diem reductions if the sale closes after April 24, 2024, in accordance with the terms and conditions of the Asset Purchase Agreement, plus the assumption of specified liabilities related to the Transferred Assets. The Debtors in these Chapter 11 Cases, are Eiger BioPharmaceuticals, Inc. and our direct subsidiaries. The Asset Purchase Agreement includes customary representations and warranties and various customary covenants under the circumstances that are subject to certain limitations, including, without limitation, a termination fee, expense reimbursement and the right to designate executory contracts and unexpired leases to assume or reject. On April 3, 2024, the Purchaser increased the purchase price to $30.0 million subject to certain adjustments, including per diem reductions if the sale closes after April 24, 2024.

Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 Cases automatically stayed most judicial or administrative actions against the Company and its direct subsidiaries and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to obligations of the Company and its direct subsidiaries incurred prior to the petition date.
We have historically incurred operating losses in each year since inception and we expect to incur losses for the foreseeable future. We had a net loss of $75.0 million and $96.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had $25.4 million of cash and cash equivalents, and an accumulated deficit of $512.2 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.
We expect to incur significant expenses and increasing operating losses for the foreseeable future. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve additional regulatory approvals. In June 2023, we announced that we had conducted a formal program prioritization assessment with a focus on enhancing long-term shareholder value while fulfilling the promise of advancing our high-potential product candidates for patients with serious diseases.
Based on our recurring losses from operations incurred since inception, expectation of continuing operating losses and negative cash flows for the foreseeable future, and need to raise additional capital to finance our future operations, management has concluded that there is substantial doubt regarding Eiger's ability to continue as a going concern beyond twelve months after the date that our consolidated financial statements are issued, which was a principal reason for our decision to seek bankruptcy protection under Chapter 11.
Clinical Product Candidates
1.Lonafarnib (LNF) for HDV
LNF is a well-characterized, orally bioavailable, first-in-class farnesylation inhibitor that has completed a Phase 3 clinical trial for HDV infection. HDV is the most severe form of viral hepatitis for which there is currently no FDA-approved therapy. Chronic HDV infection can lead to a rapid progression to liver cirrhosis, a greater likelihood of developing liver cancer, and has the highest fatality rate of all the chronic hepatitis infections.

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
Our Phase 3 registration program consists of a completed single, pivotal, international trial, called D-LIVR, that is designed to support U.S. and EU regulatory approvals. D-LIVR has generated data for two distinct lonafarnib-based ritonavir-boosted regimens for approval. The study included an all-oral arm of lonafarnib boosted with ritonavir and a combination arm of lonafarnib boosted with ritonavir combined with peginterferon-alfa-2a. Each arm was compared to placebo. The primary efficacy endpoint was met: both regimens demonstrated statically significant superiority compared with placebo. Off-treatment data from 24-weeks follow-up demonstrated incrementally greater treatment responses than those observed at the end-of-treatment (Week-48).
LNF for treatment of HDV infection has been granted Orphan Drug designation by the FDA and EMA, Fast Track and Breakthrough Therapy designations by the FDA and PRIME designation by the EMA.
A pre-NDA meeting with FDA was held in May 2023, the outcome of which provides a pathway for submission of an NDA and the potential for accelerated approval of lonafarnib-based regimens as a finite 48-week treatment for chronic HDV infection. FDA's accelerated approval program enables expedited approval of drugs that treat serious conditions and fill an unmet medical need. Approval becomes possible when a surrogate endpoint suggestive of a longer-term clinical benefit is realized (i.e., reduced viral load, improved liver function). A requirement of accelerated approval is the sponsor's implementation of a long-term follow-up study intended to confirm clinical benefit (i.e., reduced mortality, reduction in liver cancer). As a condition of accelerated approval Eiger will need to agree with FDA on a long-term follow-up plan. The study or studies will need to be actively recruiting prior to accelerated approval being granted to LNF for HDV.
2.Peginterferon Lambda (lambda) for HDV
Lambda was in clinical development for HDV. Lambda is a well-characterized, first-in-class, type III, well-tolerated interferon (IFN), that stimulates immune responses that are critical for the development of host protection during viral infections.
We licensed worldwide rights to lambda from Bristol Myers Squibb in April 2016. Lambda has been administered in clinical trials involving over 4,000 patients infected with the Hepatitis B Virus (HBV), Hepatitis C Virus (HCV), Hepatitis D Virus (HDV), and SARS-CoV-2. Lambda has not been approved for any indication.
In September 2023, the Phase 3 LIMT-2 study in patients with chronic HDV infection was prematurely stopped upon the recommendation of the DSMB for the trial due to an emergent safety signal. The FDA issued a full Clinical Hold letter. We are currently in the process of monitoring patients for safety after cessation of treatment.

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
The FDA suggested that, given lambda's mechanism of action and the ongoing need for improved COVID-19 therapeutics, we should consider requesting an end-of-Phase 2 meeting to discuss a company-sponsored pivotal trial that could support an eventual Biologics License Application (BLA). We continue to explore opportunities for the use of lambda for COVID-19 and other respiratory viral infections.
The potential to for further development of Lambda as a treatment for COVID-19 and other respiratory viral infections will be considered after the final safety data from LIMT-2 have been submitted and reviewed by the FDA.
5.Avexitide for Congenital Hyperinsulinism (HI)
Avexitide is a well-characterized peptide that we are developing as a treatment for congenital hyperinsulinism (HI), an ultra-rare, pediatric metabolic disorder. HI is the most frequent cause of persistent hypoglycemia in neonates and children and is characterized by fasting hypoglycemia and results in permanent brain damage with neurodevelopmental deficits in up to 50% of patients. Near-total pancreatectomy is often indicated and leads to life-long insulin-dependent diabetes (IDDM). Safe and effective therapies are urgently needed to prevent brain damage, IDDM and death.
Avexitide binds to the GLP-1 receptor on pancreatic beta-cells and behaves as a GLP-1 antagonist and inverse agonist. Published studies demonstrate that GLP-1 receptor antagonism reduces fasting and amino-acid induced cAMP accumulation and thereby decreases calcium-stimulated insulin secretion. Avexitide has demonstrated clinical proof of concept and has been dosed in nearly 40 patients with HI at Children’s Hospital of Philadelphia (CHOP).
Avexitide has been granted Breakthrough Therapy designation by the FDA for the treatment of HI, Orphan Drug designation by the EMA for the treatment of HI and Orphan Drug designation by the FDA for the treatment of hyperinsulinemic hypoglycemia, which includes HI. Avexitide has also been granted Rare Pediatric Disease designation by the FDA.

6.Avexitide for Post-Bariatric Hypoglycemia (PBH)
Our portfolio also includes avexitide as a treatment for post-bariatric hypoglycemia (PBH), a debilitating and potentially life-threatening condition for which there is no approved therapy. This disorder occurs in a subset of patients after bariatric and other upper gastrointestinal (GI) surgeries, including Roux-en-Y gastric bypass (RYGB), Sleeve Gastrectomy (SG), total gastrectomy (TG), esophagectomy and Nissen fundoplication. Affected patients experience frequent symptomatic hypoglycemia, with blood glucose concentrations often low enough to cause seizures, altered mental status, loss of consciousness and even death. Bariatric procedures are usually performed for management of medically complicated obesity, TG and esophagectomy for gastric and esophageal cancers, respectively, and Nissen fundoplication for gastroesophageal reflux disease (GERD).
Five clinical studies have been completed demonstrating clinical proof of concept in over 70 patients suffering from PBH. Avexitide is a glucagon-like peptide-1 (GLP-1) receptor antagonist that competes with endogenous GLP-1 and has been shown in Phase 2 clinical trials to reduce the excessive post-prandial insulin release that characterizes this disorder. These Phase 2 data were generated using intravenous or subcutaneous (SC) formulation delivery. Pharmacokinetics from these Phase 2 SC studies indicate that the SC formulation could enable once or twice a day dosing. We developed a proprietary SC liquid formulation and completed a Phase 1 dose-ranging pharmacokinetics trial in healthy humans. In October 2018, we reported positive topline data from PREVENT, a multi-center, placebo-controlled study investigating the safety and durability of effect of 28-day dosing of SC avexitide in post-bariatric surgical patients. The primary efficacy endpoint of improved postprandial glucose nadir during mixed meal tolerance testing (MMTT) was achieved with statistical significance with fewer participants requiring glycemic rescue during each of the active dosing regimens than during placebo dosing. Significant reductions in hypoglycemia were also observed in the home setting, with fewer Level 1-3 hypoglycemia events and less time spent with glucose <54 mg/dL as measured by patient electronic diary (eDiary), self-monitored blood glucose (SMBG), and blinded continuous glucose monitor (CGM). In June 2022, we reported positive results from the Phase 2b study, supporting the broader potential of avexitide in patients with PBH and hyperinsulinemic hypoglycemia related to GI surgeries. In this open-label, investigator-initiated, cross-over study, the primary and secondary endpoints, which measured frequency of hypoglycemia and amount of time in hypoglycemia, were met with statistical significance. Avexitide treatment in addition to medical nutrition therapy (MNT) demonstrated significant reductions in the rates of Levels 1-3 hypoglycemia as measured by eDiary and SMBG compared to MNT alone. Objective assessment by blinded CGM also demonstrated significant reductions in the rates of hypoglycemia and showed significant reductions in percent time in hypoglycemia.
Avexitide for the treatment of hyperinsulinemic hypoglycemia has been granted Orphan Drug designation by the FDA and for the treatment of non-insulinoma pancreatogenous hypoglycemia syndrome (NIPHS) by the EMA. NIPHS describes a spectrum of acquired metabolic disorders characterized by inappropriately high insulin levels (hyperinsulinemia) and low blood glucose levels (hypoglycemia), which includes PBH. Avexitide for the treatment of PBH has also been granted Breakthrough Therapy designation by the FDA. Following Scientific Advice meetings with regulatory agencies, we have agreement on a single pivotal Phase 3 study.
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
Zokinvy is a disease-modifying agent that has demonstrated a statistically significant survival benefit in children and young adults with HGPS. At last follow-up time (i.e., August 2021) the mean lifespan of patients with HGPS and treated with Zokinvy increased by 4.3 years. The most commonly reported adverse reactions were gastrointestinal (vomiting, diarrhea, nausea), and most were mild or moderate (Grade 1 or 2) in severity. Many patients with HGPS have received continuous Zokinvy therapy for more than 10 years.
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
In January 2024, Eiger and its partner AnGes, Inc. received marketing approval in Japan from the Ministry of Health, Labour and Welfare for Zokinvy for the treatment of HGPS and processing-deficient progeria laminopathies.
Business Model and Management Team
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
Our current product candidate portfolio has been obtained by in-licensing from pharmaceutical companies and academic institutions. With our focus on HDV and other serious diseases, our strategy is to acquire and retain some or all commercialization rights to our products in significant territories to diversify risk, identify a rapid regulatory pathway to approval and minimize the development investment in order to maximize long-term value for our stockholders. Over time, depending upon the data and potential market opportunity, we expect to develop an integrated commercial organization, which we believe can be targeted and cost effective for selected, promising orphan disease designated programs. We plan to balance these interests with opportunities to out-license assets from our portfolio enhance stockholder value through partnerships and other strategic relationships.
Members of our executive management team have worked in other private and public biotechnology companies such as Alza Corporation and Schering-Plough, each of which was acquired by a larger biopharmaceutical industry company. Our executive management team also has previous work experience at biopharmaceutical companies, including Achillion, GlobeImmune, Bristol-Myers Squibb, Gilead, AbbVie, and Novo Nordisk in the field of hepatitis, as well as in the development and commercialization of novel therapeutics for other serious diseases and rare diseases.
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
6-20%
21-60%
>60%

Stockdale et al., Journal of Hepatology 2020

The Role of HDV Screening in Identifying Patients Who May Benefit from LNF and/or Lambda
Active HDV infections are best detected by reverse transcriptase-polymerase chain reaction (RT-PCR) assays for genomic RNA. These assays yield a quantitative assessment of the number of viral particles, or viral load, in serum. A commercial assay for quantitative HDV RNA has been available in Europe (Robogene®) since 2015. Quest Diagnostics and ARUP Laboratories offer commercial assays for quantitative HDV RNA testing in the United States. Both assays are calibrated using the World Health Organization HDV standard provided by the Paul Ehrlich Institute in Germany.
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

D-LIVR is an international study, with over 100 sites across over twenty countries. Week 48 topline data was reported on December 8, 2022, with Week 72 data presented at the EASL meeting in June 2023.
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
Remaining secondary endpoints including virologic, biochemical, and composite responses at (24-weeks post-treatment) were reported at EASL in June 2023. At 24 weeks after cessation of treatment, response rates for both lonafarnib-based regimens were incrementally greater than those at Week 48.

Our Second HDV Program: Peginterferon Lambda (lambda) for HDV
Due to the safety signal observed in the LIMT-2 Phase 3 Study we will no longer pursue development of lambda for the treatment of chronic HDV. We are still exploring opportunities to use IFN-lambda for the treatment of COVID-19 and other important respiratory viral infections such as influenza and respiratory syncytial virus (RSV).
Congenital Hyperinsulinism (HI) Overview
Congenital Hyperinsulinism (HI) is an ultra-rare pediatric metabolic disease. HI presents with persistent fasting hypoglycemia, usually in the neonatal period, requiring intensive care hospitalization, administration of high rates of intravenous glucose through central lines, continuous intravenous administration of glucagon and in many instances surgical treatment by subtotal pancreatectomy during the neonatal period or during infancy. Persistent hypoglycemia can lead to permanent brain damage with neurodevelopmental deficits in up to 50% of patients, and subtotal pancreatectomy ultimately leads to life-long insulin-dependent diabetes (IDDM) in most instances. Safe and effective therapies are urgently needed to prevent brain damage, IDDM, and death.
From an etiologic perspective, loss-of-function mutation in the ATP-sensitive K+ (KATP) channel is responsible for the most common and severe form of HI (KATP HI). This mutation leads to constitutive plasma membrane depolarization of the pancreatic beta cell resulting in elevated cytosolic calcium (Ca2+) and dysregulated insulin secretion, as illustrated in the below figure. Avexitide binds to the glucagon-like peptide-1 (GLP-1) receptor. In preclinical studies, GLP-1 receptor antagonism has been shown to lower baseline cAMP levels, resulting in decreased insulin secretion despite elevated Ca2+ levels.

Avexitide
GLP-1 Receptor
Blockade
AVEXITIDE
X
GLP -1 RECEPTOR
ATP -SENSITIVE
K^+ CHANNEL WITH
LOSS OF FUNCTION
MUTATION
K+
K+
K+
K+ K+
K+
DEPOLARIZATION
cAMP
Ca2+
Ca2+
Ca2+
VOLTAGE
DEPENDENT
Ca2+ CHANNEL
INSULIN
VESICLES
AMINO
ACIDS
INSULIN
SECRETION

This most common and severe form of HI is refractory to medical treatment with diazoxide and affects approximately 60% of all patients. This form of HI results in focal and diffuse forms of HI. Focal disease, occurring in approximately 50% of patients with KATP HI, resolves in approximately 97% of cases after partial pancreatectomy. Diffuse disease persists in 41% of cases after subtotal pancreatectomy. However, by the age of 14 years old, data show that 91% of patients undergoing subtotal pancreatectomy develop insulin-dependent diabetes, at which point hyperinsulinism is no longer present. Thus, HI is a congenital, rare pediatric disease with life-threatening manifestations of severe hyperinsulinemic hypoglycemia occurring primarily during the neonatal period, infancy, childhood and adolescence.
Clinical Data to Date
To date, a total of 39 patients with KATP HI enrolled in 3 clinical investigations at Children’s Hospital of Philadelphia (CHOP) have received avexitide administered by continuous IV infusion: 10 adolescents and adults, 16 children, and 13 neonates and infants. Data generated across all 3 clinical investigations suggest that GLP-1 receptor antagonism may effectively reduce fasting and protein-induced hypoglycemia in pediatric patients with HI, and may reduce glucose infusion requirements in neonates and infants with HI. Avexitide treatment was well tolerated, with no serious drug-related adverse events (AEs) reported. Data from each of the three studies are presented in the figures below. Avexitide for treatment of HI has been granted Breakthrough Therapy Designation and Rare Pediatric Disease designation by the FDA.
In April 2022, Eiger announced it is initiating the Phase 3 registrational program for avexitide in congenital hyperinsulinism (HI) by the end of the year. In connection with our Phase 3 startup activities, we observed low levels of product-related impurities in the finished drug product. Although not unusual for this class of compounds, we are working with our CMOs to control and qualify these materials and plan to initiate dosing when an adequate supply of materials with a sufficient shelf life has been released. Avexitide has been granted Orphan Drug designation in the U.S. by the FDA for the treatment of hyperinsulinemic hypoglycemia (which includes HI) and has also been granted Rare Pediatric Disease designation making it potentially eligible for a priority review voucher upon regulatory approval. To our knowledge, avexitide is the only investigational therapy for HI that has been granted Breakthrough Therapy designation by the FDA.
Post-bariatric Hypoglycemia (PBH) Overview
As the use of bariatric surgical procedures has increased worldwide due to rising obesity and Type 2 diabetes, hypoglycemia related to bariatric surgery (PBH) has been increasingly reported. PBH can occur after procedures that involve reducing the size of the stomach with a sleeve gastrectomy (SG) or resecting and re-routing the small intestine to a small stomach pouch (Roux-en-Y gastric bypass). This disorder leads to frequent symptomatic hypoglycemia, often resulting in glucose concentrations low enough to cause seizures, altered mental status, loss of consciousness, cognitive dysfunction, disability and death. Quality of life can be severely diminished, and many patients cannot care for themselves or others, work, drive, or be left alone. There is no approved treatment for this condition.
PBH is characterized by inappropriately high insulin concentrations when glucose levels are low and usually occurs 1–3 hours after oral nutrient ingestion, with hyperinsulinemia occurring in response to oral but not intravenous glucose, due to an exaggerated incretin effect. Plasma concentrations of glucagon-like peptide-1 (GLP-1), secreted by intestinal L-cells in response to oral nutrients, are markedly elevated after meal intake in affected patients. GLP-1 is a gastrointestinal hormone secreted in response to meals that binds to GLP-1 receptors on the beta cells of the pancreas, enhancing the release of insulin and lowering blood glucose levels. In patients with PBH, exaggerated GLP-1 secretion results in dysregulated secretion of insulin and resultant symptomatic hypoglycemia, as shown in the below figure.

ALTERED NUTRIENT TRANSIT
HYPER-SECRETION OF GLP-1
INSULIN SECRETION
SYMPTOMATIC HYPOGLYCEMIA
ROUX-EN-Y GASTRIC BYPASS AND PBH
Esophagus
Ingested Nutrients
Pancreas
VERTICAL GASTRIC SLEEVE AND PBH
Esophagus
Gastric Sleeve (new stomach)
Ingested Nutrients
Removed Portion of Stomach
Pancreas
Intestinal L-Cell
Blood Vessel
Glucose
GLP-1
HYPER-SECRETION OF INSULIN
Pancreas
Insulin
Beta Islet Cell
GLP-1
Glucose
GLP-1 Receptor
Autonomic
• Sweating
• Shaking
• Palpitations
• Hunger
Neuroglycopenic
• Blurred Vision
• Confusion
• Drowsiness
• Odd Behavior
• Difficulty with Speech
• Incoordination
• Dizziness
• Inability to concentrate

GLP-1 excess with postprandial hypoglycemia has also been described as a complication of other GI surgeries, including gastrectomy, esophagectomy, and Nissen fundoplication.

Clinical Data to Date
Five clinical studies involving over 70 patients with PBH have demonstrated that pharmacologic blockade of the GLP-1 receptor can reduce hypoglycemia and associated symptoms. We believe that avexitide may represent the first targeted medical treatment for patients with PBH and hypoglycemia related to other GI surgeries. In studies completed to date, there have been no serious adverse events attributed to avexitide.
Phase 2 PREVENT Clinical Trial
The PREVENT study was a Phase 2, multicenter, randomized, single-blind, placebo-controlled cross-over study to assess the efficacy and safety of 28-day dosing of avexitide in patients with PBH. A total of 18 patients were enrolled and treated with two dosing regimens of avexitide once daily (QD) and twice daily (BID) for 28 days. All patients participated in three 14-day treatment periods, involving placebo subcutaneous (SC) injections, avexitide 60 mg QD SC injections, and avexitide 30 mg BID SC injections. Patients self-administered injections in the outpatient setting throughout the study duration and additionally underwent in-clinic mixed meal tolerance test (MMTT) provocations with concomitant blood draws and symptom assessments following each 14-day treatment period. Participants' metabolic and clinical outcomes were assessed in the outpatient setting by electronic diary (eDiary), self -monitoring of blood glucose (SMBG), and continuous glucose monitoring (CGM) and postprandial glucose, insulin, and symptom responses were assessed during MMTT provocation in the in-clinic setting. The study schematic is shown below.
The primary efficacy endpoint of improved postprandial glucose nadir during MMTT was achieved with statistical significance with avexitide 30 mg BID and 60 mg QD, with fewer participants requiring glycemic rescue during each of the active dosing regimens than during placebo dosing. The secondary endpoint of reduced postprandial insulin peak during MMTT was also statistically significant with avexitide 30 mg BID and 60 mg QD. These results are shown in the figure below.
Metabolic and clinical improvements were also observed in the outpatient setting as assessed by eDiary, SMBG and blinded CGM, with fewer episodes of Levels 1-3 hypoglycemia observed during both avexitide dosing regimens as compared to during placebo dosing, as shown in the table below.

1Rate is defined as number of episodes in a 14 day period
2Level 1 Hypoglycemia is defined as hypoglycemia symptoms confirmed by SBGM concentrations of <70 mg/dL
3Level 2 Hypoglycemia (Clinically Important Hypoglycemia) is defined as SMBG < 54 mg/dL (3.0 mmol/L)
4Level 3 Hypoglycemia (Severe Hypoglycemia) is defined as a severe event characterized by altered mental and/or physical functioning that requires assistance from another person for recovery. This applies regardless of whether a patient actually receives external assistance
5Number of events <54 mg/dL is defined as the number of episodes with CGM values <54 mg/dL sustained for at least 15 min during daytime hours (8AM to midnight) during each treatment period normalized to 14 days
6Percent time is expressed as the percentage of CGM values <54 mg/dL during daytime hours (8am-12am) during each treatment period normalized to 14 days
Avexitide was well tolerated. There were no treatment-related serious adverse events and no participant withdrawals.
Phase 2b Clinical Trial
This Phase 2b, single-center, open-label, investigator-initiated, cross-over study assessed the safety and efficacy of 90 mg total daily dose of avexitide administered as a once daily 90 mg dose (QD) and as a 45 mg twice daily dose (BID) compared to standard of care (MNT) in patients with severe, diet-refractory hyperinsulinemic hypoglycemia, including patients with PBH after RYGB or VSG, and patients with hypoglycemia related to other GI surgeries, including total gastrectomy, or Nissen fundoplication. In this study, patients underwent a 14-day Run-In period consisting of standard of care (MNT). Enrolled patients were then randomized to 14 days of avexitide 90 mg QD treatment (Period 1) followed by 14 days of avexitide 45 mg BID treatment (Period 2), or vice versa, with a 2-day washout in between. Throughout the 14-day Run-In period and the two treatment periods, metabolic and symptomatic parameters were assessed by SMBG, eDiary, and blinded CGM, while adhering to MNT. The study schematic is shown below.
Compared with MNT alone, avexitide 45 mg BID and 90 mg QD significantly reduced the rates of Levels 1, 2, and 3 hypoglycemia as measured by SMBG and eDiary. Objective assessment by blinded CGM data corroborated SMBG and eDiary results, with both dosing regimens demonstrating significant reductions in hypoglycemia events and time spent in hypoglycemia. A greater magnitude of effect was observed with once daily (90 mg QD) vs. the twice daily (45 mg BID) dosing regimen, as measured by blinded CGM. These results are shown in the table and figure below.

1.Rate is defined as number of episodes in a 14 day period
2.Level 1 Hypoglycemia is defined as hypoglycemia symptoms confirmed by SBGM concentrations of <70 mg/dL
3.Level 2 Hypoglycemia (Clinically Important Hypoglycemia) is defined as SMBG < 54 mg/dL (3.0 mmol/L)
4.Level 3 Hypoglycemia (Severe Hypoglycemia) is defined as a severe event characterized by altered mental and/or physical functioning that requires assistance from another person for recovery. This applies regardless of whether a patient actually receives external assistance
1.Percent time is expressed as the percentage of CGM values that are <70 mg/dL or <54 mg/divided by the total CGM wear time
2.Event Rate is defined as number of events below range (70 or 54 mg/dL) sustained for at least 15 min during each treatment period as measured by CGM, normalized to 14 days.
Avexitide was well-tolerated with no safety signals identified and no participant withdrawals. Adverse events (AEs) were mild to moderate in severity and transient. The most common AEs included diarrhea, headache, bloating, and injection site reaction / bruising.
Manufacturing
We currently contract with third parties for the Chemistry, Manufacturing and Controls (CMC) development and commercial manufacturing of our FDA-approved product, Zokinvy, and all of our clinical product candidates, and intend to do so in the future. We do not own or operate manufacturing facilities for the production of clinical trial materials of our product candidates and have no plans to build our own clinical or commercial scale manufacturing capabilities. We believe that the use of contract development and manufacturing organizations (CDMOs) eliminates the need for us to directly invest in laboratories, manufacturing facilities, equipment and additional staff. Although we rely on contract development partners and manufacturers, our personnel and consultants have extensive manufacturing experience overseeing our CDMOs.
To date, our third-party labs and manufacturers have met the development and manufacturing requirements for the product candidates. We expect existing third-party labs and manufacturers to be capable of providing sufficient quantities of our product candidates to meet anticipated launch requirements and supply initial commercial demands. We have identified or plan to identify additional commercial sources of capacity as we move our product candidates to and through Phase 3 clinical trials as dictated by projected demand. We believe there are alternate sources of manufacturing that could be identified and enabled to satisfy our clinical and commercial requirements, however, we cannot be certain that identifying and establishing alternative relationships with such sources can be successful, cost effective, or completed on a timely basis without significant delay in the development or commercialization of our product candidates. All of our third-party manufacturers are subject to periodic audits to confirm compliance with applicable regulations and must pass inspection before we can manufacture our products for commercial sales.
We have qualified and finalized or are in process of finalizing commercial supply agreements with contract manufacturers of Zokinvy and Jitixib (lonafarnib). The brand name Jitixib was given conditional approval by the US FDA for lonafarnib 25mg capsules. Having a distinct brand name for lonafarnib for the treatment of HDV will ensure there is no confusion with the strengths of lonafarnib (50mg/75mg) used for HGPS and marketed as Zokinvy. In our NDA for lonafarnib 25mg capsules we will seek final approval to use Jitixib as the brand’s trade name. We have identified commercial manufacturers for lambda and avexitide and plan to proceed with qualifications as we enter Phase 3 and prepare for regulatory submissions.
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
Lambda
We have completed the technology transfer from BMS to our CDMOs for our lambda program. As part of the license agreement, sufficient inventory of product was obtained to complete our Phase 2 and initiate our Phase 3 clinical trials. We have manufactured additional batches of lambda products and demonstrated equivalence to the materials produced by BMS.
Both lonafarnib and lambda are GMP products from all CDMOs.
Avexitide
The drug substance and drug product used for the production of avexitide clinical trial material for the treatment of HI and PBH is manufactured by our third-party CDMOs.
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

Patent Protection of Our Product Candidates
The exclusivity positions for our clinical-stage product candidates as of December 31, 2023 are summarized below.
LNF. We have licensed from Merck a portfolio of patents and know how covering the compound, formulations of the compound, and synthesis, but these expire before the anticipated launch date of the LNF product candidate. In the United States, we have obtained patent protection for the use of LNF in combination with RTV for the treatment of HDV infection. Eiger’s U.S. Patent Nos. 10,076,512; 10,828,283; and 11,311,519 entitled, Treatment of Hepatitis Delta Virus Infection, include claims covering a broad range of RTV-boosted LNF doses and durations with and without interferons. The patents have terms that extend at least until 2035. Additional claims are being pursued in a continuation application. The European Patent Office, the Chinese Patent office and the Japanese Patent Office have also granted patents with claims covering a broad range of LNF boosted with RTV dosing regimens for the treatment of HDV infection. These patents will have a term that extends to 2035. In Europe, China and Japan, additional claims are being pursued in divisional applications. We have now obtained patent protection with claims covering treatment of HDV with LNF boosted with RTV in the U.S., Europe, China and Japan, which are key major pharmaceutical markets. A corresponding patent application claiming the use of lonafarnib boosted with ritonavir is pending in Korea. Additionally, US Patent 10,835,496 and a European Patent issued claiming particular dosage forms for ritonavir-boosted lonafarnib for the treatment of HDV infections. A Notice of Allowance was also received for an application in South Korea. These patents extend protection until at least 2036.
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
We have in-licensed patents and patent applications from the Trustees of the University of Pennsylvania (UPenn) and Children’s Hospital of Philadelphia (CHOP), relating to hyperinsulinemia hypoglycemia. The in-licensed patents and applications relate to multiple hyperinsulinemic disorders, including PBH and HI. The patents, which are issued in the U.S. and Europe, provide protection until 2028. There are continuation applications pending from which we are pursuing additional claim coverage.
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
•HI: Zealand Pharmaceuticals (Phase 3 completed), Rezolute, Inc (Phase 3 Ex-US), Hamni (Phase 2)
•PBH: Recordati (Phase 2), Vogenyx (Phase 2), MBX (Phase 1/2)
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
License and Asset Purchase Agreements
License Agreement with Merck
In September 2010, we entered into an exclusive license agreement with Schering Corporation, subsequently acquired by Merck, which provides us with the exclusive right to develop and commercialize lonafarnib. As consideration for such exclusive right, we issued Private Eiger convertible preferred stock with a fair value of $0.5 million when the agreement was executed in September 2010. This preferred stock was converted to 911 shares (adjusted to reflect the 1-for-30 reverse stock split effected on January 5, 2024) of common stock upon the Merger. In addition, we are obligated to pay Merck up to an aggregate of $27.0 million in development milestones and will be required to pay tiered royalties based on aggregate annual net sales of all licensed products ranging from mid-single to low double-digit royalties on net sales. Our obligation to pay royalties to Merck expires on a country-by-country and product-by-product basis on the later of the expiration of the last to expire patent assigned to us under the agreement on the tenth anniversary of the first commercial sale of the product. In May 2015, the first regulatory milestone was achieved, and we paid the related milestone payment of $1.0 million to Merck. Upon completion of D-LIVR, we will owe Merck a $1.0 million milestone. We announced primary topline data of D-LIVR in December 2022, and in September 2023, the Phase 3 study was completed and the $1.0 million related milestone expense was recorded in accrued liabilities on the consolidated balance sheet. The final results are presented in the above section on lonafarnib.

The Merck License will continue for so long as we owe royalty payments to Merck under the agreement. Each party has the right to terminate the Merck License Agreement for the other party’s uncured material breach or bankruptcy, including the Chapter 11 Cases. Merck also has the right to terminate the agreement if we discontinue development and commercialization of LNF for a specified period of time. In addition, we have the right to terminate the agreement, with notice, for any reason.
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
Asset Purchase Agreement with Eiger Group International, Inc.
In December 2010, we entered into an Asset Purchase Agreement with Eiger Group International, Inc. (EGI) dated December 8, 2010 (the EGI APA). Dr. Jeffrey Glenn, a former member of our board of directors, is the sole owner of EGI.
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

The term of the EGI APA extends until expiration of all payment obligations, and we may terminate the agreement upon notice to EGI. EGI may terminate the EGI APA if we fail to use commercially reasonable efforts to develop and commercialize licensed products. In addition, each party may terminate the EGI APA for the other party’s uncured material breach or bankruptcy, including the Chapter 11 Cases. In the event of any termination, other than termination by us for EGI’s breach, we will assign the purchased assets back to EGI.
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
Under the Exendin APA, we are obligated to pay development milestone payments in aggregate up to $1.0 million to each of the Sellers and a low, single-digit royalty to each of the Sellers based on aggregate annual net sales of all products developed based on avexitide subject to certain reductions and exceptions. Our obligation to pay royalties expires on the expiration of the last to expire valid claim as defined in the agreement. We also agreed to retain each of the Sellers as consultants pursuant to consulting agreements, each with a term of one year, subject to annual renewal. The consulting agreements related to the Exendin APA have expired. During the year ended December 31, 2017, upon the successful completion of the Phase 2 trials, the development milestone was achieved, and we paid the related milestone payment of $0.1 million to each of the Sellers.
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
We are responsible for the development and commercialization of the Licensed Product at our sole cost and expense. In April 2016, under the BMS License Agreement we paid an upfront payment of $2.0 million in cash and issued 5,252 shares (adjusted to reflect the 1-for-30 reverse stock split effected on January 5, 2024) of our common stock to BMS with an aggregate fair value of $3.2 million. The BMS Purchase Agreement grants BMS certain registration rights with respect to the shares of common stock delivered, and BMS has agreed to certain trading and other restrictions with respect to the shares purchased.
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
As part of the consideration for the rights granted to us under the UPenn/CHOP Agreement, we paid UPenn a one-time, non-refundable issue fee of $1.0 million in 2019. In addition, we are obligated to pay UPenn a specified annual license maintenance fee, up to $2.5 million in development milestones upon marketing authorization in one or more countries, and sales milestones of up to $18.0 million. We will also be required to pay UPenn a flat royalty in the low-single digits on our net sales of all licensed products, subject to specified reductions and offsets, and specified minimum annual royalty payments. Our obligation to pay royalties expires on a product-by-product and country-by-country basis, on the later of: (i) the expiration of the last valid claim in the licensed patents in any country, or (ii) the tenth anniversary of the first commercial sale of the product in such country. No milestones have been achieved as of December 31, 2023.
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
Other Healthcare Laws and Compliance Requirements
In the United States, our activities are potentially subject to regulation by federal, state, and local authorities in addition to the FDA. These other agencies include, without limitation, the Centers for Medicare and Medicaid Services (CMS), the Office of Inspector General for the U.S. Department of Health and Human Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, as well as state and local governments. Such agencies enforce a variety of laws, including without limitation, anti-kickback and false claims laws, data privacy and security laws, coverage, reimbursement and drug price reporting laws, and physician payment transparency laws.
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers, among others, on the other, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions, and patient support offerings, among others. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution under the Anti-Kickback Statute, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. Violations of the federal Anti-Kickback Statute are punishable by imprisonment for up to ten years and statutory fines of up to $100,000. Additional criminal fines can be imposed under federal U.S. criminal procedure laws. Civil penalties include statutory amounts of up to $100,000 (adjusted for inflation) per violation, assessments of up to three times the total payments between the parties to the arrangement, and exclusion from participation in the federal healthcare programs or suspension from future participation in Medicare and Medicaid. Further, violation of the federal Anti-Kickback Statute can also form the basis for False Claims Act liability (discussed below).
The federal civil False Claims Act prohibits, among other things, any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to or approval by the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes any request or demand for money or property presented to the U.S. government. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product or other items or services of value to customers with the expectation that the customers would recommend the use of certain products or bill federal programs for such products. Companies have been prosecuted for causing false claims to be submitted because of, for example, the alleged marketing of products for unapproved, and thus non-reimbursable, uses, for the alleged submission of incorrect government price reporting data to certain Federal health care programs, for alleged violations of the federal Anti-Kickback Statute, and for other sales and marketing practices. Violations of the False Claims Act can result in civil penalties of up more than $25,000 per false claim or statement (an amount adjusted annually for inflation) plus three times the amount of damages sustained by the government. In addition, the civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have knowingly presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.
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
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Physician Payments Sunshine Act imposes, among other things, annual reporting requirements for, among others, covered manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, of certain payments and “transfers of value” provided to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and licensed chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse midwives and teaching hospitals, as well as tracking and reporting of ownership and investment interests held by U.S.-licensed physicians and their immediate family members. Covered manufacturers must submit reports by the 90th day of each calendar year.
Many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. For example, states have anti-kickback and false claims laws that may be broader in scope than analogous federal laws and may apply regardless of payer. In addition, state data privacy laws that protect the security of health information may differ from each other and may not be preempted by federal law. In addition, certain states require implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or tracking and reporting of gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities. Further, a number of states have enacted legislation designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage or facilitate importation from other countries and bulk purchasing. Some states have also established prescription drug affordability boards that are tasked with identifying certain high-cost prescription products that may pose affordability challenges for consumers and payers, conducting cost reviews on such products, and, in some circumstances, imposing upper payment limits on such products. Moreover, several states and local jurisdictions require the registration of sales representatives. These laws may adversely affect our sales, marketing and other activities with respect to any product candidate for which we receive approval to market in the United States by imposing administrative and compliance burdens on us.
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

Clinical Trials
In the EU, clinical trials of medicinal products must be conducted in accordance with EU and Member State regulations and the International Conference on Harmonization (ICH) guidelines on good clinical practice (GCP), as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. In the EU, the Regulation (EU) No 536/2014 (CTR) introduces a centralized application procedure, whereby a clinical trial sponsors seeking approval for a clinical trial in one or more Member States must submit an application to all Member States where the clinical study will be conducted, so-called Member State(s) concerned, through the Clinical Trials Information System (CTIS). A transitional period applies during the transition from the CTD to the CTR. During this period, the following applies: (i) until 30 January 2023, clinical trial sponsors could use CTIS to apply for a clinical trial under the CTR or could choose to apply to conduct a trial under the CTD; (ii) from 31 January 2023, clinical trial sponsors must comply with the CTR when they apply to start a new clinical trial in the EU or European Economic Area (EEA); and (iii) from 31 January 2025, all clinical trials approved under the CTD that continue running must comply with the CTR, and sponsors must have recorded all information in the CTIS. If the sponsor of the clinical trial is not established within the EU, it must appoint an entity within the EU to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most Member States, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial. Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant Member State and EC.
Marketing Authorization
To obtain regulatory approval of an investigational drug or biological product under EU regulatory systems, we must submit a marketing authorization application (MAA) either under the so-called centralized or national (mutual-recognition or decentralized) authorization procedures. A marketing authorization may be granted only to an applicant established in the EU. In the case of pediatric patients, Regulation (EC) No 1901/2006, as amended, provides that prior to obtaining a marketing authorization in the EU, applicants have to demonstrate compliance with all measures included in an EMA‑approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product‑specific waiver, (2) a class waiver, or (3) a deferral for one or more of the measures included in the PIP. The centralized procedure provides for the grant of a single marketing authorization by the European Commission following a favorable opinion by the EMA that is valid in all EU Member states, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases, other immune dysfunctions and viral diseases. The centralized procedure is optional for other products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health or which contain a new active substance for indications other than those specified to be compulsory. Before granting the MA, the EMA or the competent authorities of the Member State concerned make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. A MA that has been granted in the EU may be suspended or withdrawn if ongoing regulatory requirements are not met or if safety problems are identified. Among other things, MA holders are required to have risk management plans that use risk minimization strategies beyond product labeling to ensure that the benefits of certain prescription drugs outweigh their risks.
Regulatory Data Protection
In the EU, all new active substances approved on the basis of a complete independent data package benefit from an 8+2+1-year data/market exclusivity regime. This regime consists of (i) a regulatory data protection (RDP) period and market exclusivity period of eight years, (ii) a market exclusivity period of an additional two years after the eight-year period, and (iii) an extended market exclusivity period of one year after the ten-year period if, during the first eight years of those ten years, the marketing authorization holder obtains an approval for one or more new therapeutic indications which, during the scientific evaluation prior to their approval, are determined to bring a significant clinical benefit in comparison with existing therapies. Third parties may reference the nonclinical and clinical data of the original innovator beginning eight years after notification of the grant of the approval in the EU, but the third party may market a generic version after only 10 or, where applicable, 11 years have lapsed from the notification of the grant of the approval.
Orphan Drug Designation
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
Accelerated Assessment Procedures
When an MAA is submitted in the EU in respect of medicinal product for human use which is of major interest from the point of view of public health and therapeutic innovation, the applicant may request an accelerated assessment procedure pursuant to Article 14 (9) of Regulation (EC) 726/2004, as amended. Based on the request, the justifications presented, and the recommendations of the rapporteurs, the Committee for Medicinal Products for Human Use (CHMP) will formulate a decision, without prejudice to the possible positive or negative CHMP opinion on the granting of a MA. If the CHMP accepts the request, the timeframe for the evaluation will be reduced from the standard 210 days for the centralized procedure to 150 days, but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. The EMA may also grant eligibility to the Priority Medicines (PRIME) Scheme to support the development of promising medicines that target an unmet medical need, i.e., medicines that may offer a major therapeutic advantage over existing treatments, or benefit patients with no current treatment options for their disease. Through PRIME, the EMA grants proactive support to medicine developers to optimize the generation of robust data on a medicine’s benefits and risks, and enable accelerated assessment of medicines applications.
Conditional Marketing Authorization and Authorization under Exceptional Circumstances
Medicinal products may be eligible for a conditional marketing authorization. The provisions for the granting of such an authorization are further elaborated in Regulation (EC) No. 507/2006. The available data must indicate that the benefits outweigh the risks and the applicant must be in a position to provide the comprehensive clinical data in the future. A conditional marketing authorization is valid for one year, can be renewed annually and may be requested by an applicant or proposed by the EMA’s CHMP for medicinal products which aim at the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases, or that are intended to be used in emergency situations in response to public health threats recognized either by the World Health Organization or by the EU in the framework of Decision No. 1082/2013/EU, or that are designated as orphan medicinal products. The holder will be required to complete ongoing studies or to conduct new studies within a specified period of time with a view to confirming that the benefit-risk balance is positive. In addition, specific obligations may be imposed in relation to the collection of pharmacovigilance data.
Medicinal products may also be granted a marketing authorization in absence of comprehensive data under exceptional circumstances. Unlike a conditional marketing authorization, where marketing approval is granted in the likelihood that the sponsor will provide such data within an agreed timeframe, the authorization under exceptional circumstances may be granted when comprehensive data cannot be obtained even after authorization, because: (i) the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence, or (ii) in the present state of scientific knowledge, comprehensive information cannot be provided, or (iii) it would be contrary to generally accepted principles of medical ethics to collect such information.
The authorization under exceptional circumstances is granted subject to a requirement for the applicant to meet certain conditions, in particular concerning the safety of the medicinal product, the notification of any incident relating to its use, and actions to be taken. The renewal of the marketing authorization under exceptional circumstances follows the same rules as a “normal” marketing authorization. After five years, the marketing authorization is renewed under exceptional circumstances for an unlimited period, unless the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal.
EU Pharmaceutical Legislation Review
On 26 April 2023, the European Commission published the proposals to revise the existing EU legislation on pharmaceuticals (EU Pharma Law Review). The revision consists of two proposals, a new directive and a new regulation

(EU Pharma Law Proposal), that will amend and/or repeal and replace the relevant legislation concerning medicinal products for human use, including legislation concerning orphan medicinal products and medicinal products for paediatric use. The EU Pharma Law Review could have a significant impact on the RDP available for to innovative medicinal products in the EU. If adopted in current form, the EU Pharma Law Proposal would reduce the current baseline for data exclusivity from eight to six years, extensible under certain conditions. In addition, the EU Pharma Law Review could have a significant impact on the designation of and incentives offered to orphan medicinal products in the EU. If adopted in current form, the EU Pharma Law Proposal would introduce the possibility for the Commission, by way of delegated acts, to derogate from the current prevalence criterion, and introduce specific criteria for certain conditions, due to the characteristics of such conditions or other scientific reasons. The EU Pharma Law Proposal also proposes changes to the current orphan market exclusivity (OME) approach. If adopted in the current form, the EU Pharma Law Proposal would in most cases reduce the duration of the OME, and replace the current system with separate OME periods for each new indication, to a system with a single OME period for each active substance. Finally, the EU Pharma Law Review could have a significant impact on paediatric medicinal products. If adopted in the current form, the EU Pharma Law Proposal would introduce a new evolutionary PIP system for certain types of developments, allowing the submission of an initial high level PIP, to be subsequently completed at precise stages in the development. In addition, the EU Pharma Law Proposal could introduce the obligation to place medicinal products authorized for a paediatric indication on the market of all Member States where the medicinal product is already placed on the market. The EU Pharma Law Proposal is currently subject to debate amongst the EU legislator and significant changes to the Proposal are expected. A final act is not expected to be adopted before 2026.
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
The process for determining whether a third-party payor will provide coverage for a drug product typically is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that the payor will pay for the drug product once coverage is approved. Third-party payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover Zokinvy or any of our product candidates once approved could reduce physician utilization of such products and have a material adverse effect on our sales and financial condition. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be made available. Adequate third-party reimbursement may not be made available to enable achieving our sales forecast. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will be a time-consuming process.
We expect that 50% to 70% of US patients who are eligible for treatment with Zokinvy will be covered by insurance through a federal healthcare program such as Medicaid, and the remaining patients will be covered by commercial insurance. We have had active engagement with payers that cover the lives of identified patients with Progeria and processing-deficient progeroid laminopathies.
The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus of this effort. Third-party payors are increasingly challenging the prices charged for therapeutics, medical products and services, examining the medical necessity and reviewing the cost-effectiveness of drug products and medical services, in addition to questioning safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products post-FDA approval or, if they do, the level of payment may be insufficient to allow us to achieve our sales forecast. Additionally, coverage policies and third‑party reimbursement rates may change at any time. Therefore, even if favorable coverage and reimbursement status is attained for one or more of our products, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
Healthcare Reform
In the United States, there have been and continue to be a number of legislative initiatives to reform the delivery and payment for therapeutics and medical services. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Affordable Care Act (collectively, the “ACA”) was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. This law was designed to expand access to health insurance coverage for uninsured and underinsured individuals while containing overall healthcare costs. The framework of the ACA and other healthcare reforms continues to evolve as a result of executive, legislative, regulatory, and administrative developments. For example, Congress has enacted several laws that modify certain provisions of the ACA, such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, the health insurer tax. The American Rescue Plan Act of 2021 temporarily increased premium tax credit assistance established under the ACA to help eligible individuals cover premiums for health insurance purchased through the health insurance marketplace and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The Inflation Reduction Act of 2022 extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. On January 28, 2021, President Biden issued an executive order instructing certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. The ACA has also faced various judicial challenges, and on June 17, 2021, the U.S. Supreme Court dismissed a challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It is unclear how any future healthcare reform measures of the Biden administration or other efforts, if any, to repeal, amend or replace the ACA will impact the ACA, and our business.
Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in Congressional and federal agency inquiries regarding pricing and related practices, as well as proposed and enacted federal and state legislation and regulation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, impose pricing controls on prescription products, and reform government program reimbursement methodologies for products. For example, the American Rescue Plan Act of 2021 included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Previously, under the ACA, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. Effective January 1, 2024, manufacturers’ Medicaid Drug Rebate Program rebate liability is no longer capped, potentially resulting in a manufacturer paying more in Medicaid Drug Rebate Program rebates than it receives on the sale of certain covered outpatient drugs.
Additionally, on July 9, 2021, President Biden issued an Executive Order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the Executive Order stated that the Biden administration will “support aggressive legislative reforms that would lower prescription drug prices, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and through other related reforms.” In response to the Executive Order, on September 9, 2021, HHS issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. In August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the Inflation Reduction Act of 2022 imposes inflation rebates on drug manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap benefit annual out-of-pocket spending at $2,000, while imposing new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with CMS. Since its enactment, CMS has taken steps to implement various drug pricing provisions of the IRA. This includes, without limitation, issuing new guidance on June 30, 2023 detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026; on August 29, 2023, releasing the initial list of 10 drugs subject to price negotiations; and on December 14, 2023 releasing a list of 48 Medicare Part B products that had adjusted coinsurance rates based on the inflationary rebate provisions of the IRA for the time period of January 1, 2024 to March 31, 2024. Several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against HHS, the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. We cannot predict whether the IRA, or any of its component parts, will be overturned, repealed, replaced, or amended nor can we predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislation, administrative, or other action. However, we expect these initiatives to increase pressure on drug pricing.
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
In the United States, and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of therapeutics and medical services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.
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
Research and Development Expenses
Our research and development expenses were $62.3 million and $75.3 million for the years ended December 31, 2023 and 2022, respectively.
Employees and Human Capital
As of December 31, 2023, we had a total of 25 full-time employees in the United States and Europe, 15 of whom were primarily engaged in manufacturing and research and development activities, and 10 of whom were engaged in general management and administration. 6 of our employees had either an M.D. or a Ph.D. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced any work stoppage and consider our relations with our employees to be good.
Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate talented and diverse employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.
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
ITEM 1A.    Risk Factors
You should carefully consider the following risk factors, as well as the other information in this report and in our other public filings. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.
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
•We are a commercial-stage biopharmaceutical company with a limited operating history. We have incurred net losses each year since our inception. We have one U.S. Food and Drug Administration (FDA), European Medicines Agency (EMA) and Japanese Ministry of Health, Labour and Welfare-approved product for commercial sale, Zokinvy, and prior to 2021, have never generated any product revenue and may never be profitable.
•We are subject to risks and uncertainties associated with the Chapter 11 Cases.
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
•As a result of the Chapter 11 Cases, our common stock will be delisted from Nasdaq at the opening of business on April 11, 2024, which could have a material adverse effect on the liquidity of our common stock and our stock price.
Risks Related to our Financial Condition, Integration and Capital Requirements
We have incurred losses since our inception, have a limited operating history on which to assess our business, and anticipate that we will continue to incur significant losses for the foreseeable future. We will require substantial additional capital to achieve our goals.
We are a commercial-stage biopharmaceutical company with a limited operating history. We have incurred net losses in each year since our inception. For the years ended December 31, 2023 and 2022 we reported a net loss of $75.0 million and $96.8 million, respectively. As of December 31, 2023, we had an accumulated deficit of $512.2 million. Our prior losses, combined with expected future losses, have had and may continue to have an adverse effect on our stockholders’ (deficit) equity and working capital. Based on our recurring losses from operations incurred since inception, expectation of continuing operating losses and negative cash flows for the foreseeable future, and need to raise additional capital to finance our future operations, management has concluded that there is substantial doubt regarding Eiger's ability to continue as a going concern beyond twelve months after the date that our consolidated financial statements are issued, which was a principal reason for our decision to seek bankruptcy protection under Chapter 11. In addition, we may not be able to access a portion of our existing cash, cash equivalents and short-term securities due to market and other conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (FDIC) was appointed receiver of Silicon Valley Bank (SVB), where we maintain an operating account with a balance that exceeded the FDIC insurance limit. On March 12, 2023, the U.S. Treasury Department, the Federal Reserve and the FDIC jointly announced enabling actions that fully protect all depositors of SVB and that such depositors would have access to all of their funds starting March 13, 2023. On March 26, 2023, the FDIC announced that First Citizens BancShares would acquire the commercial banking business of SVB. Although the cash in our accounts at Silicon Valley Bank did not impact our operations, we cannot be certain that future market corrections or other conditions will not impact our ability to access our cash, cash equivalents and short-term securities. We continue to maintain an operating account at SVB and have begun measures to reduce our deposit concentration risk. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and short-term securities may be threatened.
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
We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including manufacturing of clinical supplies, conducting clinical studies and providing selling, general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and debt facilities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect losses to increase as we advance our clinical development programs in various clinical studies. We may need significant additional resources in order to aggressively move avexitide and our other product candidates forward successfully based on the discussions with the FDA. It may be several years, if ever, before we complete pivotal clinical studies and have additional product candidates approved for commercialization. We expect to invest significant funds into our clinical candidates to advance these compounds to potential regulatory approval.

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
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future and our expenses will increase substantially if and as we:
•pursue the clinical development of our product candidates;
•undertake the scale up and commercial manufacturing or have manufactured our product candidates;
•advance our programs into larger, more expensive clinical studies;
•initiate additional nonclinical, clinical, or other studies for our product candidates;
•commercialize and provide expanded access to Zokinvy for the treatment of HGPS and processing-deficient PL;
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
•seek to attract and retain skilled personnel; and
•create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and experience any delays or encounter issues with the development and potential for regulatory approval of our clinical candidates such as safety issues, clinical trial accrual delays, longer follow-up for planned studies, additional major studies, or supportive studies necessary to support marketing approval.
Further, the net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a representative indication of our future performance.
We are subject to risks and uncertainties associated with the Chapter 11 Cases.
The Chapter 11 Cases could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. So long as the Chapter 11 Cases continue, our senior management may be required to spend a significant amount of time and effort dealing with bankruptcy proceedings instead of focusing on our business operations. The bankruptcy proceedings also may make it more difficult to retain management and the key personnel necessary to the success and growth of our business. In addition, during the period of time we are involved in the Chapter 11 Cases, our customers and suppliers may lose confidence in our ability to restructure our business and may seek to establish alternative commercial relationships.
Other significant risks associated with the Chapter 11 Cases that could have a material adverse effect on our business, financial condition, results of operations and cash flows include or relate to the following, among others:
•our ability to obtain approval from the Bankruptcy Court with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases;
•our ability to confirm and consummate the plan of reorganization;

•the effects of the filing of the Chapter 11 Cases on our business and the interests of various constituents, including our shareholders;
•the high costs of the Chapter 11 Cases and related fees;
•our ability to maintain relationships with payors, suppliers, employees, and other third parties as a result of the Chapter 11 Cases;
•Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of other pending litigation and the outcome of the Chapter 11 Cases in general;
•the length of time that we will operate with Chapter 11 protection;
•the sufficiency of the Company's cash on hand and ability to obtain sufficient financing to allow us to conduct our business during the pendency of the Chapter 11 Cases, confirm a plan of reorganization, or sell some or all of our assets during the bankruptcy proceedings in orderly fashion;
•third-party motions in the Chapter 11 Cases, which may interfere with our ability to confirm and consummate the plan of reorganization or another restructuring transaction, including motions by third parties that may force us into Chapter 7 proceedings under the Bankruptcy Code, rather than Chapter 11 proceedings; and
•our ability to continue as a going concern.
Because of the risks and uncertainties associated with the Chapter 11 Cases, we may not be able to accurately predict or quantify the ultimate impact the Chapter 11 Cases may have on our business, financial condition, results of operations and cash flows, nor can we accurately predict the ultimate impact the Chapter 11 Cases may have on our corporate or capital structure.
Prior to 2021, we never generated any product revenue and may never be profitable.
We have one product approved for commercialization in the U.S., EU, and Japan for two ultra-rare diseases. Zokinvy works to (i) reduce the risk of mortality in HGPS, and (ii) treat processing-deficient PL with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations. Zokinvy was approved by the FDA in November 2020 and launched commercially in the U.S. in January 2021. In July 2022, our MAA for Zokinvy was approved by the EC, under the exceptional circumstances procedure. The MA is subject to the EMA’s continued review on an annual basis of new efficacy and safety information which may become available. Our ability to generate substantial revenue and achieve profitability depends on our ability to (i) obtain the regulatory and marketing approvals necessary to commercialize Zokinvy in foreign jurisdictions, alone or with strategic collaboration partners, and (ii) to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, more of our product candidates in the U.S. or foreign jurisdictions. We do not anticipate generating significant product revenue for the foreseeable future. Our ability to generate future product revenue depends heavily on our success in many areas, including, but not limited to:
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

Even if we obtain additional product approvals for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our current portfolio of product candidates has been in-licensed from third parties and we will have to develop or acquire manufacturing capabilities in order to continue development and potential commercialization of our product candidates. Additionally, if we are not able to generate sufficient revenue from the sale of any approved products, we may never become profitable.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights.
To the extent that we raise additional capital through the sale of equity, debt or other securities convertible into equity, stockholder ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect your rights as a common stockholder such as the Loan and Security Agreement we entered into with Innovatus Life Sciences Lending Fund I, LP (Innovatus) in June 2022 (the Innovatus Loan). The Innovatus Loan was a $75.0 million debt financing arrangement with Innovatus wherein we borrowed the first tranche of $40.0 million upon closing of the debt financing in June 2022. The Innovatus Loan is secured by perfected first priority liens on our assets. The Innovatus Loan includes customary events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse change events, certain cross defaults and judgments, and insolvency. The Innovatus Loan provides that upon the filing of the Bankruptcy Petitions, the principal amount together with accrued and unpaid fees and interest thereon shall become immediately due and payable. However, any efforts to enforce such payment obligations under the Innovatus Loan are automatically stayed as a result of the Bankruptcy Petitions, and the creditors’ rights of enforcement in respect of the Innovatus Loan are subject to the applicable provisions of the Bankruptcy Code. In connection with this default or any other default, the lenders under the Innovatus Loan can impose a 5.0% interest rate penalty, restrict access to additional borrowings under the loan and security agreement and accelerate the maturity of the debt, any of which could materially affect our liquidity and ability to fund our operations.
If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or future revenue streams or grant licenses on terms that are not favorable to us. In addition, while we are seeking strategic partners for our virology assets, lonafarnib and peginterferon lambda, we may not be able to identify strategic partners, or enter into agreements on terms favorable to us, or at all. In addition, such transactions may require consents from third parties, which we may be unable to obtain. Further, our ability to raise additional capital may be adversely impacted by worsening global economic conditions and continuing disruptions to and volatility in the credit and financial markets in the U.S. and worldwide. We cannot assure you that we will be able to obtain additional funding if and when necessary to fund our entire portfolio of product candidates to meet our projected plans. If we are unable to obtain funding on a timely basis, we may be required to delay or discontinue one or more of our development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on potential business opportunities, which could materially affect our business, financial condition, and results of operations.
Covenants in the Innovatus Loan restrict our business and operations in many ways, and if we do not effectively comply with our covenants, our financial conditions and results of operations could be adversely affected.
The Innovatus Loan provides for up to $75.0 million in term loans due on August 31, 2027, of which $41.5 million in principal is outstanding as of December 31, 2023. All of our current and future assets, secure our borrowings under the Innovatus Loan. The Innovatus Loan requires that we comply with certain covenants applicable to us, including among other things, covenants restricting dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of the covenants could result in a default under the Innovatus Loan, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable. The Innovatus Loan provides that upon the filing of the Chapter 11 Cases, the principal amount together with accrued and unpaid fees and interest thereon became immediately due and payable. However, any efforts to enforce such payment obligations under the Innovatus Loan are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Innovatus Loan are subject to the applicable provisions of the Bankruptcy Code. If we are unable to repay any accelerated or other amounts due, the lenders under the Innovatus Loan could proceed against the collateral granted to them to secure that debt, and our inability to use or dispose of those assets would seriously harm our business. In addition, should we be unable to comply with these covenants or if we default on any portion of our outstanding borrowings, the lenders can also impose a 5.0% interest rate penalty, restrict access to additional borrowings under the loan and security agreement, and accelerate the maturity of the debt. Any default under the Innovatus Loan, including the default discussed above, would materially affect our liquidity and ability to fund our operations and complete our planned clinical trials and regulatory filings would be substantially impaired.

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
With respect to potential commercial products, we currently have one product candidate, avexitide, that has completed Phase 2 for PBH and HI. Phase 3 study start up activities for avexitide in PBH and for avexitide in HI have been paused until additional funding is secured. It may be years before our studies are completed, and new studies are initiated, if at all.
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
Our lonafarnib-based regimens for the treatment of HDV has completed Phase 3 studies with endpoints intended to support accelerated approval. The primary endpoint for the D-LIVR study, the Phase 3 study of lonafarnib-based regimens, is a composite of a > 2 log reduction in HDV RNA and ALT normalization at end of 48 weeks of treatment and is intended to support accelerated approval. The study endpoints were previously achieved in Phase 2 studies and are consistent with FDA guidance on the development of treatments for HDV. While these proposed endpoints are designed to be consistent with FDA guidance, there is no assurance that approval will be granted on a timely basis, or at all. FDA may disagree that the design of, or results from, our studies supporting accelerated approval. Additionally, the FDA could require us to conduct further studies or trials prior to granting approval of any type, including by determining that approval through the Accelerated Approval Program is not appropriate and that our clinical trials may not be used to support approval through the conventional pathway. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. There also can be no assurance that after subsequent FDA feedback we will continue to pursue approval through the Accelerated Approval Program. A failure to obtain approval through the Accelerated Approval Program could result in a longer time period to obtain approval of our product candidates, could increase the cost of their development, could delay our ability to commercialize our products and could significantly harm our financial position and competitive position in the marketplace.
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
FDA may also modify or enhance trial requirements which may affect enrollment. In August 2023, FDA published a guidance document, Informed Consent, Guidance for IRBs, Clinical Investigators, and Sponsors, which supersedes past guidance and finalizes draft guidance on informed consent. Further, in December 2023, FDA published a final rule, Institutional Review Board Waiver or Alteration of Informed Consent for Minimal Risk Clinical Investigations, which allows exceptions from informed consent requirements when a clinical investigation poses no more than minimal risk to the human subject and includes appropriate safeguards to protect the rights, safety, and welfare of human subjects. FDA’s new guidance document and rule present evolving requirements for informed consent which may affect recruitment and retention of patients in clinical trials. Effects on recruitment and retention of patients may hinder or delay a clinical trial and could cause a significant setback to an applicable program.
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
•failure to perform the clinical studies in accordance with good clinical practice (GCP) requirements, or applicable foreign regulatory guidelines;
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
Any inability to successfully complete clinical development and obtain regulatory approval could result in additional costs to us or impair our ability to generate revenue. Further, requirements regarding clinical trial data may evolve which could cause delay or result in additional costs. In June 2023, FDA published a draft guidance, E6(R3) Good Clinical Practice (GCP), which seeks to unify standards for clinical trial data for ICH member countries and regions. Changes to data requirements may cause FDA or comparable foreign regulatory authorities to disagree with data from preclinical studies or clinical trials, and may require further studies.
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
We are subject to ongoing regulatory requirements related to the U.S., EU, and Japan approvals of Zokinvy, and if we obtain additional regulatory approvals for a product candidate, we will be subject to additional ongoing regulatory requirements.
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
The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently aware of various existing therapies that may compete with our product candidates. For example, we have competitors both in the United States and internationally, including multinational pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies. Some of the pharmaceutical and biotechnology companies we expect to compete with include Recordati, MBX Bioscience, Vogenx, Zealand Pharmaceuticals, Rezolute, and Hanmi Pharmaceuticals as well as other smaller companies or biotechnology start-ups and large multinational pharmaceutical companies. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring, or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization, and market penetration than we do. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.
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
The pricing, coverage and reimbursement of our products must be sufficient to support our commercial efforts and other development programs and the availability and adequacy of coverage and reimbursement by governmental and private payors are essential for most patients to be able to afford expensive treatments, particularly in Orphan Drug designated indications where the eligible patient population is small. Sales of our products will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid for or reimbursed by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or government authorities, private health insurers, and other third-party payors. If coverage and reimbursement are not available, or are available only in limited amounts, we may have to subsidize products or we may not be able to successfully commercialize our products. For example, Zokinvy for patients with HGPS and processing-deficient PL is provided under an expanded access program may not result in reimbursement.
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
We are a party to a number of intellectual property license and supply agreements that are important to our business and expects to enter into additional license agreements in the future. Our existing agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, purchasing, supply and other obligations on us. If we fail to comply with our obligations under these agreements, including those relating to our entering the Chapter 11 Cases, our agreements may be subject to termination by the licensor, in which event we would not be able to develop, manufacture or market products covered by the license or subject to supply commitments.
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
On December 14, 2022, David Cory resigned as our President and CEO and a member of our Board, and on January 3, 2023, Sriram Ryali notified the Company of his resignation as the Company’s CFO, effective January 20, 2023, and on February 17, 2023, Erik Atkisson resigned as our General Counsel, Corporate Secretary and Chief Compliance Officer. The Company has also experienced recent turnover in its financial reporting function. Additionally, effective February 2, 2024, Eldon Mayer resigned as the Company’s Chief Commercial Officer.
In June 2023, the Board appointed Dr. David Apelian as the Company’s CEO. We are highly dependent on Dr. Apelian, who has remained a member of the Board following his appointment. On April 13, 2023, Eiger announced the appointments of William G. Kachioff as Chief Financial Officer, and James A. Vollins as General Counsel, Chief Compliance Officer and Corporate Secretary, to the Company's management team.
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
Also, there has been heightened governmental scrutiny over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in Congressional and federal agency inquiries regarding pricing and related practices, as well as proposed and enacted federal and state legislation and regulation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, the American Rescue Plan Act of 2021 included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Previously, under the ACA, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. Effective January 1, 2024, manufacturers’ Medicaid Drug Rebate Program rebate liability is no longer capped, potentially resulting in a manufacturer paying more in Medicaid Drug Rebate Program rebates than it receives on the sale of certain covered outpatient drugs.
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
Since the IRA was enacted, CMS has taken various steps to implement the drug pricing provisions of the law. This includes, without limitation, on June 30, 2023 issuing guidance detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026, on August 29, 2023, releasing the initial list of 10 drugs subject to price negotiations; and on
December 14, 2023 releasing a list of 48 Medicare Part B products that had adjusted coinsurance rates based on the inflationary rebate provisions of the IRA for the time period of January 1, 2024 to March 31, 2024. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry (including orphan drug development), several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the HHS, the Secretary of HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. We cannot predict the likelihood, nature or extent of other healthcare or drug pricing reforms that may arise from future legislation or other administration action nor can we predict how, or to what extent, the drug pricing policies or future healthcare reforms will affect our products. However, we expect these initiatives to increase pressure on drug pricing.
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
In April 2023, the European Commission published proposals to revise the existing European legislation on medicinal products (“EU Pharma Law Review”). The revision consists of two proposals, a new directive and a new regulation (“EU Pharma Law Proposal”), that would amend and/or repeal and replace the relevant legislation concerning medicinal products for human use, including legislation concerning orphan medicinal products and medicinal products for paediatric use. The EU Pharma Law Review could have a significant impact on the RDP available for to innovative medicinal products in the EU. If adopted in current form, the EU Pharma Law Proposal would reduce the current baseline for data exclusivity from eight to six years, extensible under certain conditions. Such RDP reduction could lead to a faster access to the EU market for generics and biosimilars. The EU Pharma Law Review could have a significant impact on the designation of and incentives offered to orphan medicinal products in the EU. If adopted in current form, the EU Pharma Law Proposal would introduce the possibility for the Commission, by way of delegated acts, to derogate from the current prevalence criterion, and introduce specific criteria for certain conditions, due to the characteristics of such conditions or other scientific reasons. The EU Pharma Law Proposal also proposes changes to the current orphan market exclusivity (“OME”) approach. If adopted in the current form, the EU Pharma Law Proposal would in most cases reduce the duration of the OME, and replace the current system with separate OME periods for each new indication, to a system with a single OME period for each active substance. The EU Pharma Law Review could have a significant impact on paediatric medicinal products. If adopted in the current form, the EU Pharma Law Proposal would introduce a new evolutionary PIPs system for certain types of developments, allowing the submission of an initial high level PIP, to be subsequently completed at precise stages in the development. The greater flexibility granted by this step-wise approach could be offset by the more stringent scrutiny over PIPs by the EMAw. In addition, the EU Pharma Law Proposal could introduce the obligation to place medicinal products authorized for a paediatric indication on the market of all Member States where the medicinal product is already placed on the market.
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
•The Physician Payments Sunshine Act, which requires, among others, manufacturers of certain drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to certain payments and other transfers of value to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists, and licensed chiropractors), teaching hospitals, physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, and certified nurse midwives, as well as tracking and reporting of ownership and investment interests held by U.S.-licensed physicians and their immediate family members and applicable group purchasing organizations;
•the Federal Food, Drug, and Cosmetic Act (FDCA), which, among other things, prohibits the adulteration and misbranding of drugs and biological products;
•state law equivalents of each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payors, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws requiring the registration of pharmaceutical sales representatives; state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and federal and state laws requiring the disclosure of certain drug pricing information; and
•the EU GDPR and/or the UK GDPR (together, GDPR) and other EU Member State or English data protection legislation, which require data controllers and processors to (i) implement administrative, physical, technical, and organizational safeguards to protect personal information; (ii) establish an appropriate and valid legal basis for processing personal information (iii) comply with accountability transparency requirements regarding the processing of personal information, which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing; (iv) comply with data protection rights of data subjects including a right of access to and rectification of personal information, a right to obtain restriction of processing or to object to processing of personal information, a right to ask for a copy of personal information to be provided to a third party in a useable format and erasing personal information in certain circumstances; (v) report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72 hours, where feasible); (vi) obtain explicit consent for collection of sensitive personal information such as health data; and (vii) consider data protection as any new products or services are developed and to limit the amount of personal information processed. In addition, the GDPR prohibits the international transfer of personal information outside of the EU and/or the UK including to the U.S., unless made to a country deemed to have adequate data privacy laws by the European Commission and/or the UK or a data transfer mechanism in accordance with the GDPR (as applicable) has been put in place.

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
Additionally, we may be affected by developments relating to the 340B Drug Pricing Program. Recently, multiple manufacturers have implemented policies to reduce diversion and inappropriate claims for discounts and rebates by contract pharmacies affiliated with 340B-eligible entities. The Department of Health and Human Services has sent several of these manufacturers letters claiming that the policies violate the 340B statue and referring the manufacturers for potential enforcement action. Manufacturers have challenged these letters in federal court, and the U.S. Court of Appeals for the Third Circuit has ruled in favor of several manufacturers; other challenges are still pending. Further, Arkansas and Louisiana recently enacted laws requiring manufacturers to ship 340B drugs to certain contract pharmacies and imposing penalties on manufacturers that do not comply. Both laws have been challenged in federal court. Other states are considering similar laws, and federal legislation has been proposed as well. It is unclear how this pending litigation, recent and proposed legislation, or future administrative action relating to the 340B program will impact our business.
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
Our business has been adversely affected by and could be materially adversely affected in the future by the effects of disease outbreaks, epidemics and pandemics including the continuing effects of the COVID-19 outbreak. We had a significant number of clinical trial sites, and continue to depend on manufacturing operations for various stages of our supply chain, in countries that were directly affected by COVID-19.
Our business has been adversely affected by COVID-19 and could be materially and adversely impacted by COVID-19 or other health epidemics in regions where we have significant manufacturing facilities, concentrations of clinical trial sites or other business operations. The effects of COVID-19 or other epidemics and government and other responses thereto, including any resumption of shelter-in-place orders or work-from-home policies, may continue to negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which would depend, in part, on the length and severity of any restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.
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
COVID-19 may continue to adversely affect our business operations, and the extent of the impact on our clinical development and regulatory efforts and the value of and market for our common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. In addition, to the extent COVID-19 or another health epidemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.
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
Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies, including very recently in connection with global macroeconomic and geopolitical conditions, which volatility has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments, may also adversely affect the trading price of our common stock.
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
We have incurred and will continue to incur significant legal, accounting and other expenses associated with public company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC. These rules and regulations impose significant legal and financial compliance costs and make some activities more time-consuming and costly. For example, our management team consists of certain executive officers who have not previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. In addition, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers, which may adversely affect investor confidence and could cause our business or stock price to suffer.

As a result of the Chapter 11 Cases, our common stock will be delisted from Nasdaq, which could have a material adverse effect on the liquidity of our common stock and our stock price.

Following our filing of the Chapter 11 Cases, we received written notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC notifying us that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq had determined that the Company’s common stock will be delisted from Nasdaq. Trading of our common stock will be suspended at the opening of business on April 11, 2024. Our common stock is expected to start being quoted on the over-the-counter ("OTC") market under the symbol EIGRQ.

The lack of an active market may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the fair market value of the shares of our common stock. Furthermore, because of the limited market and generally low volume of trading in our common stock, the price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets’ perception of our business, and announcements made by us, parties with whom we have business relationships or third parties with interests in the Chapter 11 Cases. Additionally, the delisting may adversely impact the perception of the Company’s financial condition and cause reputational harm with investors and parties conducting business with the Company. The perceived decreased value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention. Each of these occurrences could have a material adverse effect on our business.
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
ITEM 1B. Unresolved Staff Comments
Not applicable.

ITEM 1C. Cybersecurity
As cyber-attacks become more prevalent, we’ve taken action to mitigate the threat to our business. As described in more detail below and as part of our risk management program, we have established policies and processes for assessing, identifying, and managing material risks from cybersecurity threats. Cybersecurity is a critical element of this program.
Risk Management and Strategy
Management along with the support of a third-party IT firm are responsible for the day-to-day administration of our risk management program and our cybersecurity policies, processes, and practices.
Identification and Reporting
We implemented a cross-functional approach to assessing, identifying, and managing material cybersecurity threats and incidents. We have put in place controls and procedures to identify, classify, and escalate certain cybersecurity incidents to provide management visibility and obtain direction from management as to the public disclosure and reporting of material incidents in a timely manner. Incidents are reported and tracked through our third-party IT firm's online support system.
Technical Safeguards
We implemented technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through quarterly vulnerability assessments and cybersecurity threat intelligence, as well as outside periodic audits and certifications.
Incident Response and Recovery Planning
We have established and maintain comprehensive incident response, business continuity, and disaster recovery plans designed to address our response to a cybersecurity incident.
Third-Party Risk Management
We maintain a risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside auditors or consultants who advise on our cybersecurity systems.
Education and Awareness
We provide mandatory training for all employees and consultants regarding cybersecurity threats. The goal of the training is to equip our employees with tools and to raise their awareness of cybersecurity risks the Company faces. We conduct random training campaigns via email to test their knowledge and responses. We regularly communicate tips and current events to keep cybersecurity top of mind.
Governance
Board Oversight
Our Board of Directors, in coordination with our Audit Committee, oversees our risk management program, including the management of cybersecurity threats. Our Audit Committee receive quarterly updates on developments in the cybersecurity space, including risk management practices, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security issues encountered by our peers and third parties.
In the event of a material incident, our Board of Directors and our Audit Committee would receive from management prompt and timely information regarding any cybersecurity risk that meet reporting thresholds, as well as ongoing updates regarding any such risk.

Management’s Role
Management along with the support of a third-party IT firm are responsible for the day-to-day administration of our risk management program and our cybersecurity policies, processes, and practices.
On a monthly basis, the cross functional team meets to discuss current trends in cybersecurity threats and the response required to eliminate the threats.
As of the date of this report, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, our business strategy, results of operation or financial condition. For more information about the risks we face from cybersecurity incidents, please refer to Part I, Item 1A. “Risk Factors” of this report, including under the caption “Failure in our information technology and storage systems or our security measures, including without limitation, data breaches, or inadequacy of our business continuity and disaster recovery plans and procedures, could significantly disrupt the operation of our business.”
ITEM 2. Properties
Our corporate headquarters are located at 2155 Park Blvd in Palo Alto, California 94306 in a facility we lease encompassing 8,029 square feet of office space. The lease commenced on March 1, 2018 and was to expire five years after the commencement date. The lease had one three-year renewal option prior to expiration and included rent escalation clauses through the lease term. In February 2023, we amended the lease to extend the lease term for an additional year from March 1, 2023 to February 28, 2024. In February 2024, we amended the lease to reduce the space to 1,881 square feet of office space and extend the lease term for an additional month from March 1, 2024 to April 1, 2024 with a month to month option to renew.
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
The Progeria Research Foundation, Inc. v. Eiger BioPharmaceuticals, Inc. Arbitration
On November 15, 2022, the Company received a demand for arbitration (Demand) from claimant, The Progeria Research Foundation, Inc. (PRF), asserting two claims under a May 15, 2018 Collaboration and Supply Agreement (the PRF Collaboration Agreement) between the parties. PRF has alleged that the Company breached an obligation to supply quantities of a drug as requested by PRF. PRF also has a claim for declaratory relief regarding the grant of licenses under the PRF Collaboration Agreement. On January 18, 2023, the Company filed a response to the Demand denying PRF’s claims, contesting the arbitrability of PRF’s claim for declaratory relief, and asserting a counterclaim for declaratory relief related to the contractual provision underlying PRF’s original drug supply claim. To give the parties an opportunity to discuss a potential negotiated resolution of their dispute, the arbitration was suspended through the end of 2023. As a result, all arbitration activities were on hold, and the final hearing, originally scheduled for May 9 - 12 , 2023, in Boston, Massachusetts, was cancelled. On February 29, 2024, the Company and PRF negotiated and entered into an amended and restated agreement. The amended and restated collaboration agreement with PRF confirms the Company's exclusive right to commercialize Zokinvy subject to terms and conditions of the Agreement. On March 1, 2024, the arbitration was dismissed with prejudice by both parties.

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
In January 2024, following approval by the Company’s stockholders at a special meeting of stockholders held in December 2023, our board of directors approved a certificate of amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of shares of our common stock on a 1-for-30 basis (Reverse Stock Split), which was effected on January 5, 2024. All share data and per share data amounts included in this Annual Report on Form 10-K have been retrospectively adjusted to reflect the effect of the Reverse Stock Split.

On April 2, 2024, the Company received written notice from the Listing Qualifications Department of the Nasdaq Stock Market LLC (Nasdaq) notifying the Company that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq had determined that the Company’s common stock will be delisted from Nasdaq. The Delisting Notice also advises the Company of its right to appeal Nasdaq’s determination pursuant to procedures set forth in Nasdaq Listing Rule 5800 Series. The Company does not intend to pursue an appeal.

Trading of the Company's common stock will be suspended at the opening of business on April 11, 2024. Nasdaq will file a Form 25-NSE with the Securities and Exchange Commission, which will remove the Company's common stock from listing and registration on Nasdaq. As a result, the Company's common stock is expected to begin trading on the over-the counter ("OTC") market on April 11, 2024. On the OTC market, shares of the Company's common stock, which previously traded on the Nasdaq under the symbol EIGR, are expected to trade under the symbol EIGRQ.
Holders of Record
As of April 4, 2024, there were approximately 17 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
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

Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2023:

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options ($/share)	(c) Number of Shares Remaining Available For Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(1)	(2)
Equity compensation plans approved by stockholders(3)	186,149	$167.68	228,478
Equity compensation plans not approved by stockholders	—	—	—
Total	186,149	$167.68	228,478
(1)The amount shown in column (a) includes 180,151 outstanding options and 5,998 restricted and performance stock units.
(2)The weighted average exercise price in column (b) includes options only as restricted and performance stock units do not have an exercise price.
(3)As of December 31, 2023, the number of securities remaining available for issuance in column (c) includes 203,891 shares available for future issuance in the form of options or restricted stock, restricted or performance stock units, or restricted stock awards under our Amended and Restated 2013 Equity Incentive Plan and 2021 Inducement Plan and 24,587 shares remained available for future issuance under our 2013 Employee Stock Purchase Plan (ESPP).

Unregistered Sales of Equity Securities
None
Issuer Purchases of Equity Securities
None
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
Overview
In June 2023, in connection with an extensive portfolio prioritization review, we announced that the Company is focusing its clinical development efforts on advancing avexitide in hyperinsulinemic hypoglycemia (HH) indications. We will continue to commercialize Zokinvy for the treatment of Hutchinson-Gilford progeria syndrome (HGPS) and processing-deficient progeroid laminopathies (PL). In addition, we are evaluating strategic partnering options for our virology assets, lonafarnib and peginterferon lambda. During 2023, we have also undertaken certain cost savings initiatives, including a 55% reduction in workforce to date and efforts to reduce spending related to our hepatitis delta (HDV) development program. In June 2023, we also announced that we had appointed David Apelian, MD, PhD, MBA, who had served as interim CEO since December 2022, as our next CEO.
Avexitide is a well characterized, first-in-class glucagon-like peptide-1 (GLP-1) antagonist and is in development for the treatment of post-bariatric hypoglycemia (PBH) and other forms of hyperinsulinemic hypoglycemia (HH) arising after gastrointestinal surgeries. These disorders are characterized by exaggerated secretion of GLP-1 after meals, dysregulated secretion of insulin, and a rapid drop in blood sugar. Avexitide is the only drug in development for PBH with Breakthrough Therapy designation by the U.S. Food and Drug Administration (FDA). Avexitide is also in development for congenital hyperinsulinism (HI), an ultra-rare, life-threatening, pediatric disorder of persistent hypoglycemia that results in irreversible brain damage in up to 50% of children with the condition. Avexitide has completed Phase 2 for both PBH and HI, and Phase 3 study start-up activities for PBH and HI were initiated. However, further Phase 3 activities have been paused until additional funding is secured. In connection with our Phase 3 start-up activities, we have observed low levels of product-related impurities in the finished drug product. Although not unusual for this class of compounds, we are working with our Contract Manufacturing Organizations (CMOs) to control these materials to ensure that an adequate supply of materials with a sufficient shelf-life can be released for Phase 3 studies. On November 20, 2020, the FDA approved our first commercial product, Zokinvy, to reduce the risk of mortality of HGPS and for treatment of processing-deficient PL with either heterozygous LMNA mutation with progerin-like protein accumulation, or homozygous or compound heterozygous ZMPSTE24 mutations. Collectively known as progeria, these are ultra-rare and rapidly fatal genetic conditions of accelerated aging in children. On July 20, 2022, we announced that the EC granted MA under exceptional circumstances for Zokinvy for the treatment of progeria through the centralized procedure. The MA is valid for 5 years from date of authorization in all 27 EU member states plus Iceland, Liechtenstein, and Norway and is subject to annual reassessment of the benefit/risk profile based on the requirements set forth in the MA under exceptional circumstances. In May 2022, the Pharmaceutical Division at The Ministry of Health of Israel granted regulatory approval for Zokinvy in Israel. In August 2022, marketing authorization of Zokinvy was granted by the UK's Medicine and Healthcare products Regulatory Agency (MHRA) as part of the UK's European Commission Decision Reliance Procedure. In January 2024, Eiger and its partner AnGes, Inc. received marketing approval in Japan from the Ministry of Health, Labour and Welfare for Zokinvy for the treatment of HGPS and processing-deficient progeria laminopathies.
We commercially launched Zokinvy in the U.S. in January 2021 and in Europe in November 2022 and started to record product revenue in the first quarter of 2021. Our first European sales were recognized in the fourth quarter of 2022.
We continue to evaluate strategic partnering options for our virology assets: lonafarnib, a first-in-class, oral prenylation inhibitor for HDV, and peginterferon lambda, a potential first-in-class interferon for respiratory viruses such as COVID-19, influenza, and RSV.
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
For peginterferon lambda, in September 2023, we announced our decision to discontinue the Phase 3 LIMT-2 study of peginterferon lambda in patients with chronic HDV. The decision was based on the recommendation of the Data Safety Monitoring Board (DSMB) for the study following its quarterly safety review. The DSMB recommended the discontinuation of the LIMT-2 study due to observations of four patients with hepatobiliary events that resulted in liver decompensation. Potential remains for peginterferon lambda for development in respiratory diseases such as COVID-19 and influenza, as well as other virology indications.
We have historically incurred operating losses in each year since inception and we expect to incur losses for the foreseeable future. We had a net loss of $75.0 million and $96.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $512.2 million. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.
We expect to incur significant expenses and increasing operating losses for at least the next several years as we initiate and continue the clinical development of, and seek regulatory approval for, and potentially commercialize our product candidates, which will require the addition of new personnel and upgrades to our information technology systems. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs and efforts to achieve additional regulatory approvals. We have completed a program prioritization assessment.
Voluntary Filing Under Chapter 11
As previously reported in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (SEC) on April 1, 2024, we commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas (Bankruptcy Court). The Chapter 11 proceedings are jointly administered under the caption In re Eiger BioPharmaceuticals, Inc., et al, Case No. 24-80040. (Chapter 11 Cases). We continue to operate our business in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On March 31, 2024, we entered into a “stalking horse” asset purchase agreement (Asset Purchase Agreement) with Sentynl Therapeutics, Inc. (Purchaser), pursuant to which the Purchaser has agreed to acquire substantially all of the rights of the Company to its Zokinvy® program, including the Company’s in-license from Merck Sharp & Dohme Corp. (successor-in-interest of Schering Corporation) (Transferred Assets). The acquisition of the Transferred Assets by the Purchaser pursuant to the Asset Purchase Agreement is subject to approval of the Bankruptcy Court and one or more auctions, if necessary, to solicit higher or otherwise better bids. On April 1, 2024, we filed a motion (Bidding Procedures Motion) seeking approval of, among other things, certain bidding procedures (Bidding Procedures), which will establish procedures for the selection of the highest or otherwise best bids for the sale of the Transfer Assets and other assets. Other interested bidders would be permitted to participate in the auction if they submit qualifying bids that are higher or otherwise better than the Asset Purchase Agreement. The Asset Purchase Agreement acts as a baseline for competitive bids for the acquisition of the Transferred Assets. The Bidding Procedures Motion additionally seeks the Bankruptcy Court’s approval of the Asset Purchase Agreement and designation of the Purchaser as the “stalking horse” bidder for the Transferred Assets.

Under the Asset Purchase Agreement, the Purchaser has agreed, subject to the Bankruptcy Court’s approval and absent any higher or otherwise better bid, to acquire the Transferred Assets from the Debtors for $26 million, subject to certain adjustments, including per diem reductions if the sale closes after April 24, 2024, in accordance with the terms and conditions of the Asset Purchase Agreement, plus the assumption of specified liabilities related to the Transferred Assets. The Asset Purchase Agreement includes customary representations and warranties and various customary covenants under the circumstances that are subject to certain limitations, including, without limitation, a termination fee, expense reimbursement and the right to designate executory contracts and unexpired leases to assume or reject. On April 3, 2024, the Purchaser increased the purchase price to $30 million, subject to certain adjustments, including per diem reductions if the sale closes after April 24, 2024.

Recent Developments
Reverse Stock Split
In January 2024, following approval by the Company’s stockholders at a special meeting of stockholders held in December 2023, our board of directors approved a certificate of amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of shares of our common stock on a 1-for-30 basis (Reverse Stock Split), which was effected on January 5, 2024. All share data and per share data amounts included in this Annual Report on Form 10-K have been retrospectively adjusted to reflect the effect of the Reverse Stock Split.
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
The largest component of our operating expenses has historically been the investment in clinical trials, including contract manufacturing arrangements, clinical trial material related costs and other research and development activities. However, we do not allocate internal research and development costs, such as salaries, benefits, stock-based compensation expense and indirect costs to product candidates on a program-specific basis. The following table shows our research and development expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Product candidates:
Lonafarnib	$21,816	$25,643
Peginterferon Lambda	16,688	21,563
Avexitide	6,178	9,596
Internal research and development costs	17,649	18,480
Total research and development expense	$62,331	$75,282
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of personnel costs, allocated expenses, expenses for outside professional services, including legal, audit, accounting services, insurance costs and costs associated with being a public company, and commercial related expenses. Personnel costs consist of salaries, benefits and stock-based compensation. Allocated expenses consist of facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation expense and other supplies. Our expenses include costs related to compliance with the rules and regulations of the SEC, insurance, investor relations, banking fees and other administrative expenses and professional services. We expect our selling, general and administrative expenses to increase in the future due to sales and marketing activities from the commercialization of our product candidates.
Interest Expense
Interest expense consists of interest on our long-term borrowings.
Interest Income
Interest income consists of interest earned on our investments in debt securities and cash equivalents.
Other (expense) income, net
Other (expense) income, net primarily consists of foreign currency translation loss from the significant volatility of the foreign currency exchange rates during the year ended December 31, 2023. Other (expense) income, net during the year ended December 31, 2022 primarily consists of the loss on extinguishment of debt.
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
Accrued Research and Development Costs
We accrue for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated services provided but not yet invoiced and include these costs in accrued liabilities in the consolidated balance sheets and within research and development expenses in the consolidated statements of operations. We accrue for these costs based on factors such as estimates of the work completed made by our internal personnel and third-party service providers and in accordance with agreements established with our third-party service providers. We make judgments and estimates in determining the accrued liabilities balance in each reporting period and although we do not expect our estimate to be materially different from amounts actually incurred, as actual costs become known, we adjust our accrued liabilities. Through December 31, 2023, there have been no material differences from our accrued estimated expenses to the actual clinical trial and manufacturing development expenses.
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

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,		$ Change	% Change
	2023	2022
Product revenue, net	$15,523	$12,734	$2,789	22%
Other revenue	250	750	(500)	(67)%
Total revenue	15,773	13,484	2,289	17%
Costs and operating expenses:
Cost of sales	24	1,837	(1,813)	(99)%
Research and development	62,331	75,282	(12,951)	(17)%
Selling, general and administrative	25,204	29,105	(3,901)	(13)%
Total costs and operating expenses	87,559	106,224	(18,665)	(18)%
Loss from operations	(71,786)	(92,740)	20,954	(23)%
Interest expense	(5,466)	(4,132)	(1,334)	32%
Interest income	2,208	1,082	1,126	104%
Other (expense) income, net	87	(963)	1,050	(109)%
Loss before provision for income taxes	(74,957)	(96,753)	21,796	(23)%
Provision for income taxes	6	23	(17)	(74)%
Net loss	$(74,963)	$(96,776)	$21,813	(23)%
*Percentage not meaningful or not material.
Product revenue, net
Product revenue, net increased by $2.8 million to $15.5 million for the year ended December 31, 2023, from $12.7 million for the same period in 2022. The increase was primarily due to an increase of $1.9 million in sales under the ATU program in France and a $1.2 million increase in product sales in Germany during the period. It was partially offset by a decrease of $0.5 million in U.S. sales.
Other revenue
Other revenue decreased by $0.5 million to $0.3 million for the year ended December 31, 2023, from $0.8 million for the same period in 2022. The decrease was primarily due to the timing of certain upfront payments received under the terms of the MDA with AnGes.
Cost of sales
Cost of sales decreased by $1.8 million to $24,000 for the year ended December 31, 2023, from $1.8 million for the same period in 2022. The decrease was primarily due to a non-conforming batch of inventory that was written off during the year ended December 31, 2022 and a reversal of an inventory accrual related to a non-conforming batch of product where we were notified in the second quarter of 2023 that we were no longer obligated to pay for such product.
Research and development expenses
Research and development expenses decreased by $13.0 million to $62.3 million for the year ended December 31, 2023, from $75.3 million for the same period in 2022. The decrease was primarily due to a $5.0 million decrease in milestone expenses related to the Phase 3 LIMT-2 study of peginterferon lambda for HDV under our License Agreement with Bristol-Myers Squibb Company, which occurred in March 2022, a $3.5 million decrease in outside services across programs including consulting and advisory services due to a decline in spending on peginterferon lambda programs, a $3.3 million decrease in clinical and contract manufacturing expenditures due to decline in manufacturing costs for peginterferon lambda and avexitide, and a $1.0 million decrease in compensation and personnel related expenses, including

$0.9 million in severance payouts for terminated employees resulting from a reduction in workforce. It was partially offset by a $0.3 million increase in regulatory expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased by $3.9 million to $25.2 million for the year ended December 31, 2023, from $29.1 million for the same period in 2022. The decrease was primarily due to a $3.7 million decrease in compensation and personnel related expense, including severance payouts for terminated employees resulting from a reduction in workforce and a $0.3 million decrease in sales and marketing expense. This was partially offset by a $0.1 million increase in outside services, including consulting, advisory and accounting services.
Interest expense
Interest expense increased by $1.3 million compared to the same period in 2022. The increase was primarily due to an increase in the outstanding principal balance and increase in the effective interest rate of our long-term borrowings related to the Innovatus Loan.
Interest income
Interest income increased by $1.1 million compared to the same period in 2022. The increase was primarily due to an increase in interest rates.
Other (expense) income, net
Other (expense) income, net changed by $1.1 million compared to the same period in 2022. The change was primarily due to a loss on early extinguishment of the Oxford loan in 2022.
Provision for income taxes
Provision for income taxes decreased by $17,000 compared to the same period in 2022. The change was primarily due to the tax expense related to state taxes.
Liquidity and Capital Resources
Voluntary Filing Under Chapter 11
We expect to continue operations in the normal course for the duration of the Chapter 11 Cases. To ensure ordinary course operations, we have obtained approval from the Bankruptcy Court for certain “first day” motions to continue our ordinary course operations after the filing date. We will continue to fund current operations using our current cash balance. However, for the duration of our Chapter 11 Cases, our operations and our ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern are subject to a high degree of risk and uncertainty associated with our Chapter 11 Cases. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of our control, including actions of the Bankruptcy Court.
Sources of Liquidity
As of December 31, 2023, we had $25.4 million of cash and cash equivalents, and an accumulated deficit of $512.2 million.
On June 1, 2022, we entered into the Innovatus Loan with Innovatus, providing for up to $75.0 million funded in three tranches with a maturity date of August 31, 2027. We were funded $40.0 million in June 2022 at the closing, of which approximately $33.5 million was used to pay off the Oxford Loan. We recorded a loss of $1.1 million on early extinguishment of the debt which was recognized as a component of Other (expense) income, net in the consolidated statement of operations and comprehensive loss. As part of the agreement with Innovatus, we are required to maintain a cash balance of not less than 5% of the aggregate principal amount of funded and outstanding term loans at all times. The Innovatus Loan provides that upon the filing of the Bankruptcy Petitions, the principal amount together with accrued and unpaid fees and interest thereon shall become immediately due and payable. However, any efforts to enforce such payment obligations under the Innovatus Loan are automatically stayed as a result of the Bankruptcy Petitions, and the creditors’ rights of enforcement in respect of the Innovatus Loan are subject to the applicable provisions of the Bankruptcy Code.
On March 25, 2022, we entered into an Open Market Sale AgreementSM with Jefferies, pursuant to which we can sell up to a maximum of $50.0 million of our common stock in offerings that are deemed “at the market” offerings as defined in Rule 415 under the Securities Act, under Eiger’s currently effective shelf registration statement (the 2022 ATM Facility). In April 2022, we completed offerings from the 2022 ATM facility for a total of 89,539 shares (adjusted to reflect the 1-for-30 reverse stock split effected on January 5, 2024) of our common stock resulting in net proceeds of $20.8 million, after deducting commissions costs. No additional offerings have been completed since April 2022. We did not sell shares under the 2022 ATM Facility during 2023. The registration statement registering the offer and sale of shares pursuant to the 2022 ATM Facility expired in December 2023. To the extent that we raise additional capital through the sale of equity, including offerings of debt or other securities convertible into equity, stockholder ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. In addition, based on our public float as of the filing of this Annual Report on Form 10-K, we are only permitted to file a shelf registration statement subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75.0 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules.
Based on our recurring losses from operations incurred since inception, expectation of continuing operating losses and negative cash flows for the foreseeable future, and need to raise additional capital to finance our future operations, management has concluded that there is substantial doubt regarding Eiger's ability to continue as a going concern beyond twelve months after the date that our consolidated financial statements are issued, which was a principal reason for our decision to seek bankruptcy protection under Chapter 11.
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
Our primary uses of capital are, and we expect will continue to be, sales and marketing costs for commercialization of Zokinvy, compensation and related expenses, operational, manufacturing, financial, and management personnel, and costs associated with operating as a public company. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates. We have reduced our workforce by 55% to date and have reduced spending related to our HDV development program in an effort to extend our cash runway. We are actively seeking additional capital to fund losses from operations and capital funding needs through public or private equity offerings and/or debt financings, including through potential additional collaborations or strategic partnerships with other companies, or through a combination of the foregoing. As a result of economic conditions, general global economic uncertainty, political change and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on reasonable terms. If we are unable to raise additional capital due to the volatile global financial markets, general economic uncertainty or other factors, we may need to curtail planned development or commercialization activities. The sale of additional equity, or convertible debt could result in additional dilution to our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. We can provide no assurance that financing will be available in the amounts we need or on terms acceptable to us, if at all. If we are not able to secure adequate additional funding we may be forced to delay, make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could materially harm our business.

Contractual Obligations and Other Commitments
Leases
In October 2017, we entered into a non-cancelable operating facility lease agreement commencing on March 1, 2018 and expiring in February 2023. In February 2023, we amended the lease to extend the lease by one year with a one year renewal option. The extended lease commenced on March 1, 2023 and expired on February 28, 2024. In February 2024, we amended the lease to extend the lease term for an additional month from March 1, 2024 to April 1, 2024 with a month to month option to renew. We also have additional operating leases that are not considered significant for disclosure.
Asset and License Agreements
We are obligated to make future payments to third parties under asset purchase and license agreements, including royalties and payments that become due and payable on the achievement of certain development and commercialization milestones. Refer to Note 5 and Note 6 in our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for a description of our contractual obligations as of December 31, 2023.
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
Innovatus Term Loan
On June 1, 2022, we entered the Innovatus Loan, providing for up to $75.0 million funded in three tranches with a maturity date of August 31, 2027. The floating per annum interest rate of the Innovatus Loan is equal to the sum of (a) the greater of (i) the Prime Rate published in the Money Rates section of the Wall Street Journal (or any successor thereto) and (ii) 3.5%, plus (b) 3.75%; provided that, at the election of the Borrower, up to 2.25% of such rate shall be payable in-kind until the third anniversary of the closing date. We received $40.0 million in June 2022 on the closing date under Tranche A. Given the event of default was triggered upon our bankruptcy petition filing, no additional tranches are available to the Company.
Additionally, in connection with entering into the Innovatus Loan, we entered into a Stock Purchase Agreement with Innovatus for the sale of common stock with an aggregate value of $5.0 million. On June 1, 2022, we issued 24,967 shares of common stock to Innovatus at a per share purchase price of $200.25, the preceding five-day volume weighted average price per share (in each case as adjusted to reflect the 1-for-30 reverse stock split effected on January 5, 2024).
A portion of the loan proceeds was used to repay in full the approximately $33.5 million of aggregate principal amount, unpaid interest, and exit fees in connection with our loans then outstanding and owed to Oxford Finance LLC. Refer to Note 7 of our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for additional details.
Off-Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules of the SEC and do not have any holdings in variable interest entities.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(74,548)	$(83,010)
Net cash provided by investing activities	74,228	9,632
Net cash provided by financing activities	41	76,955
Effect of foreign exchange on cash and cash equivalents	(79)	—
Net (decrease) increase in cash and cash equivalents	$(358)	$3,577
Cash flows from operating activities
Cash used in operating activities for the year ended December 31, 2023 was $74.5 million, which primarily consisted of a net loss of $75.0 million, stock-based compensation expense of $5.0 million, non-cash interest expense of $1.5 million, amortization of debt securities discount of $1.1 million, reduction in the carrying amount of right-of-use assets of $0.5 million, and depreciation and amortization of $0.3 million. Additionally, cash used in operating activities reflected changes in net operating assets due to a decrease of $13.0 million in accounts payable and accrued liabilities primarily due to the timing of payments and a decrease of $0.5 million in operating lease liabilities partially offset by a decrease of $4.2 million in prepaid expenses and other current assets, a decrease of $1.9 million in other assets and a decrease of $1.6 million in inventories.
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
Cash flows from investing activities
Cash provided by investing activities for the year ended December 31, 2023 was $74.2 million, primarily consisting of $93.9 million of proceeds from maturities of debt securities, which were partially offset by $19.4 million of purchases of debt securities and $0.2 million of purchases of property and equipment.
Cash provided by investing activities for the year ended December 31, 2022 was $9.6 million, primarily consisting of $85.1 million of proceeds from maturities of debt securities, which were partially offset by $75.1 million of purchases of debt securities.
Cash flows from financing activities
Cash provided by financing activities for the year ended December 31, 2023 was $41,000, primarily consisting of $56,000 proceeds from issuance of common stock upon ESPP purchases, which were partially offset by $15,000 payment of common stock offering costs.
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

Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements adopted and not yet adopted for the year ended December 31, 2023.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Eiger BioPharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, expectation of continuing operating losses and negative cash flows, and the need to raise additional capital to finance its future operations, raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
San Francisco, California
April 8, 2024

Eiger BioPharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$25,440	$25,798
Short-term debt securities	—	73,150
Accounts receivable, net	1,682	1,749
Inventories, net	1,556	2,853
Prepaid expenses and other current assets	9,161	13,985
Total current assets	37,839	117,535
Property and equipment, net	627	696
Other assets	360	1,908
Total assets	$38,826	$120,139
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$2,115	$8,975
Accrued liabilities	9,966	15,655
Current portion of operating lease liabilities	84	491
Current portion of long-term debt	41,119	—
Total current liabilities	53,284	25,121
Debt, net	—	39,625
Operating lease liabilities	—	83
Total liabilities	53,284	64,829
Commitments and contingencies (Note 12)
Stockholders’ (deficit) equity:
Common stock, $0.001 par value, 200,000,000 shares authorized as of December 31, 2023 and 2022; 1,479,483 and 1,469,149 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1	1
Additional paid-in capital	497,866	492,802
Accumulated other comprehensive loss	(169)	(300)
Accumulated deficit	(512,156)	(437,193)
Total stockholders’ (deficit) equity	(14,458)	55,310
Total liabilities and stockholders’ (deficit) equity	$38,826	$120,139
* All periods presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on January 5, 2024. Refer to Note 1 for further information.
The accompanying notes are an integral part of these consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Product revenue, net	$15,523	$12,734
Other revenue	250	750
Total revenue	15,773	13,484
Costs and operating expenses:
Cost of sales	24	1,837
Research and development	62,331	75,282
Selling, general and administrative	25,204	29,105
Total costs and operating expenses	87,559	106,224
Loss from operations	(71,786)	(92,740)
Interest expense	(5,466)	(4,132)
Interest income	2,208	1,082
Other (expense) income, net	87	(963)
Loss before provision for income taxes	(74,957)	(96,753)
Provision for income taxes	6	23
Net loss	$(74,963)	$(96,776)
Net loss per common share:
Basic and diluted	$(50.78)	$(69.74)
Weighted-average common shares outstanding:
Basic and diluted	1,476,247	1,387,632
* All periods presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on January 5, 2024. Refer to Note 1 for further information
The accompanying notes are an integral part of these consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(74,963)	$(96,776)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale debt securities, net	200	(51)
Foreign currency translation adjustment	(69)	(100)
Comprehensive loss	$(74,832)	$(96,927)
The accompanying notes are an integral part of these consolidated financial statements.

Eiger BioPharmaceuticals, Inc.
Consolidated Statements of Stockholders’ (Deficit) Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2021	1,152,350	$1	$412,964	$(149)	$(340,417)	$72,399
Issuance of common stock upon offering at-the-market, net of $2,068 of issuance costs	284,262	—	66,110	—	—	66,110
Issuance of common stock upon exercise of stock options	1,573	—	234	—	—	234
Issuance of common stock to lender	24,967	—	5,000	—	—	5,000
Vesting of common stock issued under Product Development Agreement	—	—	19	—	—	19
Issuance of common stock upon ESPP purchase	1,594	—	158	—	—	158
Issuance of common stock upon release of restricted stock units	4,403	—	—	—	—	—
Stock-based compensation expense	—	—	8,317	—	—	8,317
Unrealized loss on available-for-sale debt securities, net	—	—	—	(51)	—	(51)
Cumulative translation adjustment	—	—	—	(100)	—	(100)
Net loss	—	—	—	—	(96,776)	(96,776)
Balance at December 31, 2022	1,469,149	1	492,802	(300)	(437,193)	55,310
Issuance of common stock upon ESPP purchase	1,709	—	56	—	—	56
Issuance of common stock upon release of restricted stock units and performance stock units	8,625	—	—	—	—	—
Stock-based compensation expense	—	—	5,008	—	—	5,008
Unrealized gain on available-for-sale debt securities, net	—	—	—	200	—	200
Cumulative translation adjustment	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	(74,963)	(74,963)
Balance at December 31, 2023	1,479,483	$1	$497,866	$(169)	$(512,156)	$(14,458)
* All periods presented have been retroactively adjusted to reflect the 1-for-30 reverse stock split effected on January 5, 2024. Refer to Note 1 for further information
The accompanying notes are an integral part of these consolidated financial statements

Eiger BioPharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net loss	$(74,963)	$(96,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	275	292
Inventory write down	8	1,043
Net amortization of premiums and accretion of discounts on investments	(1,112)	682
Loss on extinguishment of debt	—	1,144
Non-cash interest expense	1,494	1,238
Reduction in the carrying amount of right-of-use assets	475	550
Common stock issued under Product Development Agreement	—	19
Stock-based compensation	5,008	8,317
Change in operating assets and liabilities:
Accounts receivable	84	828
Inventories	1,626	(1,367)
Prepaid expenses and other current assets	4,169	(196)
Other assets	1,857	(1,265)
Accounts payable	(6,835)	1,152
Accrued liabilities	(6,145)	1,957
Operating lease liabilities	(489)	(628)
Net cash used in operating activities	(74,548)	(83,010)
Investing activities
Purchase of debt securities available-for-sale	(19,388)	(75,101)
Proceeds from maturities of debt securities available-for-sale	93,850	85,073
Purchase of property and equipment	(234)	(340)
Net cash provided by investing activities	74,228	9,632
Financing activities
Issuance of common stock upon offering at-the-market, net of commissions	—	66,402
Proceeds from issuance of common stock to lender	—	5,000
Proceeds from debt	—	39,841
Repayment of debt	—	(33,277)
Proceeds from issuance of common stock upon stock option exercises	—	234
Proceeds from issuance of common stock upon ESPP purchase	56	157
Payment of debt issuance costs	—	(1,116)
Common stock offering costs	(15)	(286)
Net cash provided by financing activities	41	76,955
Effect of foreign exchange on cash and cash equivalents	(79)	—
Net (decrease) increase in cash and cash equivalents	(358)	3,577
Cash and cash equivalents at beginning of the year	25,798	22,221
Cash and cash equivalents at end of the year	$25,440	$25,798

Supplemental disclosure of cash flow information:
Interest paid	$3,972	$2,885
Income taxes paid	$269	$64
Property and equipment purchases included in accounts payable and accrued liabilities	$7	$36
Common stock offering costs included in accounts payable and accrued liabilities	$135	$6
Right-of-use assets obtained in exchange for lease liabilities	$—	$458
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
Eiger’s lead product candidate, avexitide, is a well-characterized, first-in-class glucagon-like peptide-1 (GLP-1) antagonist and is in development for the treatment of post-bariatric hypoglycemia (PBH) and other forms of hyperinsulinemic hypoglycemia (HH) arising after gastrointestinal surgeries. These disorders are characterized by exaggerated secretion of GLP-1 after meals, dysregulated secretion of insulin, followed by a rapid drop in blood sugar. Avexitide is the only drug in development for PBH with Breakthrough Therapy designation by the U.S. Food and Drug Administration (FDA). Avexitide is also in development for congenital hyperinsulinism (HI), an ultra-rare, life-threatening, pediatric disorder of persistent hypoglycemia that results in irreversible brain damage in up to 50% of children with the condition. Avexitide has completed Phase 2 for both PBH and HI, and Phase 3 study start-up activities for PBH and HI were initiated. However further Phase 3 activities have been paused until additional funding is secured.
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
Reverse Stock Split
In January 2024, following approval by the Company’s stockholders at a special meeting of stockholders held in December 2023, the Company's board of directors approved a certificate of amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock on a 1-for-30 basis, which was effected on January 5, 2024. All share data and per share data amounts for all periods presented in the consolidated financial statements and notes thereto have been retrospectively adjusted to reflect the effect of the Reverse Stock Split.
Liquidity
As previously reported in the Company's Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on April 1, 2024, and as discussed in Note 13, the Company and its wholly owned subsidiaries commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code. See Note 13 for additional details. The

Company expects to be delisted from Nasdaq on April 11, 2024, which will have a negative impact on the Company's ability to raise capital.
As of December 31, 2023, the Company had $25.4 million of cash and cash equivalents. The Company had an accumulated deficit of $512.2 million and negative cash flows from operating activities as of December 31, 2023. As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenues to support its cost structure. The Company may never achieve profitability, and until it does, the Company will need to continue to raise additional capital. Based on its recurring losses from operations incurred since inception, expectation of continuing operating losses and negative cash flows for the foreseeable future, need to raise additional capital to finance its future operations, and given the current cash, cash equivalents and short-term securities balance, the Company has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern beyond twelve months after the date that these consolidated financial statements are issued, which was a principal reason for our decision to seek bankruptcy protection under Chapter 11.
The registration statement registering the offer and sale of shares pursuant to the 2022 ATM Facility expired in December 2023. To the extent that the Company raises additional capital through offerings of debt or other securities convertible into equity, stockholder ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of holders of our common stock. The Company has not raised any proceeds under the 2022 ATM Facility during 2023. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company reclassified its long term debt to current liabilities on its consolidated balance sheet as of December 31, 2023, in connection with its recent filing of Chapter 11, as discussed in Note 7 and Note 13.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates including, but not limited to, those related to the estimated useful lives of long-lived assets, clinical trial accruals, fair value of assets and liabilities, fair value of investments, and stock-based compensation. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.
Concentrations of Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and investments. The Company’s cash is held by financial institutions in the United States and Ireland. Amounts on deposit may at times exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents and investments and issuers of investments. The Company manages its credit risk by holding its cash, cash equivalents and investments in large financial institutions within the U.S. and Ireland. In addition, the Company’s investment policy limits investments to certain types of instruments such as money market funds, debt securities issued by the U.S. government and its agencies, corporate debt securities, commercial paper as well as asset-backed securities, and places restrictions on the credit ratings, maturities and concentration by type and issuer. The Company has not experienced any losses on its deposits of cash, cash equivalents and investments. The Company relies on one supply chain for each of its product candidates. If any of the single source suppliers in any of the supply chains fail to satisfy the Company’s requirements on a timely basis, the Company could suffer delays in its clinical development programs and activities which could adversely affect its operating results.
Three customers accounted for approximately 48 percent, 37 percent and 15 percent of the Company’s accounts receivable as of December 31, 2023. Two customers accounted for approximately 73 percent and 26 percent of product revenue during the year ended December 31, 2023. Two customers accounted for approximately 58 percent and 42 percent of the Company’s accounts receivable as of December 31, 2022. One customer accounted for approximately 93 percent of product revenue during the year ended December 31, 2022.
Foreign Currency Exchange
Foreign Currency Transaction Risk
The foreign currency transaction risk relates to changes in exchange rates on monetary assets, liabilities, revenues and expenses held at Eiger BioPharmaceuticals Europe Limited. Gains and losses on foreign currency transactions result primarily from monetary assets, liabilities, revenues and expenses denominated in Euro. Aggregated transaction gains for were $0.1 million for the years ended December 31, 2023 and 2022. The Company expects the foreign currency gain/loss to continue to fluctuate as long as the Company continues to hold monetary assets and liabilities at its subsidiaries in Ireland, England and Wales. Market uncertainty could potentially lead to significant volatility with foreign currency exchange rates, which could result in additional foreign currency gain/loss.
Foreign Currency Translation Risk
The foreign currency translation risk relates to the translation of the foreign consolidated subsidiaries' assets, liabilities, revenues and expenses from the subsidiaries’ functional currency to the U.S. dollar at each reporting date. Fluctuations in exchange rates may impact the amount of assets, liabilities, revenues and expenses reported on the consolidated balance sheets and consolidated statements of operations. The financial statements of the Company’s foreign subsidiaries, which have a functional currency other than the U.S. dollar, are translated into U.S. dollars using a current exchange rate. Gains and losses resulting from this translation are recognized as a foreign currency translation adjustment within accumulated other comprehensive loss, which is a component of stockholders' (deficit) equity and comprehensive loss. Aggregate translation losses, net of tax, were $0.1 million for the years ended December 31, 2023 and 2022.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Through December 31, 2023, the Company has not impaired any long-lived assets.
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
The Company had no allowance as of December 31, 2023 and 2022. The Company had no credit losses for the years ended December 31, 2023 and 2022.
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
The Company wrote-down $8,000 and $1.0 million of inventories for the years ended December 31, 2023 and 2022, respectively.
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
In June 2021, the French National Agency for Medicines and Health Products Safety (ANSM) granted Zokinvy (lonafarnib) a Temporary Authorizations for Use (Autorisation Temporaire d'Utilisation or ATU) for an early access program for a term of one year. The Company has received a one year extension of the ATU program and expects the program to continue until commercial reimbursement of Zokinvy is approved in France. In the context of this program, the Company sells product to a distributor who in turn ships product to pharmacies after receiving requests from physicians for patients in France. In November 2021, the Company began distributing and recognizing revenue from sales of Zokinvy (lonafarnib) through a reimbursed early access program in France. The Company recorded revenue of $2.4 million and $0.2 million from sales of product under the ATU program for the years ended December 31, 2023 and 2022, respectively.
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
Other Revenue
Other revenue consists of milestone payments from the Marketing and Distribution Agreement (MDA) with AnGes, Inc., which was executed in May 2022. The MDA provides AnGes with a right to use the Company's intellectual property (IP) and seek regulatory approval for and commercialization of Zokinvy in Japan. The Company will receive additional payments upon achievement of certain regulatory milestones.
Cost of Sales
Cost of sales consists primarily of direct and indirect costs related to the manufacturing of Zokinvy for commercial sale, including third-party manufacturing costs, packaging services, freight, storage costs, and write down of inventories.
Accrued Research and Development Costs
The Company accrues for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical and clinical studies, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued liabilities in the accompanying consolidated balance sheets and within research and development expenses in the accompanying consolidated statements of operations. The Company accrues for these costs based on factors such as estimates of the work completed made by its internal personnel and third-party service providers and in accordance with agreements established with its third-party service providers. The Company makes judgments and estimates in determining the accrued liabilities balance in each reporting period and although the Company does not expect its estimate to be materially different from amounts actually incurred, as actual costs become known the Company adjusts its accrued liabilities.
Leases
The Company determines if an arrangement is or contains a lease at inception. Material leases with a term greater than one year are recognized in right-of-use assets and current and noncurrent lease liabilities, as applicable, in the Company’s consolidated balance sheets.
The Company had a real estate lease for its office space in Palo Alto, California that expired on February 28, 2024. In February 2024, the Company amended the lease to extend the lease term for an additional month from March 1, 2024 to April 1, 2024 with a month to month renew option. The Company determines the initial classification and measurement of its right-of-use assets (ROU assets) and lease liabilities at the lease commencement date and thereafter if modified. The lease term includes any renewal options and termination options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its incremental borrowing rate. The incremental borrowing rate is determined by using the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for a similar term and in a similar economic environment.
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

Debt Issuance Costs
Financing costs incurred with securing a term debt are recorded in the Company’s consolidated balance sheets as an offset to the term debt and amortized to interest expense in the Company’s consolidated statements of operations over the contractual life of the loan using the effective interest method.
Research and Development Costs
Research and development costs are expensed as incurred and consist of payroll expenses, stock-based compensation expense, lab supplies and allocated facility costs, as well as fees paid to third parties that conduct certain research and development and manufacturing activities on the Company’s behalf. Amounts incurred in connection with license and asset purchase agreements are also included in research and development expenses. Manufacturing costs related to products undergoing regulatory approval are expensed as research and development costs until receipt of such approval. Non-refundable advance payments for research and development activities to be received or incurred in the future are deferred and recorded in prepaid expenses and other current assets. The prepaid amounts are expensed as the related services are performed or goods are delivered.
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
Comprehensive Loss
Comprehensive loss represents all changes in stockholders' (deficit) equity except those resulting from and distributions to stockholders. The Company’s unrealized gains and losses on debt securities and foreign currency translation adjustments represent the components of other comprehensive loss that are excluded from the reported net loss and that are presented in the consolidated statements of comprehensive loss.
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

The following table sets forth the outstanding potentially dilutive securities which have been excluded in the calculation of diluted net loss per share because including such securities would be anti-dilutive (in common stock equivalent shares):

	December 31,
	2023	2022
Options to purchase common stock	180,151	204,656
ESPP	12,839	11,121
Restricted stock units (unvested)	5,998	21,337
Total	198,988	237,114
Recent Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326). ASU 2016-13 requires an entity to utilize a new impairment model that requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The new guidance requires the use of forward-looking expected credit loss models based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, which may result in earlier recognition of credit losses under the new guidance. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies and corrects certain unintended applications of the guidance contained in each of the amended Topics. Additionally, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date for ASU No. 2016-13 for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this guidance on a modified-retrospective basis effective January 1, 2023 and noted no material impact to the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.
3.    Fair Value Measurements
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As of December 31, 2023 and 2022, the carrying amount of cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximated their estimated fair value due to their relatively short maturities. Management believes the terms of its long-term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.

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
The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices. The Company’s debt securities and commercial paper consist of available-for-sale securities and are classified as Level 2 because their value is based on valuations using significant inputs derived from or corroborated by observable market data. There were no assets or liabilities classified as Level 3 as of December 31, 2023 and 2022.
There were no transfers into or out of Level 3 of the fair value hierarchy during the periods presented.
The following tables present the fair value hierarchy for assets measured at fair value, and summarize the estimated value of the Company’s cash equivalents and debt securities and the gross unrealized holding gains and losses (in thousands):

	December 31, 2023
	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	1	$18,653	$—	$—	$18,653
Total cash equivalents		$18,653	$—	$—	$18,653

	December 31, 2022
	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated Fair Value
Cash equivalents:
Money market funds	1	$11,546	$—	$—	$11,546
Commercial paper	2	3,968	—	—	3,968
Total cash equivalents		$15,514	$—	$—	$15,514
Short-term debt securities:
U.S. government bonds	2	$39,646	$3	$(86)	$39,563
Corporate debt securities	2	28,759	—	(117)	28,642
Commercial paper	2	4,945	—	—	4,945
Total debt securities		$73,350	$3	$(203)	$73,150
There were no financial liabilities to be remeasured on a recurring basis as of December 31, 2023 and 2022.
During the year ended December 31, 2023, the Company did not recognize any credit losses. The Company determined that the decline in fair value of debt securities was not due to credit-related factors, and no allowance for expected credit losses was recorded as of December 31, 2023. There were no impairment losses on investments during the years ended December 31, 2023 and 2022. The unrealized losses of $0.2 million as of December 31, 2022 include debt securities with unrealized losses of $21,000 that have been in the loss position for more than 12 months.

4.    Balance Sheet Components
Inventories
Inventories consist of the following (in thousands):

	December 31,
	2023	2022
Work-in-progress	$940	$884
Raw materials	531	1,703
Finished goods	85	266
Total inventories	$1,556	$2,853
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	December 31,
	2023	2022
Computer equipment and software	$1,004	$736
Construction in progress	305	367
Lab equipment	271	271
Furniture	116	116
Leasehold improvements	101	101
Total property and equipment	1,797	1,591
Less: accumulated depreciation	(1,170)	(895)
Property and equipment, net	$627	$696
Depreciation expense for the years ended December 31, 2023 and 2022 was approximately $0.3 million.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid research costs	$5,577	$2,822
Prepaid marketing	911	753
Prepaid contract manufacturing costs	577	3,542
Short term deposits	404	4,542
Prepaid insurance	403	586
Other	1,289	1,740
Total prepaid expenses and other current assets	$9,161	$13,985

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Compensation and related benefits	$3,046	$6,167
Contract research costs	2,909	4,579
Product revenue reserves	2,277	1,373
Contract manufacturing costs	818	2,101
Legal fees	438	562
Other	478	873
Total accrued liabilities	$9,966	$15,655
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
As part of the consideration for the rights granted to the Company under the UPenn/CHOP Agreement, the Company paid UPenn a one-time, non-refundable issue fee of $1.0 million, which is recorded in research and development expenses for the year ended December 31, 2019. In addition, the Company is obligated to pay UPenn a specified annual license maintenance fee, up to $2.5 million upon marketing authorization in one or more countries, and up to $18.0 million in commercial milestones. The Company will also be required to pay UPenn a flat royalty in the low-single digits on net sales of all licensed products by the Company, subject to specified reductions and offsets, and specified minimum annual royalty payments. The Company’s obligation to pay royalties expires on a product-by-product and country-by-country basis, on the later of: (i) the expiration of the last valid claim in the licensed patents in any country, or (ii) the tenth anniversary of the first commercial sale of the product in such country. No milestones have been achieved as of December 31, 2023.
The Company may terminate the UPenn/CHOP Agreement in its entirety for any reason by providing prior written notice to UPenn and CHOP. UPenn or CHOP may terminate the UPenn/CHOP Agreement, upon a written notice, for the Company’s failure to achieve the specified diligence milestones within the specified periods, subject to the Company’s extension rights.
Product Development Agreement
On August 11, 2018, the Company entered into a Product Development Agreement and a First Project Agreement (the Product Agreements), pursuant to which the Company will receive development program support services for its HDV program. The services are to be provided from July 1, 2018 through the new drug application (NDA) filing. As consideration, the Company has committed to pay fees of approximately $10.0 million in cash and stock over four years, including approximately $0.8 million for expert consultant fees and pass through costs to vendors, plus certain incentive-based regulatory milestone fees up to $1.0 million. As part of the aggregate payment, the Company issued 3,848 shares (adjusted to reflect the 1-for-30 reverse stock split effected on January 5, 2024) of common stock subject to quarterly vesting requirements related to successful performance of the services and achievement of budget timeline set forth in the Product Agreements. The Product Agreements can be terminated by either party due to material breach or by the Company without cause with 90 days prior written notice. For the year ended December 31, 2022, the Company recognized research and development expense of $19,000 related to the shares issued under the Product Agreements. As of December 31, 2022, the restricted shares were fully vested. No milestones have been achieved as of December 31, 2023.

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
Under the PRF Collaboration Agreement, the Company is solely responsible for any additional studies necessary for obtaining an NDA for progeria and is also responsible for any additional costs for such studies up to $2.0 million. The PRF Collaboration Agreement continues for an initial term of ten years and automatically renews for subsequent renewal terms of two years each unless either party terminates earlier. No milestones have been achieved as of December 31, 2023.
Bristol-Meyers Squibb License Agreement
On April 20, 2016, the Company and Bristol-Myers Squibb Company (BMS) entered into a License Agreement (the BMS License Agreement) and a Common Stock Purchase Agreement (the BMS Purchase Agreement).
Under the BMS License Agreement, BMS granted the Company an exclusive, worldwide, license to research, develop, manufacture, and sell products containing PEG-interferon Lambda-1a (peginterferon lambda or the Licensed Product) for all therapeutic and diagnostic uses in humans and animals. The Company is responsible for the development and commercialization of the Licensed Product at its sole cost and expense. The Company paid BMS $2.0 million and issued 5,252 shares of its common stock (adjusted to reflect the 1-for-30 reverse stock split effected on January 5, 2024) at an aggregate fair value of $3.2 million in April 2016. The BMS License Agreement also includes development and regulatory milestone payments totaling $61.0 million and commercial sales milestones of up to $128.0 million. The Company is obligated to pay BMS annual net sales royalties in the range of mid-single to mid-teens, depending on net sales levels. In fourth quarter of 2020, the Company recorded a $3.0 million milestone in research and development expense, triggered on successful demonstration of proof of concept, as defined by the BMS License Agreement, in a Phase 2 clinical trial. In March 2022, the Company recorded a $5.0 million milestone expense in research and development, which was related to the initiation of a Phase 3 clinical trial, as defined under the BMS License Agreement. No milestones have been achieved in 2023.
Merck License Agreement
In September 2010, the Company entered into an exclusive license agreement with Schering Corporation, subsequently acquired by Merck & Co., Inc. (Merck), which provides the Company with the exclusive right to develop, manufacture, and sell products containing the compounds lonafarnib for the treatment of all human viruses except certain specified viruses such as hepatitis B and hepatitis C alone. As part of consideration, the Company issued 911 shares of common stock (adjusted to reflect the 1-for-30 reverse stock split effected on January 5, 2024) with a fair value of $0.5 million. The Company is obligated to pay Merck up to an aggregate of $27.0 million in development milestones and will be required to pay tiered royalties based on aggregate annual net sales of all licensed products ranging from mid-single to low double-digit royalties on net sales. In May 2015, the first regulatory milestone was achieved and the Company paid the related milestone payment of $1.0 million to Merck. In September 2023, the Phase 3 study was completed and the $1.0 million related milestone expense was recorded in accrued liabilities on the consolidated balance sheet.
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

6.    Asset Purchase Agreements and Related License Agreements
Avexitide Purchase Agreement and Related Stanford License Agreement
In September 2015, the Company entered into an asset purchase agreement with two individuals, Dr. Tracey McLaughlin and Dr. Colleen Craig, (the Sellers), whereby the Company purchased all of the assets related to the compound avexitide (formerly known as exendin 9-39) including any related intellectual property from the Sellers (the Exendin APA). The Company also entered into a consulting agreement with the Sellers as part of the agreement. The Company issued 512 shares of common stock (adjusted to reflect the 1-for-30 reverse stock split effected on January 5, 2024) that were valued at $0.2 million. In addition, the Company granted the Sellers options to purchase an aggregate 3,155 shares of common stock (adjusted to reflect the 1-for-30 reverse stock split effected on January 5, 2024) at exercise prices of $61.80 and $517.80 that vest based on certain service and milestone-based performance vesting conditions. As of December 31, 2023, the service vesting conditions were met and the performance conditions were not deemed probable of achievement. No expense was recognized for the milestone-based options during the years ended December 31, 2023 and 2022.
The Company is also obligated to pay development milestone payments in an aggregate amount of up to $1.0 million to each Seller. Additionally, the Company is obligated to pay each Seller royalties of low single-digits based on aggregate annual net sales of all products developed based on avexitide, subject to certain reductions and exceptions. The Company’s obligation to pay royalties expires on the expiration of the last to expire valid claim as defined in the agreement. Additionally, the Company has assumed the license agreement the Sellers had previously entered into with the Board of Trustees of the Leland Stanford Junior University (Stanford). The Company is obligated to pay a royalty to Stanford in the low single-digits on annual net sales after the first commercial sale of any products developed based on avexitide. As of December 31, 2023, the Company has paid a total of $0.1 million in milestone payments to each of the Sellers related to the successful completion of the Phase 2 trials.
7.    Debt
Innovatus Term Loan
On June 1, 2022 (Closing Date), the Company entered into a term loan and security agreement (Innovatus Loan) with Innovatus Life Sciences Lending Fund I, LP (Innovatus), providing for up to $75.0 million funded in three tranches with a maturity date of August 31, 2027. The floating per annum interest rate of the Innovatus Loan is equal to the sum of (a) the greater of (i) the Prime Rate published in the Money Rates section of the Wall Street Journal (or any successor thereto) and (ii) 3.5%, plus (b) 3.75%; provided that, at the election of the Borrower, up to 2.25% of such rate shall be payable in-kind until the third anniversary of the closing date. The Company is required to make monthly interest-only payments through July 1, 2027, after which the Company is required to make monthly amortizing payments, with the remaining balance of the principal plus accrued and unpaid interest due at maturity. 2.25% of the interest is payable in-kind for the first three years of the term by increasing the principal balance. Prepayments of the loan, in whole or in part, will be subject to an early prepayment fee which ranges between 3% and 0% of the principal amount repaid and declines each year until the third anniversary date of the Closing Date, after which no prepayment fee is required. The Company is also required to pay an exit fee upon any payment or prepayment equal to 6.5% of the aggregate principal amount of the tranches funded under the Innovatus Loan. The Innovatus Loan contains customary representations, warranties, events of default, including failure to pay amounts due, breaches of covenants and warranties, material adverse change events, certain cross defaults and judgements, and insolvency, and covenants of the Company and its subsidiaries, including a requirement to maintain a cash balance of not less than 5% of the aggregate principal amount of funded and outstanding loan terms at all times. Should the Company be unable to comply with these covenants or if the Company defaults on any portion of its outstanding borrowings, the lender can also impose a 5% interest rate penalty, restrict access to additional borrowings under the loan and security agreement, and accelerate the maturity of the debt to be immediately due and payable. The Innovatus Loan is secured by perfected first priority liens on the Company's assets, including a commitment by the Company to not allow any liens to be placed upon the Company's intellectual property.

The Company was funded $40.0 million in June 2022 on the Closing Date under Tranche A. The remaining $35.0 million is divided into two tranches (Tranche B and Tranche C). The $17.5 million under each of Tranche B and Tranche C was available for a period commencing on the later of (a) the first date that the Company achieves certain development and regulatory milestones applicable to each Tranche and (b) November 1, 2022. Both Tranche B and Tranche C draw periods end on the earlier of (a) June 30, 2024 or (b) an event of default. Tranches B and C are no longer available to the Company following the filing of the Bankruptcy Petitions.

In connection with the issuance of the Innovatus Loan, the Company recorded a debt discount of $0.2 million and capitalized debt issuance costs of $1.1 million. The discount and issuance costs will be amortized over the life of the loan. Interest expense for the Innovatus Loan for the year ended December 31, 2023 was $5.5 million, and is inclusive of non-cash amortization of the debt discount and debt issuance costs and accretion of final payment. The carrying amount of the Innovatus Loan approximates fair value given the interest rate is based on the prime rate. The effective interest rate for the Innovatus Loan was 13.84% as of December 31, 2023.
Additionally, in connection with entering into the Innovatus Loan, the Company entered into a Stock Purchase Agreement with Innovatus for the sale of common stock with an aggregate value of $5.0 million. On June 1, 2022, the Company issued 24,967 shares of common stock (adjusted to reflect the 1-for-30 reverse stock split effected on January 5, 2024) to Innovatus at a per share purchase price of $200.25, the preceding five-day volume weighted average price per share.
A portion of the loan proceeds was used to repay in full the approximately $33.5 million of aggregate principal amount, unpaid interest, and exit fees in connection with loans outstanding owed to Oxford Finance LLC by the Company.
The Company reclassified its long term debt to current liabilities on its consolidated balance sheet as of December 31, 2023, as there is substantial doubt regarding the Company's ability to continue as a going concern and in connection with its recent filing under Chapter 11, as discussed in Note 13. The Innovatus Loan provides that upon the filing of the Bankruptcy Petitions, the principal amount together with accrued and unpaid fees and interest thereon shall become immediately due and payable. However, any efforts to enforce such payment obligations under the Innovatus Loan are automatically stayed as a result of the Bankruptcy Petitions, and the creditors’ rights of enforcement in respect of the Innovatus Loan are subject to the applicable provisions of the Bankruptcy Code.

Oxford Term Loan
On June 1, 2022, upon entering into the Innovatus Loan, the Company repaid the loan from Oxford Finance LLC (Oxford Loan) including (i) the $30.0 million outstanding principal balances, (ii) $0.2 million in accrued and unpaid interest, and (iii) other final payments consisting of $3.3 million, for a total payment of $33.5 million. The Company recorded a loss of $1.1 million on early extinguishment of the debt related to the unamortized debt premium, discount, and cost of issuance, which was recognized as a component of other (expense) income, net in the consolidated statement of operations.
The Company is also required to pay a 5.0% success fee of the total amount drawn under the Amended Oxford Loan within 30 days following the FDA’s approval of the Company’s first product, excluding Zokinvy for treatment of Progeria processing-deficient progeroid laminopathies. This fee is enforceable through March 2029. The Company determined that the success fee met the scope exemption from derivative accounting and should be accounted for under the guidance for contingencies. Accordingly, the Company will record a liability for the success fee upon receipt of approval from the FDA. No success fee liability was recognized as of December 31, 2023 and 2022.
The Company accounts for the amortization of the debt discount utilizing the effective interest method. Debt and unamortized discount balances are as follows (in thousands):

	December 31,
	2023	2022
Face value of debt	$41,452	$40,531
Exit fee	2,600	2,600
Unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(2,933)	(3,506)
Current portion of long-term debt	$41,119	$39,625

As of December 31, 2023, future minimum payments of principal, paid in kind interest and exit fee under the Innovatus Loan were as follows (in thousands):

Year ending December 31,
2024	45,393
2025	—
2026	—
2027	—
Total future payments	45,393
Less: paid in kind interest	(1,341)
Less: unamortized debt discount associated with exit fee, debt issuance costs and loan origination fees	(2,933)
Current portion of long-term debt	$41,119
8.    Stockholders’ Equity
Common Stock
The holders of the Company’s common stock have one vote for each share of common stock. Common stockholders are entitled to dividends when, as, and if declared by the Board of Directors, subject to the prior rights of the convertible preferred stockholders. As of December 31, 2023, no dividends had been declared by the Board of Directors.
In December 2020, the Company filed a shelf registration statement on Form S-3 (File No. 333-251497) with the Securities and Exchange Commission, which permits the offering, issuance and sale by the Company up to a maximum aggregate offering price of $200.0 million of its common stock, preferred stock, debt securities and warrants. Up to a maximum of $50.0 million of the maximum aggregate offering price of $200.0 million may be issued and sold pursuant to an ATM financing facility (the 2020 ATM Facility) under a sales agreement with Jefferies. In January and March 2022, the Company completed ATM offerings for a total of 194,723 shares of common stock (adjusted to reflect the 1-for-30 reverse stock split effected on January 5, 2024) under the 2020 ATM Facility. The offerings were made under the Company’s effective shelf registration statement and resulted in net proceeds to the Company of $45.6 million, after deducting commissions. As of December 31, 2022, the Company completed the sale of all shares available for sale under the 2020 ATM Facility, and the 2020 ATM Facility was terminated.
On March 25, 2022, the Company entered into a new Open Market Sale AgreementSM with Jefferies, pursuant to which the Company can sell up to a maximum of $50.0 million of our common stock in offerings that are deemed “at the market” offerings as defined in Rule 415 under the Securities Act, under the Company’s effective shelf registration statement (the 2022 ATM Facility). In April 2022, the Company completed offerings from the 2022 ATM facility for a total of 89,539 shares of its common stock (adjusted to reflect the 1-for-30 reverse stock split effected on January 5, 2024) resulting in net proceeds of $20.8 million, after deducting commissions costs. No additional offerings were completed since April 2022. The registration statement registering the offer and sale of shares pursuant to the 2022 ATM Facility expired in December 2023.
The Company had reserved shares of common stock for issuance as follows:

	December 31,
	2023	2022
Options issued and outstanding	180,151	204,656
Awards available for future issuance	203,891	65,882
Shares available for issuance under ESPP	24,587	26,296
Restricted and performance stock units outstanding	5,998	21,337
Total	414,627	318,171

9.    Stock-Based Compensation
Restated 2013 Equity Incentive Plan
In June 2016, the Company’s Board of Directors adopted and in August 2016 the Company’s stockholders approved the Amended and Restated 2013 Equity Incentive Plan (the Restated 2013 Plan). Under the terms of the Restated 2013 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other awards to individuals who are then employees, officers, non-employee directors or consultants of the Company. Under the terms of the Restated 2013 Plan, options may be granted at an exercise price not less than fair market value. For employees holding more than 10% of the voting rights of all classes of stock, the exercise prices for incentive and non-statutory stock options may not be less than 110% of fair market value, as determined by the Board of Directors. The terms of options granted under the Restated 2013 Plan may not exceed ten years. The vesting schedule of newly issued option grants is generally four years. As of December 31, 2023, the Company is authorized to issue up to 344,380 shares under the Restated 2013 Plan.
2021 Inducement Plan
During the second quarter of 2021, the Company approved the 2021 Inducement Plan to reserve 28,333 shares of its common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company as a material inducement to such individuals’ entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules. As of December 31, 2023, there were 22,539 shares remaining and available to be issued under the 2021 Inducement Plan.
The following table summarizes stock option activity under the Company’s stock-based compensation plans during the year ended December 31, 2023 (in thousands, except option and share data):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	204,656	$270.00	6.00	$—
Granted	119,623	$46.89
Forfeited	(144,128)	$221.28
Outstanding as of December 31, 2023	180,151	$167.68	6.56	$—
Vested and exercisable as of December 31, 2023	97,601	$248.27	5.36	$—
As of December 31, 2023, there were 203,891 shares remaining and available to be issued under the plans, including stock options, restricted stock units (RSUs) and performance stock units (PSUs).
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing price of the Company’s common stock of $6.75 as of December 31, 2023.
The aggregate intrinsic value of stock options exercised in 2023 and 2022 was $0 and $0.1 million, respectively.
During the years ended December 31, 2023 and 2022, the weighted-average grant date fair value of options granted were $28.97 and $109.53 per share, respectively. The total grant date fair value of options that vested during the years ended December 31, 2023 and 2022 was $5.8 million and $7.3 million, respectively.

The Company records stock-based compensation of stock options granted by estimating the fair value of stock-based awards using the Black-Scholes option pricing model and amortizes the fair value of the stock-based awards granted over the applicable vesting period of the awards on a straight-line basis. The fair value of stock options was estimated using the following weighted-average assumptions:

Year Ended December 31,
	2023	2022
Expected term (in years)	0.86-6.08	5.27-6.08
Volatility	90.21%-156.25%	68.71%-88.51%
Risk free interest rate	3.50%-4.86%	1.76%-4.23%
Dividend yield	—	—
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
The number of shares of common stock initially reserved for issuance under the 2013 ESPP was 3,333 shares with an automatic annual increase to the shares issuable under the 2013 ESPP to the lower of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, and (ii) 5,500 shares of common stock, unless a lower number determined by the board of directors. As of December 31, 2023, a total of 31,626 shares are reserved for issuance and 24,587 shares available for future issuance under the 2013 ESPP. During the years ended December 31, 2023 and 2022, employees purchased 1,709 shares for $0.1 million and 1,594 shares for $0.2 million, respectively, under the 2013 ESPP.
Restricted Stock Units and Performance Stock Units
In the first quarter of 2020, the Company revised its non-employee director compensation policy to approve the granting of RSUs and PSUs in accordance with the Restated 2013 Equity Incentive Plan (the Restated 2013 Plan). Each eligible director who has served for at least six months during the prior calendar year and continues to serve as a non-employee member of the board of Directors (the Board) is granted RSUs. Each eligible director who has served on the Board for less than six months during the prior calendar year and who continues to serve as a non-employee member of the Board, is granted RSUs which are pro-rated for the period served during the prior calendar year.
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
During the years ended December 31, 2023 and 2022 the Company granted 500 and 1,000 PSUs, with a weighted-average grant date fair value of $67.80 and $206.10 per share, respectively. The performance-based metrics include the achievement of certain revenue targets and clinical and regulatory milestones. During the years ended December 31, 2023 and 2022, the Company recorded $0.4 million and $0.5 million, respectively, of stock-based compensation expense related to the PSUs as it is expected at the beginning of the period that all milestones would be achieved by the target dates. This expense is included in selling, general and administrative expenses. On June 30, 2023, the Company reassessed the probability of the performance-based metrics being achieved. The Company concluded that some of the performance-based metrics are no longer probable of being achieved but are still more than improbable. As such, starting July 2023 the Company discontinued recognizing the related expense on a prospective basis and will not reverse the previously recognized expenses. In May 2023, four employees were terminated who had outstanding PSU awards. As the performance-based metrics were not achieved at time of termination, the stock compensation expense related to these awards of $0.4 million was reversed. As of December 31, 2023, other than 500 PSUs for which vesting was accelerated in connection with the modification noted below, 1,349 PSUs have vested as the performance-based metrics of the PSUs were met upon the achievement of $35 million in cumulative net sales of Zokinvy.
During the years ended December 31, 2023 and 2022, the Company granted 1,305 and 9,925 RSUs, respectively, with a weighted-average grant date fair value of $67.80 and $156.58 per share, respectively. In relation to the RSUs granted, the Company recognized $0.7 million and $1.2 million in stock-based compensation expense for the years ended December 31, 2023 and 2022, respectively, which were included in selling, general and administrative expenses.
The following table summarizes RSU and PSU activity and weighted average grant date fair value for the year ended December 31, 2023:

	Shares	Weighted- Average Grant Date Fair Value
Unvested shares as of December 31, 2022	21,337	$220.40
Granted	1,805	$67.80
Vested	(8,625)	$176.10
Forfeited	(8,519)	$236.55
Unvested shares as of December 31, 2023	5,998	$215.24
Awards Modification
On February 6, 2023, the Company entered into a separation agreement and general release with David Cory, the Company's former President and CEO. Pursuant to the separation agreement, 50% of Mr. Cory's unvested equity awards were accelerated to vest on the date the separation agreement was executed. Additionally, the exercise period for Mr. Cory's vested awards was extended, including his accelerated awards. The stock compensation recognized related to these modifications was $0.9 million for the year ended December 31, 2023, which is reflected in selling, general and administrative expenses.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$2,391	$3,159
Selling, general and administrative	2,617	5,158
Total	$5,008	$8,317

As of December 31, 2023, the total unrecognized compensation expense related to unvested awards was $10.9 million, which the Company expects to recognize over an estimated weighted average period of 2.6 years.
10.    Income Taxes
The Company’s provision for income taxes was approximately $6,000 and $23,000 for the years ended December 31, 2023 and 2022, respectively, with an effective tax rate of 0.01% and (0.02)% for the years ended December 31, 2023 and 2022, respectively. The effective tax rate in each period differs from the U.S. statutory tax rate primarily due to the valuation allowance on the Company’s deferred tax assets as it is more likely than not that some or all of the Company’s deferred tax assets will not be realized. The tax expense recorded for the year ended December 31, 2023 relates to foreign taxes.
The following table presents loss before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(75,002)	$(96,769)
Foreign	45	16
Total loss before provision for income taxes	$(74,957)	$(96,753)
The state and foreign income tax provisions for the years ended December 31, 2023 and 2022 are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current:
State	$—	$21
Foreign	6	2
Total current	$6	$23

Deferred:
State	$—	$—
Foreign	—	—
Total deferred	$—	$—
Total provision for income taxes	$6	$23
The effective tax rate of the provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2023	2022
Federal statutory income tax rate	21.00%	21.00%
Change in valuation allowance	(27.82)	(25.99)
Tax credits	6.24	4.15
State income taxes, net of federal benefit	4.12	2.39
Stock-based compensation	(3.47)	(0.98)
Other, net	(0.06)	(0.59)
Provision for income taxes	0.01%	(0.02)%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$69,417	$63,069
Tax credits	15,194	9,985
Depreciation and amortization	2,775	2,920
Stock-based compensation	1,905	3,429
Section 174 capitalization	26,668	15,581
Accruals and reserves	884	1,431
Lease liabilities	20	131
Gross deferred tax assets	116,863	96,546
Valuation allowance	(116,842)	(96,418)
Total deferred tax assets	21	128
Deferred tax liabilities:
Right-of-use assets	(21)	(128)
Total deferred tax liabilities	(21)	(128)
Net deferred tax assets	$—	$—
Due to the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance as of December 31, 2023 and 2022. The net change in the valuation allowance for the years ended December 31, 2023 and 2022 was an increase of $20.4 million and $25.1 million, respectively.
As of December 31, 2023, the Company had approximately $322.5 million and $47.1 million, respectively of federal and state operating loss carryforwards available to reduce future taxable income that will begin to expire in 2030 and 2028, respectively, for federal and state tax purposes. The Company had $15.5 million of federal Orphan Drug credit carryforwards available to reduce future taxable income that will begin to expire in 2041.
As of December 31, 2023, the Company also had research and development tax credit carryforwards of approximately $1.6 million and $4.0 million for federal and state purposes available to offset future taxable income tax, respectively. If not utilized, the federal carryforwards will expire beginning in 2043, and the state credits can be carried forward indefinitely.
The Company’s ability to utilize NOL carryforwards or other tax attributes, such as research tax credits, in any taxable year may be limited if the Company has experienced an ownership change under Section 382 of the Internal Revenue Code (the Code) of 1986, as amended. The Company’s merger with Celladon resulted in such an ownership change and, accordingly, Celladon’s NOL carryforwards and certain other tax attributes will be subject to further limitations on their use. The Company assessed whether it had an ownership change, as defined by Section 382 of the Code from its formation through December 31, 2023. Based upon this assessment, the Company experienced ownership changes on April 20, 2016, October 18, 2018 and December 31, 2020. Due to the April 20, 2016 and October 18, 2018 ownership changes, reductions were made to the Company’s NOL and tax credit carryforwards under these rules. Additional ownership changes could result in additional limitations on the Company’s NOL and tax credit carryforwards.
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

Uncertain Tax Positions
A reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of year	$3,492	$1,950
Additions based on tax positions related to current year	1,784	1,586
Reductions based on tax positions related to prior year	—	(44)
Balance at end of year	$5,276	$3,492
If the $5.3 million of unrecognized tax benefits is recognized, there would not be an effect on the effective tax rate. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. As of December 31, 2023, the unrecognized tax benefits for uncertain tax positions were offset against deferred tax assets and would not affect the income tax rate if recognized due to the Company being in a full valuation allowance position.
The Company’s policy is to account for interest and penalties in tax expense on the consolidated statements of operations. The Company files income tax returns in the U.S. federal and state jurisdictions. All periods since inception are subject to examination by U.S. federal and state jurisdictions. There were no such interest or penalties during the years ended December 31, 2023 and 2022.
11.    Legal Matters
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
The Company records accruals for outstanding legal proceedings, claims or investigations when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluated developments in legal proceedings, claims or investigations that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. The Company has not recorded any accrual for loss contingencies associated with such legal claims or litigation discussed herein as they are in the early stages and an estimate of loss, if any, cannot be made. Legal fees and other costs associated with such actions will be expensed as incurred.
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
The Progeria Research Foundation, Inc. v. Eiger BioPharmaceuticals, Inc. Arbitration
On November 15, 2022, the Company received a demand for arbitration (Demand) from claimant The Progeria Research Foundation, Inc. (PRF) asserting two claims under a May 15, 2018 Collaboration and Supply Agreement (the PRF Collaboration Agreement) between the parties. The terms of the PRF Collaboration Agreement are discussed in Note 5 of our consolidated financial statements. PRF has alleged that the Company breached an obligation to supply quantities of a drug as requested by PRF. PRF also has a claim for declaratory relief regarding the grant of licenses under the PRF Collaboration Agreement. On January 18, 2023, the Company filed a response to the Demand denying PRF’s claims, contesting the arbitrability of PRF’s claim for declaratory relief, and asserting a counterclaim for declaratory relief related to the contractual provision underlying PRF’s original drug supply claim. To give the parties an opportunity to discuss a potential negotiated resolution of their dispute, the arbitration was suspended through the end of 2023. As a result, all arbitration activities were on hold, and the final hearing, originally scheduled for May 9 – 12, 2023, in Boston, Massachusetts, was cancelled. On February 29, 2024 the Company and PRF negotiated and entered into an amended and restated agreement. The amended and restated collaboration agreement with PRF confirms the Company's exclusive right to commercialize Zokinvy subject to terms and conditions of the Agreement. On March 1, 2024, the arbitration was dismissed with prejudice by both parties.
12.    Commitments and Contingencies
Indemnification Agreements for Directors and Officers
In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions and has never accrued any liabilities related to such obligations in its consolidated financial statements. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance.
Other
The Company enters into contracts in the normal course of business with various third parties for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation.
13.    Subsequent Events
Voluntary Filing Under Chapter 11
As previously reported in the Company's Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on April 1, 2024, the Company and its wholly owned subsidiaries commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas (Bankruptcy Court). The Chapter 11 proceedings are jointly administered under the caption In re Eiger BioPharmaceuticals, Inc., et al, Case No. 24-80040 . (Chapter 11 Cases). The Company continues to operate its business in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On March 31, 2024, we entered into a “stalking horse” asset purchase agreement (Asset Purchase Agreement) with Sentynl Therapeutics, Inc. (Purchaser), pursuant to which the Purchaser has agreed to acquire substantially all of the rights of the Company to its Zokinvy® program, including the Company’s in-license from Merck Sharp & Dohme Corp. (successor-in-interest of Schering Corporation) (Transferred Assets). The acquisition of the Transferred Assets by the Purchaser pursuant to the Asset Purchase Agreement is subject to approval of the Bankruptcy Court and one or more auctions, if necessary, to solicit higher or otherwise better bids. On April 1, 2024, we filed a motion (Bidding Procedures Motion) seeking approval of, among other things, certain bidding procedures (Bidding Procedures), which will establish procedures for the selection of the highest or otherwise best bids for the sale of the Transfer Assets and other assets. Other interested bidders would be permitted to participate in the auction if they submit qualifying bids that are higher or otherwise better than the Asset Purchase Agreement. The Asset Purchase Agreement acts as a baseline for competitive bids for the acquisition of the Transferred Assets. The Bidding Procedures Motion additionally seeks the Bankruptcy Court’s approval of the Asset Purchase Agreement and designation of the Purchaser as the “stalking horse” bidder for the Transferred Assets.

Under the Asset Purchase Agreement, the Purchaser has agreed, subject to the Bankruptcy Court’s approval and absent any higher or otherwise better bid, to acquire the Transferred Assets from the Debtors for $26 million, subject to certain adjustments, including per diem reductions if the sale closes after April 24, 2024, in accordance with the terms and conditions of the Asset Purchase Agreement, plus the assumption of specified liabilities related to the Transferred Assets.

The Asset Purchase Agreement includes customary representations and warranties and various customary covenants under the circumstances that are subject to certain limitations, including, without limitation, a termination fee, expense reimbursement and the right to designate executory contracts and unexpired leases to assume or reject. On April 3, 2024, the Purchaser increased the purchase price to $30.0 million, subject to certain adjustments, including per diem reductions if the sale closes after April 24, 2024.

Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 Cases automatically stayed most judicial or administrative actions against the Company and its direct subsidiaries and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to obligations of the Company and its direct subsidiaries incurred prior to the petition date.

Nasdaq Listing
On April 2, 2024, the Company received written notice (Delisting Notice) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (Nasdaq) notifying the Company that, as a result of the Chapter 11 Cases and in accordance with Nasdaq Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq had determined that the Company’s common stock will be delisted from Nasdaq. The Delisting Notice also advises the Company of its right to appeal Nasdaq’s determination pursuant to procedures set forth in Nasdaq Listing Rule 5800 Series. The Company does not intend to pursue an appeal.

Trading of the Company’s common stock will be suspended at the opening of business on April 11, 2024. Nasdaq will file a Form 25-NSE with the Securities and Exchange Commission, which will remove the Company’s common stock from listing and registration on Nasdaq. As a result, the Company’s common stock is expected to begin trading on the over-the-counter (“OTC”) market on April 11, 2024. On the OTC market, shares of the Company’s common stock, which previously traded on the Nasdaq under the symbol EIGR, are expected to trade under the symbol EIGRQ.
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
Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to achieve their stated purpose as of December 31, 2023, the end of the period covered by this report.
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
As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
(c)Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
During the three months ended December 31, 2023, none of our directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III. OTHER INFORMATION
ITEM 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders or an amendment to this Form 10-K within 120 days after the end of the fiscal year ended December 31, 2023.
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
ITEM 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders or an amendment to this Form 10-K within 120 days after the end of the fiscal year ended December 31, 2023.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders or an amendment to this Form 10-K within 120 days after the end of the fiscal year ended December 31, 2023.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders or an amendment to this Form 10-K within 120 days after the end of the fiscal year ended December 31, 2023.
ITEM 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders or an amendment to this Form 10-K within 120 days after the end of the fiscal year ended December 31, 2023.

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

3.5
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Eiger BioPharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on January 8, 2024).

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

10.15
First Amendment to Lease, dated April 26, 2018, by and between Eiger BioPharmaceuticals, Inc. and the McDonald Family Co. LLC (incorporated by reference to Exhibit 10.2 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on May 11, 2018).

10.16*
Amendment No. 6 to License Agreement, dated September 3, 2010, by and between Eiger BioPharmaceuticals, Inc. and Merck Sharp & Dohme Corp (incorporated by reference to Exhibit 10.17 to the Annual report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2021).

10.17*
Collaboration and Supply Agreement, dated May 15, 2018, by and between Eiger BioPharmaceuticals, Inc. and The Progeria Research Foundation (incorporated by reference to Exhibit 10.18 to the Annual report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2021).

10.18
Common Stock Purchase Agreement, dated September 19, 2018, by and between Eiger BioPharmaceuticals, Inc. and RRD International, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on November 9, 2018).

10.19+
Amended and Restated Offer Letter Agreement, dated as of November 1, 2019, by and between Eiger BioPharmaceuticals, Inc. and David A. Cory (incorporated by reference to Exhibit 10.1 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on November 7, 2019).

10.20+
Amended and Restated Offer Letter Agreement, dated as of November 1, 2019, by and between Eiger BioPharmaceuticals, Inc. and Sriram Ryali (incorporated by reference to Exhibit 10.2 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on November 7, 2019).

10.21+
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

10.23*
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

10.25+
Eiger BioPharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on May 7, 2020).

10.26*
Amendment No. 1, dated June 15, 2020, to the Collaboration and Supply Agreement, dated May 15, 2018, by and between Eiger BioPharmaceuticals, Inc. and the Progeria Research Foundation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on August 6, 2020).

10.27
Asset Purchase Agreement, by and between Eiger BioPharmaceuticals, Inc. and AbbVie Inc., dated as of November 20, 2020 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2021).

10.28
Amendment No. 7 to License Agreement, dated November 3, 2020, by and between Eiger BioPharmaceuticals, Inc. and Merck Sharp & Dohme Corp (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2021).

10.29+
Form of Restricted Stock Unit Award Grant Notice and Award Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on May 6, 2021).

10.30+	2021 Inducement Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on August 5, 2021).

10.31+
Offer Letter Agreement, by and between Eiger BioPharmaceuticals, Inc. and Erik Atkisson, dated as of August 26, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on November 4, 2021).

10.32*
Loan and Security Agreement, dated June 1, 2022, among Eiger BioPharmaceuticals, Inc., its domestic subsidiaries and Innovatus Life Sciences Lending Fund I, LP, as collateral agent and lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 7, 2022).

10.33
Common Stock Purchase Agreement, dated June 1, 2022, among Eiger BioPharmaceuticals, Inc., Innovatus Life Sciences Lending Fund I, LP, Innovatus Life Sciences Offshore Fund I-A, LP, Innovatus Flagship Fund I, LP, and Innovatus Flagship Offshore Fund I, LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 7, 2022).

10.34+
Separation Agreement and General Release, dated as of February 6, 2023, by and between Eiger BioPharmaceuticals, Inc. and David A. Cory (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K (File No. 001-36183) filed with the SEC on March 17, 2023)

10.35+
Offer Letter Agreement, dated as of January 9, 2023, by and between Eiger BioPharmaceuticals, Inc. and David Apelian (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K (File No. 001-36183) filed with the SEC on March 17, 2023).

10.4
Second Amendment to Lease, dated February 16, 2023, by and between Eiger BioPharmaceuticals, Inc. and the McDonald Family Co. LLC (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K (File No. 001-36183) filed with the SEC on March 17, 2023).

10.37+
Offer Letter Agreement, dated as of March 31, 2023, by and between Eiger BioPharmaceuticals, Inc. and James Vollins (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on August 14, 2023).

10.38+
Consulting Agreement, dated as of March 10, 2023, by and between Eiger BioPharmaceuticals, Inc. and Danforth Advisors, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on August 14, 2023).

10.39+
Amended and Restated Employment Terms, by and between Eiger BioPharmaceuticals, Inc. and David Apelian, dated as of June 28, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36183) filed with the SEC on June 30, 2023).

10.40+
Offer Letter Agreement/Employment Agreement, dated as of November 25, 2019, by and between Eiger BioPharmaceuticals, Inc. and Ingrid Choong (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on November 9, 2023).

10.41+
Promotion Letter Agreement, dated as of September 21, 2023, by and between Eiger BioPharmaceuticals, Inc. and Ingrid Choong (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on November 9, 2023).

21.1**	List of Subsidiaries.

24.1	Power of Attorney. Reference is made to the signature page hereto.

31.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1**	Eiger BioPharmaceuticals, Inc. Policy on Recoupment of Incentive Compensation

101.INS**	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL and is contained in Exhibit 101.
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

Eiger BioPharmaceuticals, Inc.

Date: April 8, 2024	By:	/s/ David Apelian
David Apelian
Director, Chief Executive Officer
(Principal Executive Officer)

Eiger BioPharmaceuticals, Inc.

Date: April 8, 2024	By:	/s/ William G. Kachioff
William G. Kachioff
Chief Financial Officer
(Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Apelian and William G. Kachioff, and each of them, as his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or his or her substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David Apelian	Member of the Board of Directors, Chief Executive Officer (Principal Executive Officer)	April 8, 2024
David Apelian

/s/ William G. Kachioff	Chief Financial Officer (Principal Financial and Accounting Officer)	April 8, 2024
William G. Kachioff

/s/ Thomas J. Dietz	Chairman of the Board of Directors	April 8, 2024
Thomas J. Dietz

/s/ Evan Loh	Member of the Board of Directors	April 8, 2024
Evan Loh

/s/ Amit K. Sachdev	Member of the Board of Directors	April 8, 2024
Amit K. Sachdev

/s/ Kim Sablich	Member of the Board of Directors	April 8, 2024

Kim Sablich

/s/ Lisa Kelly-Croswell	Member of the Board of Directors	April 8, 2024
Lisa Kelly-Croswell