Form 10-K/A
period 2023-12-31
Eiger BioPharmaceuticals, Inc.
filed 2024-04-29
CIK 1305253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
(650) 272 6138
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EIGRQ*	N/A*

*
On April 11, 2024, our common stock was suspended from trading on The Nasdaq Stock Market LLC and began trading under the symbol “EIGRQ” on the OTC Pink Marketplace maintained by the OTC Markets Group, Inc. On April 25, 2024, Nasdaq filed a Form 25 to delist our common stock and remove such securities from registration under Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). The delisting will become effective on May 5,2024 and our common stock will be deregistered under Section 12(b) of the Exchange Act 90 days after the Form 25 filing, after which our common stock will remain registered under Section 12(g) of the Exchange Act.

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
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 24, 2024 was 1,480,797.
DOCUMENTS INCORPORATED BY REFERENCE
None.
Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185

EXPLANATORY NOTE
Eiger BioPharmaceuticals, Inc. (the “
Company
,” “
Eiger
,” “
we
,” “
us
,” or “
our
”) is filing this Amendment No. 1 on Form
10-K/A
(this “
Amendment No.
 1
”) to amend our Annual Report on Form
10-K
for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “
SEC
”) on April 8, 2024 (the “
Original Form
10-K
,” together with Amendment No. 1, our “
Annual Report
”), solely to (i) file Exhibit 10.30, the Company’s Amended 2021 Inducement Plan, which was inadvertently omitted from the Original Form
10-K,
and (ii) include the information required by Items 10 through 14 of Part III of Form
10-K,
which was previously omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K
that permits the information in the above-referenced items to be incorporated in the Form
10-K
by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.
We are filing this Amendment No. 1 to provide the information required in Part III of Form
10-K
because our definitive proxy statement containing such information will not be filed with the SEC within 120 days after the end of the fiscal year covered by the Original Form
10-K.
The reference on the cover of the Original Form
10-K
to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form
10-K
is hereby deleted.
In accordance with Rules
12b-15
and
13a-14
under the Securities Exchange Act of 1934, as amended (the “
Exchange Act
”), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except as described above, this Amendment No. 1 does not modify or update disclosure in, or exhibits to, the Original Form
10-K.
Furthermore, this Amendment No. 1 does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form
10-K.
Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time the Original Form
10-K
was filed. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form
10-K
and our other filings with the SEC.
Unless the context suggests otherwise, references in this Amendment No. 1 to “us,” “our,” “Eiger,” “we,” the “Company” and similar designations refer to Eiger Biopharmaceuticals, Inc. and, where appropriate, its wholly-owned subsidiaries.

EIGER BIOPHARMACEUTICALS, INC.

PART III. OTHER INFORMATION

ITEM 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Our business affairs are managed under the direction of our Board of Directors, or the Board, which is currently composed of six members. Our Board is divided into three classes. Each class has a three-year term. Set forth below is certain biographical information as of April 24, 2024 for each director.

Name	Age	Director Class
David Apelian, M.D., Ph.D., M.B.A.	59	Class I
Evan Loh, M.D.	65	Class II
Amit K. Sachdev, J.D.	56	Class II
Thomas J. Dietz, Ph.D.	60	Class III
Lisa Kelly-Croswell	57	Class III
Kim Sablich, M.B.A.	55	Class III

The following includes a brief biography of our Class I, Class II and Class III directors.

CLASS I DIRECTOR

David Apelian, M.D., Ph.D., M.B.A. David Apelian has served as our Chief Executive Officer since June 2023 and served as our Interim Chief Executive Officer from December 2022 until June 2023. Dr. Apelian has served as a member of our Board since June 2017 and previously as our Chief Operating Officer and Executive Medical Officer from January 2018 to June 2019. Dr. Apelian was the CEO of BlueSphere Bio, Inc. from July 2019 to October 2022. Prior to joining Eiger, Dr. Apelian served as Executive Vice President and Chief Medical Officer of Achillion Pharmaceuticals, Inc. from 2013 to 2017. From 2005 to 2013, Dr. Apelian was Chief Medical Officer and subsequently head of R&D and Regulatory Affairs for GlobeImmune, Inc. He was previously at Bristol-Myers Squibb, where he served as Clinical Director and Medical Leader for development of Baraclude® (entecavir) for chronic HBV through NDA filing. Prior to that, Dr. Apelian was Clinical Director in the Department of Hepatology & Gastroenterology at Schering Plough, where he coordinated a supplemental NDA filing for interferon alpha-2b and ribavirin for the treatment of pediatric patients with chronic HCV. Dr. Apelian completed his residency training at New York Hospital, Cornell Medical Center and is board certified in Pediatrics. He received his Ph.D. in Biochemistry from Rutgers University and his M.D. from the University of Medicine and Dentistry of New Jersey. He also holds an M.B.A. from Quinnipiac University and B.A. in Biochemistry from Rutgers University. We believe Dr. Apelian’s qualifications to sit on the Board include his extensive experience in clinical development and regulatory compliance.

CLASS II DIRECTORS

Evan Loh, M.D. Evan Loh has served as a member of our Board since September 2017. Dr. Loh has been the Chief Executive Officer of Paratek Pharmaceuticals, Inc. (Paratek) (Nasdaq: PRTK), a biopharmaceutical company that was sold to Novo Holdings and Gurnet Point Capital in September 2023, since June 2019. Prior to that, Dr. Loh served as President, Chief Operating Officer and Chief Medical Officer of Paratek, in each case until June 2019. From June 2012 to October 2014, Dr. Loh served as Chair of the board of directors of Paratek (prior to its merger with Transcept Pharmaceuticals, Inc.) and continues to serve as a member of its board. From 2009 to 2012, Dr. Loh served as Senior Vice President, Development and Strategic Operations, Worldwide Research and Development, at Pfizer Inc. From 2007 to 2009, Dr. Loh was Vice President, Multiple Therapeutic Areas at Wyeth Pharmaceuticals. Dr. Loh has served as a member of the board of directors of Adaptive Phage Therapeutics, Inc. since 2021 and Windtree Pharmaceuticals, Inc. (Nasdaq: WINT) since 2021. He is a past-Chair of the Antimicrobials Working Group, an industry leading organization of biotech companies focused on antimicrobial development, and currently serves as a member of its Executive Committee. Dr. Loh has served as a faculty member at both Harvard Medical School and the University of Pennsylvania School of Medicine. Dr. Loh received his A.B. from Harvard College and his M.D. from Harvard Medical School. He completed his Internal Medicine and Cardiovascular fellowship training at Brigham and Women’s Hospital. We believe Dr. Loh’s qualifications to sit on the Board include his experience in senior executive management roles with large, international biopharmaceutical companies and at Paratek Pharmaceuticals.

Amit K. Sachdev, J.D. Amit K. Sachdev has served as a member of our Board since April 2019. Since 2019, Mr. Sachdev has served as Executive Vice President, Chief Patient Officer and Chief of Staff to the CEO of Vertex Pharmaceuticals, Inc. (Nasdaq: VRTX), a global biotechnology company, where he has served over the past sixteen years in numerous executive leadership roles spanning the business as an executive officer and member of the Executive Committee, including overseeing regulatory affairs as Chief Regulatory Officer from 2015 to 2019, global market access and pricing, health economics and outcomes research, international commercial operations, alliance management, public affairs and corporate communications. Mr. Sachdev received his B.S. from Carnegie Mellon and his J.D. from Emory University School of Law. Mr. Sachdev serves on the board of directors of multiple non-profit organizations. We believe Mr. Sachdev’s qualifications to sit on the Board include his experience in healthcare public policy, global regulatory affairs and market access as well his senior executive management experience in the biopharmaceutical industry and federal government.

CLASS III DIRECTORS

Thomas J. Dietz, Ph.D. Thomas Dietz served as a member of privately-held Eiger BioPharmaceuticals, Inc.’s (“Private Eiger”) board of directors since his appointment in October 2015 until the completion of the Private Eiger’s business combination with Celladon Corporation in March 2016, with the surviving entity changing its name to Eiger BioPharmaceuticals, Inc. (the “Merger”). Since the completion of the Merger, Dr. Dietz has served as Chair of our Board. Dr. Dietz has more than 30 years of life-sciences industry experience. Dr. Dietz has served as Chair and CEO of Waypoint Holdings, LLC, a financial services firm, since December 2010. Dr. Dietz was previously co-CEO and then CEO and a director of Pacific Growth Equities, LLC, an investment bank and institutional brokerage firm. The firm was acquired by Wedbush Securities, a financial services firm, and Dr. Dietz subsequently served as head of the investment banking division. Dr. Dietz joined Pacific Growth in 1993 and served in various roles, including senior roles in equities research and investment banking, prior to taking the CEO role. Previously, Dr. Dietz was a member of the research faculty in the Department of Medicine, University of California, San Francisco and the VA Medical Center. Dr. Dietz holds a Ph.D. in molecular biology and biochemistry from Washington University in St. Louis and was a National Science Foundation Post-Doctoral Fellow. He also currently serves as board member of Paratek Pharmaceuticals, Inc., Leap Therapeutics, Inc., and several other private biotechnology companies. We believe Dr. Dietz’s qualifications to sit on the Board include his medical and research background and extensive finance and executive experience in the financial services industry.

Lisa Kelly-Croswell. Lisa Kelly-Croswell has served as a member of our Board since July 2022. Ms. Kelly-Croswell is the Senior Vice President and Chief Human Resources Officer at Boston Medical Center Health System (BMC), an academic medical center and hospital. Since 2013, she has been responsible for leading all human resources functions for BMC as well as BMC’s Occupational Health Clinic and Volunteer Services Department. Between 2006 and 2013, Ms. Kelly-Croswell held positions of increasing responsibility at Vertex Pharmaceuticals Inc., serving as Senior Vice President, Human Resources and Corporate Services between 2011 and 2013. Ms. Kelly-Croswell brings more than 30 years of experience in a wide range of global human resources leadership roles including: Vice President, Human Resources at Nitromed, Inc., Senior Vice President, Human Resources for Healthcare and Service Operations at CIGNA, and a series of progressive human resources leadership roles at Monsanto and Frito-Lay. Ms. Kelly-Croswell received a B.S. in Finance and an M.A. in Labor and Industrial Relations from the University of Illinois at Urbana-Champaign. She has served on the board of directors of Synelogic, Inc. (Nasdaq: SYBX) since 2021 and has served on the board of directors of multiple non-profit organizations. We believe Ms. Kelly-Croswell’s qualifications to sit on the Board include her leadership experience and human resources expertise.

Kim Sablich, M.B.A. Ms. Sablich has served as a member of our Board since April 2021. Ms. Sablich served as Executive Vice President, General Manager of North America of Jazz Pharmaceuticals, plc. (“Jazz”), a global biopharmaceutical company, from June 2020 to December 2023. Ms. Sablich oversees all of Jazz’s US regional business structure, which includes Jazz’s Medical Affairs, Commercial and Market Access teams. From December 2018 to May 2020, Ms. Sablich was Chief Commercial Officer of Myovant Sciences, Inc., a clinical-stage biopharmaceutical company. Prior to that, she served in various executive roles at GlaxoSmithKline plc, a multinational pharmaceutical company, including as Vice President, U.S. Primary Care Marketing from May 2015 to May 2018, as Vice President, Global Medicines Commercialization from July 2013 to May 2015, and as Vice President, U.S. Vaccines Commercial Strategy from October 2010 to June 2013. Prior to 2010, Ms. Sablich served in various positions at Merck & Company. Ms. Sablich earned her B.A. degree in economics from Denison University and her M.B.A. from The Wharton School of the University of Pennsylvania. We believe Ms. Sablich’s qualifications to sit on the Board include her experience in senior executive management roles with large, international biopharmaceutical companies.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of April 24, 2024. Biographical information with regard to Dr. Apelian is presented under “Class I Director” in this Form 10-K/A.

Name	Age	Position(s)
David Apelian, M.D., Ph.D., M.B.A	59	Chief Executive Officer and Director
William G. Kachioff	58	Chief Financial Officer
James A. Vollins	55	General Counsel, Chief Compliance Officer and Corporate Secretary

William G. Kachioff., William Kachioff has served as our Chief Financial Officer since April 2023. Mr. Kachioff is an employee of Danforth Advisors, LLC (“Danforth”) and has worked as an executive consultant for life sciences companies since September 2017. Mr. Kachioff served as interim chief financial officer of Aduro Biotech, Inc. (now known as Chinook Therapeutics, Inc.), a publicly-traded, clinical-stage cancer immunotherapy company, from January 2020 to October 2020. Mr. Kachioff served as chief financial officer of GenomeDx Biosciences (now known as Veracyte), a cancer diagnostics company, from November 2015 to May 2017, senior vice president and chief financial officer of Biocept, Inc., a molecular diagnostics company, from 2011 to 2015, and chief financial officer of Althea Technologies, Inc., a pharmaceutical contract manufacturer, from 2009 to 2011. Mr. Kachioff graduated from University at Buffalo, State University of New York with a B.S. in Management with concentrations in Accounting and Management of Information Sciences. He is a member of the American Institute of Certified Public Accountants and the Association of Bioscience Financial Officers.

James A. Vollins. James Vollins has served as our General Counsel, Chief Compliance Officer and Corporate Secretary since April 2023. Prior to joining the Company, Mr. Vollins was General Counsel, Chief Compliance Officer and Corporate Secretary at BioDelivery Sciences International, Inc., a commercial-stage specialty pharmaceutical company, from 2018 to 2022, and General Counsel, Chief Compliance Officer and Corporate Secretary at Bio Products Laboratory Limited, a global biotechnology company, from 2014 to 2018. Mr. Vollins earned his J.D. from Case Western Reserve University School of Law and earned a bachelor’s degree in Political Science and Government from Wesleyan University.

BOARD LEADERSHIP STRUCTURE

The Board of Directors of the Company has an independent Chair, Dr. Dietz, who has authority to, among other things, call and preside over Board meetings, including meetings of the independent directors, to set meeting agendas and to determine materials to be distributed to the Board. Accordingly, the Chair of the Board has substantial ability to shape the work of the Board. The Company believes that separation of the positions of the Chair and Chief Executive Officer reinforces the independence of the Board in its oversight of the business and affairs of the Company. In addition, the Company believes that having an independent Chair creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in the best interests of the Company and its stockholders. As a result, the Company believes that having an independent Chair can enhance the effectiveness of the Board as a whole.

ROLE OF THE BOARD IN RISK OVERSIGHT

One of the Board’s key functions is informed oversight of the Company’s risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various Board standing committees that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for the Company. The Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements, the performance of our internal audit function and risk related to cybersecurity. In its cybersecurity oversight role, the Audit Committee receives regular updates from management on developments in this area and measures taken to mitigate cybersecurity risk exposures. The Nominating and Governance Committee monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct, and oversees the Company’s progress on environmental, sustainability and governance matters. The Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. It is the responsibility of the committee chairs to report findings regarding material risk exposures to the Board as quickly as possible. The Board has delegated to the Board’s lead independent director the responsibility of coordinating between the Board and management with regard to the determination and implementation of responses to any problematic risk management issues.

MEETINGS OF THE BOARD OF DIRECTORS

The Board of Directors met twelve times during the last fiscal year. Based on available records, each Board member attended 75% or more of the aggregate number of meetings of the Board and of the committees on which he or she served, held during the portion of the last fiscal year for which he or she was a director or committee member.

INFORMATION REGARDING COMMITTEES OF THE BOARD OF DIRECTORS

The Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee.

The following table provides membership and meeting information for each Board committee as of the date of this Form 10-K/A.

Name	Audit	Compensation	Nominating and Governance
Thomas Dietz, M.D., Ph.D.	Chair	✓	✓
Jeffrey S. Glenn, M.D., Ph.D.*	✓*	✓*
Lisa Kelly-Croswell			✓
Evan Loh, M.D.		Chair	✓
Christine Murray, M.S., R.A.C.**	✓**		✓**
Kim Sablich, M.B.A.	✓
Amit K. Sachdev, J.D.		✓	Chair
Total meetings in 2023	4	7	3

*	Dr. Glenn resigned from the Board on April 1, 2024.
**	Ms. Murray resigned from the Audit Committee and the Nominating and Governance Committee on September 27, 2023 and the Board on March 15, 2024.

Below is a description of each standing committee of the Board of Directors.

Audit Committee

During the fiscal year, the Audit Committee of the Board of Directors was composed of four directors: Dr. Dietz (Chair), Dr. Glenn, Ms. Murray and Ms. Sablich, and the Audit Committee is currently composed of two directors: Dr. Dietz (Chair) and Ms. Sablich. The Audit Committee met four times during the fiscal year. The Board has adopted a written Audit Committee charter that is available to stockholders on the Company’s website at http://ir.eigerbio.com/phoenix.zhtml?c=254349&p=irol-govhighlights.

The Board of Directors has determined that each member of the Audit Committee meets the applicable Nasdaq rules and regulations regarding “independence” and each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to the Company.

In addition, the Board of Directors reviews the Nasdaq listing standards definition of independence for Audit Committee members on an annual basis and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 5605(c)(2)(A)(i) of the Nasdaq listing standards and Rule 10A-3 of the Exchange Act).

The Board of Directors has also determined that Dr. Dietz qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board made a qualitative assessment of Dr. Dietz’s level of knowledge and experience based on a number of factors, including the scope of his experience and nature of his employment in the corporate finance sector.

The Audit Committee was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. For this purpose, the Audit Committee performs several functions. The primary functions of the Audit Committee include:

•	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

•	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

•	monitoring the rotation of partners of our independent auditors on our engagement team as required by law;

•

prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;

•

reviewing our annual and quarterly financial statements and reports, including the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;

•

reviewing with our independent auditors critical audit matters addressed in the audit of the Company’s financial statements and the relevant financial statement accounts and disclosures that relate to such matters;

•

reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of our financial controls;

•	reviewing with management and our auditors any earnings announcements and other public announcements regarding material developments;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding financial controls, accounting or auditing matters and other matters;

•	preparing the report that the SEC requires in our annual Proxy Statement;

•	reviewing and providing oversight of any related-person transactions in accordance with our related-person transaction policy;

•	reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of business conduct and ethics, and overseeing cybersecurity risk management;

•	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented;

•	reviewing on a periodic basis our investment policy; and

•	reviewing and evaluating on an annual basis the performance of the Audit Committee, including compliance of the Audit Committee with its charter.

Report of the Audit Committee of the Board of Directors1

The Audit Committee has reviewed and discussed the audited financial statements as of and for the fiscal year ended December 31, 2023 with management of the Company. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by PCAOB Auditing Standard 1301, Communications with Audit Committees. The Audit Committee has also received the written disclosures and written communications from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the audit committee concerning independence and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Thomas Dietz

Kim Sablich

Compensation Committee

During the fiscal year, the Compensation Committee was composed of four directors: Dr. Loh (Chair), Dr. Dietz, Dr. Glenn and Mr. Sachdev, and now the Compensation Committee is composed of three directors: Dr. Loh (Chair), Dr. Dietz and Mr. Sachdev. The Compensation Committee met two times during the fiscal year. The Board has adopted a written Compensation Committee charter that is available to stockholders on the Company’s website at http://ir.eigerbio.com/phoenix.zhtml?c=254349&p=irol-govhighlights.

Our Board of Directors has determined that each member of the Compensation Committee is independent under Nasdaq listing standards and the rules and regulations of the SEC and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

The functions of the Compensation Committee include:

•

determining the compensation and other terms of employment of our chief executive officer and our other executive officers and reviewing and approving corporate performance goals and objectives relevant to such compensation;

•	reviewing and recommending to the full Board of Directors the compensation of our directors;

•

evaluating and administering our equity incentive plans, compensation plans, including pension and profit-sharing plans and deferred compensation plans, and other similar plans and programs advisable for us, as well as reviewing and recommending to our Board of Directors the adoption, modification or termination of our plans and programs;

•	establishing policies with respect to equity compensation arrangements;

•

to the extent required by applicable SEC rules, reviewing with management our disclosures under the caption “Compensation Discussion and Analysis,” when and as required by applicable rules and regulations of the SEC, and recommending to the full Board its inclusion in our periodic reports to be filed with the SEC; and

•	conducting an annual assessment of the performance of the Compensation Committee and its members and the adequacy of its charter.

[1]

The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Eiger under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Compensation Committee Processes and Procedures

The Compensation Committee meets as often as its members deem necessary or appropriate. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with the Company’s Chief Executive Officer. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of the Company. In addition, under the charter, the Compensation Committee has the authority to obtain, at the expense of the Company, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the compensation committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence.

During the past fiscal year, we retained Pearl Meyer & Partners, LLC (“Pearl Meyer”), a national executive compensation consulting firm, because of its reputation and previous experience advising similarly situated companies. We requested that Pearl Meyer conduct a review of our compensation structure and policies and review our executive compensation structure. Pearl Meyer supported the Compensation Committee in the areas of executive and equity compensation and Board of Director compensation, as well as an assessment of the Company’s various incentive plans, both cash and equity. Pearl Meyer also provides support in addressing executive new hires on a case-by-case basis.

The Compensation Committee is expected to make most of the significant adjustments to annual compensation, determine bonus and equity awards and establish new performance objectives at one or more meetings held during the first quarter of the year. However, the Compensation Committee may also consider matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of the Company’s compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. Generally, the Compensation Committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Board of Directors, which determines any adjustments to his compensation as well as awards to be granted. For all executives and directors as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels and recommendations of the Compensation Committee’s compensation consultant, including analyses of executive and director compensation paid at other companies identified by the consultant.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is currently or has been at any time one of our officers or employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Nominating and Governance Committee

The Nominating and Governance Committee of the Board of Directors is responsible for identifying, reviewing and evaluating candidates to serve as directors of the Company (consistent with criteria approved by the Board), reviewing and evaluating incumbent directors, selecting or recommending to the Board for selection candidates for election to the Board of Directors, making recommendations to the Board regarding the membership of the committees of the Board, assessing the performance of the Board and developing a set of corporate governance principles for the Company.

During the fiscal year, the Nominating and Governance Committee was composed of five directors: Mr. Sachdev (Chair), Dr. Dietz, Ms. Kelly-Croswell, Dr. Loh and Ms. Murray, and now the Nominating and Governance Committee is composed of four directors: Mr. Sachdev (Chair), Dr. Dietz, Ms. Kelly-Croswell and Dr. Loh. All members of the Nominating and Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The Nominating and Governance Committee met three times during the fiscal year. The Board has adopted a written Nominating and Governance Committee charter that is available to stockholders on the Company’s website at http://ir.eigerbio.com/phoenix.zhtml?c=254349&p=irol-govhighlights.

The functions of the Nominating and Governance Committee include:

•	identifying, reviewing and evaluating candidates to serve on the Board;

•	reviewing and assessing the performance of the Board, including Board committees and the leadership structure of the Board;

•

evaluating the performance of the members of the committees of the Board, reviewing the composition of such committees and recommending to the entire Board annually the chairmanship and membership of each such committee;

•

periodically reviewing with the Chief Executive Officer of the Company the plans for succession to the offices of the Company’s Chief Executive Officer and other key executive officers and making recommendations to the Board with respect to the selection of appropriate individuals to succeed to these positions;

•	overseeing the Company’s environmental, sustainability and governance efforts, progress and disclosures; and

•	conducting an annual assessment of the performance of the Nominating and Governance Committee and the adequacy of its charter.

Selection of Directors

The Nominating and Governance Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements and having the highest personal integrity and ethics. The Nominating and Governance Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of the Company’s stockholders. However, the Nominating and Governance Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of stockholders. In conducting this assessment, the Nominating and Governance Committee typically considers diversity, age, skills and such other factors as it deems appropriate, given the current needs of the Board and the Company, to maintain a balance of knowledge, experience and capability. In the case of incumbent directors whose terms of office are set to expire, the Nominating and Governance Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates, the Nominating and Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee by majority vote which we expect will typically be recommended to the full Board.

The Nominating and Governance Committee will consider director candidates recommended by stockholders. The Nominating and Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Governance Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Governance Committee at the following address: c/o Corporate Secretary, Eiger BioPharmaceuticals, Inc., 2155 Park Blvd., CA 94306, no later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting. Submissions must include the name and address of the Company stockholder on whose behalf the submission is made; the number of Company shares that are owned beneficially by such stockholder as of the date of the submission; the full name of the proposed candidate; a description of the proposed candidate’s business experience for at least the previous five years; complete biographical information for the proposed candidate; and a description of the proposed candidate’s qualifications as a director. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

BOARD DIVERSITY

Eiger is committed to diversity across our organization, including with respect to identifying and evaluating director candidates. Our Nominating and Governance Committee places significant emphasis on diversity and actively considers whether nominees further the Company’s goal of achieving a mix of Board members that represents a diversity of backgrounds, talents, skills and expertise. The current composition of our Board reflects the importance of diversity to the Company.

Board Diversity Matrix (as of April 24, 2024)

The table below provides information regarding certain diversity attributes of our Board members and nominees as of April 24, 2024, with categories as set forth by Nasdaq Listing Rule 5605(f).

Board Diversity Matrix

Total Number of Directors: 6

	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity	2	4	—	—
Part II: Demographic Background
African American or Black	1	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	2	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	—	—	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—	—	—	—
Did Not Disclose Demographic Background	—	—	—	—

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

Historically, the Company has not provided a formal process related to stockholder communications with the Board. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. Stockholders can communicate with the Board by email at info@eigerbio.com or by mail at Board of Directors, c/o Corporate Secretary, Eiger BioPharmaceuticals, Inc., 2155 Park Boulevard, Palo Alto, California 94306. The Company believes its responsiveness to stockholder communications to the Board has been excellent. The Nominating and Governance Committee may from time to time give full consideration to the adoption of a formal process for stockholder communications with the Board and, if adopted, publish it promptly and post it to the Company’s website.

CODE OF ETHICS

We have adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A current copy of the code is posted on the Corporate Governance section of our website, which is located at http://ir.eigerbio.com/phoenix.zhtml?c=254349&p=irol-govhighlights. If we make any substantive amendments to, or grant any waivers from, the Code of Business Conduct and Ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

DIRECTOR RESIGNATION POLICY

We have adopted a Director Resignation Policy pursuant to which any nominee for director is required to submit an offer of resignation for consideration by the Nominating and Governance Committee if such nominee for director (in an uncontested election) receives a greater number of “Withhold” votes from his or her election than votes “For” such election. In such case, the Nominating and Governance Committee will then consider all relevant facts and circumstances and recommend to the Board the action to be taken with respect to such offer of resignation. The Board will then act on the Nominating and Governance Committee’s recommendation. Promptly following the Board’s decision, we would disclose that decision and an explanation of such decision in a filing with the SEC or a press release.

ANTI-HEDGING POLICY

Our insider trading policy prohibits our board of directors, executive officers, employees and consultants, as well as family members or others subject to the influence or control of these individuals, from engaging in the trading of derivative securities, short sales, transactions in put or call options, hedging transactions, pledges, holding equity securities in margin accounts or other inherently speculative transactions relating to our equity securities.

ITEM 11. Executive Compensation

The following is a discussion of the compensation arrangements of our named executive officers. As a “smaller reporting company,” we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies.”

OVERVIEW

This section provides a discussion of the compensation paid or awarded to the Company’s named executive officers for the year ended December 31, 2023, which consist of (i) any person who served as Eiger’s principal executive officer during any part of 2023 and (ii) Eiger’s two other most highly compensated executive officers on December 31, 2023. For 2023, our named executive officers were:

•	David Apelian, our Chief Executive Officer;

•	Eldon Mayer, our former Executive Vice President and Chief Commercial Officer; and

•	James A. Vollins, our General Counsel, Chief Compliance Officer and Corporate Secretary.

2023 SUMMARY COMPENSATION TABLE

The following 2023 Summary Compensation Table and narrative disclosure sets forth information regarding the compensation of our named executive officers for the years ended December 31, 2023 and, to the extent required by SEC disclosure rules, December 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
David Apelian	2023	625,699	78,000	—	631,866	139,866	3,461	1,478,892
Chief Executive Officer	2022	30,875	—	—	—	—	173,511	204,386
Eldon Mayer	2023	438,021	35,000	—	160,282	—	4,902	638,205
Former Chief Commercial Officer	2022	410,000		81,600	312,444	172,200	4,763	981,007
James A. Vollins	2023	309,896	34,000	—	94,368	105,307	4,553	548,124
General Counsel, Corp. Sec. and Chief Compliance Officer

(1)	The amounts in this column represent a Company-wide discretionary bonus paid in December 2023 in recognition of extraordinary efforts in light of the Company’s challenges.
(2)

The amounts in this column reflect the aggregate grant date fair value of restricted stock units awarded during the year, computed at the grant date in accordance with the Financial Accounting Standard Board Accounting Standards Codification Topic 718 (“ASC 718”), based on our closing stock price on the date of grant. These amounts do not reflect the actual economic value that may be realized by the named executive officer upon the vesting of the restricted stock units or the sale of the common stock underlying such restricted stock units.

(3)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during the applicable year computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. These amounts do not reflect the actual economic value that may be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options.

(4)

In addition to base salaries, the Company’s named executive officers are eligible to receive annual performance-based cash bonuses. Cash bonuses are awarded for the achievement of defined, Board-approved strategic goals that the Company sets at the beginning of each year. The goals reflect key clinical, regulatory, financial and operational corporate objectives, and their attainment is determined by the Board. For more information, see below under “Employment, Severance and Change in Control Agreements—Offer Letter Agreements with Named Executive Officers.”

(5)	Additional information regarding all other compensation is provided in detail in the “All Other Compensation” table below:

All Other Compensation

Name	401(k) Contributions ($)	Life Insurance Premiums ($)	Total ($)
David Apelian	—	3,461	3,461
Eldon Mayer	—	4,902	4,902
James A Vollins	2,846	1,707	4,553

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Non-Equity Plan Compensation

Historically, we have provided our named executive officers with short-term incentive compensation through our annual performance-based plan. Annual bonus compensation holds executives accountable, rewards the executives based on actual business results and helps create a “pay for performance” culture. Our annual cash bonus plan provides cash incentive award opportunities for the achievement of performance goals established by our board of directors at the beginning of each fiscal year. The payment of awards under the 2023 annual cash bonus plan applicable to the named executive officers was subject to the attainment of a number of goals relating to key clinical, regulatory, financial and operational corporate objectives.

Based on our 2023 performance, the compensation committee of the board of directors awarded payouts under our annual cash bonus program in a total payout of 85% of the target bonus opportunity. Please see the “Non-Equity Incentive Compensation” column in the 2023 Summary Compensation Table for the amount of annual bonuses earned by the named executive officers in 2023 under the Company’s 2023 annual incentive program. For more information regarding the named executive officers’ target opportunities and payouts, see below under “Employment, Severance and Change in Control Agreements—Offer Letter Agreements with Named Executive Officers.”

Equity Incentive Awards

Although we do not have a formal policy with respect to the grant of equity incentive awards to its executive officers or any formal equity ownership guidelines applicable to them, we believe that equity grants provide its executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and its stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes executive officers to remain in our employment during the vesting period. In 2023, we granted nonstatutory stock options to Mr. Apelian (11,282), Mr. Mayer (2,937) and Mr. Vollins (4,000) and incentive stock options to Mr. Apelian (19,383), Mr. Mayer (1,377) and Mr. Vollins (0). For more information, see below under “2023 Outstanding Equity Awards at Fiscal Year-End.”

Perquisites, Health, Welfare and Retirement Benefits

Our named executive officers are eligible to participate in our employee benefit plans and programs, including medical and dental benefits, flexible spending accounts, long-term care benefits and short- and long-term disability and life insurance, to the same extent as its other full-time employees, subject to the terms and eligibility requirements of those plans.

We maintain a tax-qualified retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may defer eligible compensation subject to applicable annual Code limits. The 401(k) plan permits participants to make both pre-tax and certain after-tax (Roth) deferral contributions. These contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Employees are immediately and fully vested in their contributions. Currently, Eiger makes matching contributions to the 401(k) plan in the amount of up to 4% of each eligible U.S. employee’s annual salary, subject to applicable annual Code limits. The 401(k) plan is intended to be qualified under Section 401(a) of the Code with the 401(k) plan’s related trust intended to be exempt under Section 501(a) of the Code. As a tax qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

2023 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table presents the outstanding equity awards held by the Company’s named executive officers as of December 31, 2023.

	Option Awards								Stock Awards
Name	Grant Date	Vesting Commencement Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Apelian	9/28/2017	6/14/2017	(4)	833	—	322.50	9/27/2027
	1/5/2018	1/3/2018	(3)	834	—	411.00	1/4/2028
	1/5/2018	1/3/2018	(3)	4,165	—	411.00	1/4/2028
	3/14/2018	3/14/2018	(2)	925	—	285.00	3/13/2028
	3/14/2018	3/14/2018	(2)	308	—	285.00	3/13/2028
	3/21/2019	3/21/2019	(2)	3,371	—	429.30	3/20/2029
	3/21/2019	3/21/2019	(2)	312	—	429.30	3/20/2029
	3/12/2020	3/12/2020	(7)	333	—	168.00	3/11/2030
	3/12/2021	3/12/2021	(7)	333	—	299.70	3/11/2031
	3/11/2022	3/11/2022	(7)	400	—	153.00	3/10/2032
	1/31/2023	12/14/2022	(9)	1,870	—	49.50	06/14/2033
	1/31/2023	12/14/2022	(10)	150	—	49.50	01/31/2033
	1/31/2023	12/14/2022	(10)	3,646	—	49.50	01/31/2033
	7/3/2023	07/03/2023	(2)	2,600	5,036	21.87	07/03/2033
	7/3/2023	07/03/2023	(2)	—	17,363	21.87	07/03/2033
Eldon Mayer	1/5/2018	1/5/2018	(4)	416	—	411.00	1/4/2028
	3/14/2018	3/14/2018	(7)	166	—	285.00	3/13/2028
	3/21/2019	3/21/2019	(7)	166	—	429.30	3/20/2029
	1/31/2020	1/6/2020	(3)	3,072	—	370.80	1/30/2030
	1/31/2020	1/6/2020	(3)	608	94	370.80	1/30/2030
	3/12/2021	3/12/2021	(2)	1,628	393	299.70	3/11/2031
	3/12/2021	3/12/2021	(2)	—	353	299.70	3/11/2031
	3/12/2021	3/12/2021	(5)	—	—	—	—	131	822.29
	7/29/2021	7/29/2021	(4)	469	114	244.50	7/28/2031
	7/29/2021	7/29/2021	(6)	—	—	—	—			700	4,714.50
	3/11/2022	3/11/2022	(5)	—	—	—	—	355	2,390.93
	3/11/2022	3/11/2022	(2)	—	567	153.00	3/10/2032
	3/11/2022	3/11/2022	(2)	1,426	1,273	153.00	3/10/2032
	1/26/2023	01/25/2023	(11)	—	953	41.10	01/26/2033
	1/26/2023	01/25/2023	(11)	—	96	41.10	01/26/2033
	3/1/2023	03/01/2023	(2)	259	1,022	51.30	03/01/2033
	3/1/2023	03/01/2023	(2)	351	1,633	51.30	03/01/2033
James A. Vollins	4/28/2023	04/10/2023	(2)	666	3,334	30.90	04/28/2033

(1)	Amounts reflect the value of restricted stock units, each with respect to one share of our common stock, as of December 31, 2023.
(2)	The option vests in 48 equal monthly installments measured from the vesting commencement date.
(3)	Twenty-five percent of the shares subject to the option vest on the first anniversary of the vesting commencement date and the remainder vests in 36 equal monthly installments thereafter.
(4)	The option vests in 36 equal monthly installments measured from the vesting commencement date.
(5)	The underlying restricted stock units will vest in three equal annual installments.
(6)	Performance based shares that vest upon hitting target metrics.
(7)	The option vests in 12 equal monthly installments measured from the vesting commencement date.
(8)	One hundred percent of the award vests 12 months from the vesting commencement date.
(9)	The option vests in 6 equal monthly installments measured from the vesting commencement date.
(10)	One hundred percent of the shares subject to the option vest on the 6-month anniversary of the vesting commencement date.
(11)

Fifty percent of the shares subject to the option vest on the first anniversary of the vesting commencement date, and fifty percent of the shares subject to the option vest on the 18-month anniversary of the vesting commencement date.

EMPLOYMENT, SEVERANCE AND CHANGE IN CONTROL AGREEMENTS

Offer Letter Agreements with Named Executive Officers

We have offer letter agreements with each of our named executive officers. The agreements generally provide for at-will employment and set forth the executive officer’s initial base salary, annual performance bonus opportunity, initial equity grant amount and eligibility for employee benefits. The key terms of the offer letters are described below.

We entered into an offer letter agreement with Dr. Apelian, effective December 14, 2022. The agreement wss for an initial six month term commencing December 14, 2022, but it may be automatically extended for three-month periods. Either party may terminate the agreement at any time with notice. The agreement entitled Dr. Apelian to an initial base salary of $627,000 per year. The agreement provided that he will be eligible to receive a bonus targeted at 60% of base salary based upon his performance and the attainment of company objectives. Dr. Apelian received an initial grant of 170,000 shares of stock options (“Initial Grant”) of which 113,900 shares vest upon the earlier of (i) the 6 month anniversary of the effective date of the offer letter agreement or (ii) the Company’s appointment of a full-time non-interim Chief Executive Officer, as long as Dr. Apelian is employed on such vesting date. Additionally, 56,100 shares of the Initial Grant shall vest in 6 equal monthly installments, following the effective date of the offer letter agreement, subject to Dr. Apelian’s continuous service. Pursuant to the terms of the agreement, Dr. Apelian was subject to certain confidentiality and intellectual property obligations. On June 28, 2023, Dr. Apelian was appointed to serve as the Company’s Chief Executive Officer. In connection with Dr. Apelian’s appointment, Eiger entered into an amended and restated employment agreement with Dr. Apelian (the “Restated Employment Agreement”), which replaced in its entirety and superseded the terms of the initial employment agreement with Dr. Apelian. Pursuant to the Restated Employment Agreement, Dr. Apelian is entitled to an annual base salary of $650,000 and an annual bonus targeted at 60% of his base salary based upon his performance and the attainment of Company objectives. Dr. Apelian also received a grant a stock option to purchase up to 750,000 shares of the Company’s common stock. Dr. Apelian is also subject to certain confidentiality and intellectual property obligations.

Eiger entered into an offer letter agreement with Mr. Mayer in December 2019. The agreement is for an unspecified term and entitles Mr. Mayer to an initial annual base salary of $390,000. The agreement also provides that he is eligible to receive a bonus targeted at 35% of base salary based upon his performance and the attainment of company objectives. Pursuant to the terms of the agreement, Mr. Mayer is subject to certain confidentiality obligations and is obligated to sign and comply with an agreement relating to proprietary information and inventions.

Eiger entered into an offer letter agreement with Mr. Vollins in March 2023. The agreement is for an unspecified term and entitles Mr. Vollins to an initial annual base salary of $425,000. The agreement also provided that he is eligible to receive a bonus targeted at 40% of base salary based upon his performance and the attainment of company objectives. Pursuant to the terms of the agreement, Mr. Vollins is subject to certain confidentiality obligations and is obligated to sign and comply with an agreement relating to proprietary information and inventions.

Potential Payments upon Termination of Employment or Change in Control with our Named Executive Officers

Upon termination of Dr. Apelian’s employment without cause or resignation for good reason, Dr. Apelian will be entitled to (i) severance pay in an amount equal to his then-current base salary for a period of 12 months, as well as his target bonus on a pro-rata basis for such 12-month period; (ii) COBRA continuation coverage for up to 12 months; and (iii) accelerated vesting of any then-unvested equity that would have vested during the 12-month period following termination of his employment. In addition, in the event that Dr. Apelian’s employment is terminated by the Company without cause or by Dr. Apelian with good reason during a period commencing 90 days prior to or one year following a change in control, he will be entitled to (i) severance pay in an amount equal to continuation of his then-current base salary for a period of 18 months, as well as his target bonus on a pro-rata basis for such 18-month period; (ii) COBRA continuation coverage for up to 18 months; and (iii) accelerated vesting of any then-unvested equity awards, with any such equity awards subject to performance-based vesting conditions deemed to have been achieved at target level.

Pursuant to the terms of his offer letter agreement, upon termination of his employment without cause or resignation for good reason (other than for death or disability), Mr. Mayer will receive 12 months of base salary and up to 12 months company-subsidized COBRA coverage, as well as pro rata target bonus, 50% acceleration of the vesting of his unvested equity awards held as of such time and the deemed target achievement of any outstanding equity that is subject to performance-based vesting conditions. Upon termination of Mr. Mayer’s employment without cause or resignation for good reason (other than for death or disability) in connection with a change in control, Mr. Mayer will receive 18 months of base salary and up to 18 months company-subsidized COBRA coverage, as well as pro rata target bonus, 100% acceleration of the vesting of his unvested equity awards held as of such time and the deemed target achievement of any outstanding equity that is subject to performance-based vesting conditions.

Pursuant to the terms of his offer letter agreement, upon termination of his employment without cause or resignation for good reason (other than for death or disability), Mr. Vollins will receive 9 months of base salary and up to 9 months company-subsidized COBRA coverage. Upon termination of Mr. Vollins’ employment without cause or resignation for good reason (other than for death or disability) in connection with a change in control, Mr. Vollins will receive 12 months of base salary and up to 12 months company-subsidized COBRA coverage, as well as pro rata target bonus, 100% acceleration of the vesting of his unvested equity awards held as of such time and the deemed target achievement of any outstanding equity that is subject to performance-based vesting conditions.

2023 NON-EMPLOYEE DIRECTOR COMPENSATION

The following table shows for the fiscal year ended December 31, 2023 certain information with respect to the compensation of all non-employee directors of the Company:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Total ($)
Thomas Dietz, Ph.D.	170,000	—	—	170,000
Jeffrey Glenn, M.D., Ph.D.	67,000	—	—	67,000
Lisa Kelly-Croswell.	52,500	—	—	52,500
Evan Loh, M.D.	69,500	—	—	69,500
Christine Murray, M.S., R.A.C.	61,500	—	—	61,500
Kim Sablich, M.B.A	57,000	—	—	57,000
Amit K. Sachdev, J.D.	67,500	—	—	67,500

(1)

Dr. Apelian serves as a member of our Board but, as an executive officer of the Company during all of 2023, Dr. Apelian did not receive any additional compensation for his services as a member of our Board.

(2)

The amounts in this column reflect the aggregate grant date fair value of restricted stock units awarded during the year, computed at the grant date in accordance with ASC 718, based on our closing stock price on the date of grant. These amounts do not reflect the actual economic value that may be realized by the non-employee director upon the vesting of the restricted stock units or the sale of the common stock underlying such restricted stock units. As of December 31, 2023, each of our non-employee directors had 2,359 unvested restricted stock units.

(3)

Amounts listed represent the aggregate grant date fair value of option awards granted during 2023 computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 10 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. These amounts do not reflect the actual economic value that may be realized by the non-employee director upon vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options. As of December 31, 2023, the aggregate number of shares outstanding under all options to purchase our common stock held by our non-employee directors were: Dr. Dietz: 6,396; Dr. Glenn: 4,831; Ms. Kelly-Croswell: 1,933; Dr. Loh: 3,498; Ms. Murray: 3,165; Ms. Sablich: 2,166; and Mr. Sachdev: 2,832.

Non-Employee Director Compensation Policy

The Company’s 2023 compensation policy for non-employee directors is set forth as follows:

•	an annual cash retainer of $45,000;

•	an additional annual cash retainer of $85,000 for service as Chair of the Company’s Board of Directors;

•	an additional annual cash retainer of $12,000, $10,000 and $7,500 for service on the Company’s Audit Committee, Compensation Committee and Nominating and Governance Committee, respectively;

•	an additional annual cash retainer of $22,500, $17,000 and $12,500 for service as Chair of the Audit Committee, Compensation Committee and Nominating and Governance Committee, respectively;

•

an automatic annual option grant to purchase 28,000 shares of the Company’s common stock for each non-employee director serving on the Board of Directors and 40,000 for the Chair of the Board, in each case vesting monthly over the twelve-months from the date of grant, subject to the director’s continued service with the Company; and

•

upon first joining the Company’s Board of Directors, an automatic initial grant of an option to purchase 42,000 shares of the Company’s common stock that vests monthly over a three-year period following the grant date subject to the director’s continued service with the Company.

Each of the option grants described above vests and become exercisable subject to the director’s continuous service with the Company, provided that each option vests in full upon a change of control, as defined under the Company’s 2013 Plan. In addition, the post-termination exercise period for each of the option grants described above will be three years from the date of termination of service, if such termination of service is other than for cause subject to the ten-year term of each option. The options are granted under the Company’s 2013 Plan.

Policy on Recoupment of Incentive Compensation

In December 2023, the Board adopted a written policy on recoupment of incentive compensation in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act and applicable Nasdaq listing rules, a copy of which was filed as an exhibit to the Original Form 10-K.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and RSUs(a)	Weighted- Average Exercise Price of Outstanding Options(b)		Number of Securities Remaining for Issuance under Equity Compensation Plans excluding Securities reflected in column (a)(c)
Equity compensation plans approved by stockholders(1)	186,149		$167.68	228,478
Equity compensation plans not approved by stockholders(2)		$
Total	186,149		$167.68	228,478

(1)

Includes securities issuable under our 2009 Equity Incentive Plan (the “2009 Plan”), our Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”) and our 2013 Employee Stock Purchase Plan (the “ESPP”). The 2013 Plan provides that on the first day of each fiscal year, ending on (and including) January 1, 2026, the number of shares authorized for issuance under the 2013 Plan is automatically increased by a number equal to: (a) 5% of the total number of shares of capital stock outstanding on the last day of the preceding fiscal year; or (b) such lesser number of shares of common stock as is determined by the Board for the applicable year. The ESPP provides that on January 1st of each year, ending on (and including) January 1, 2026, the number of shares authorized for issuance under the ESPP is automatically increased by a number equal to the lesser of: (a) 1% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year; (b) 165,000 shares; or (c) such lesser number of shares of common stock as is determined by the Board for the applicable year.

(2)	Includes securities issuable under our 2021 Inducement Plan, which has a maximum award granted for eligible persons of 1,850,000 shares.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information regarding the ownership of the Company’s common stock as of April 24, 2024 by: (i) each of our directors and named executive officers; (ii) all executive officers and directors of the Company as a group; and (iii) all those known by the Company to be beneficial owners of more than five percent of its common stock.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including options and warrants that are currently exercisable or exercisable within 60 days of April 24, 2024, or issuable upon settlement of restricted stock units within 60 days of April 24, 2024. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable. Common stock subject to stock options currently exercisable or exercisable within 60 days of April 24, 2024, or issuable upon settlement of restricted stock units within 60 days of April 24, 2024, is deemed to be outstanding for computing the percentage ownership of the person holding these options and the percentage ownership of any group of which the holder is a member but is not deemed outstanding for computing the percentage of any other person.

Our calculation of the percentage of beneficial ownership is based on 1,480,797 shares of our common stock outstanding on April 24, 2024. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Eiger BioPharmaceuticals, Inc., 2155 Park Blvd., Palo Alto, CA 94306.

	Beneficial Ownership(1)
	Number of Shares	Percent of Total
5% Stockholders:
Entities affiliated with Ameriprise Financial, Inc.(2)
45 Ameriprise Financial Center
Minneapolis, MN 55474	250,184	16.9%
Entities affiliated with Propel Bio Partners LLC(3)
1900 Avenue of the Stars, #1000
Los Angeles, CA 90067	179,174	12.10%
Moshe Arkin(4)
6 Ha’Choshlim St., Building C, 6th Floor
Herzliya Pituach 46724
Israel	149,370	10.1%
Named Executive Officers and Directors:
David Apelian, M.D., Ph.D.(5)	54,232	3.7%
Eldon Mayer(6)	14,999	1.0%
James A. Vollins(7)	5,166	*
Thomas Dietz, Ph.D.(8)	10,428	*
Lisa Kelly-Croswell(9)	638	*
Evan Loh, M.D.(10)	4,031	*
Kim Sablich, M.B.A.(11)	2,366	*
Amit Sachdev, J.D.(12)	3,365	*
All executive officers and directors as a group (9 persons)(13)	95,225	6.4%

*	Less than one percent.
(1)

This table is based upon information supplied by officers, directors and certain principal stockholders, Forms 4 and Schedules 13D and 13G filed with the SEC. On January 5, 2024, we effected a 1-for-30 reverse stock split of our common stock (the “Reverse Stock Split”), and the share amounts listed below reflect the Reverse Stock Split.

(2)

The indicated ownership is based solely on a Schedule 13G/A filed with the SEC by the reporting entities on February 14, 2024. The Schedule 13G/A provides information as of December 31, 2023. Of the 7,505,539 shares (adjusted to 250,184 shares reflecting the Reverse Stock Split) of common stock reported as beneficially owned by Ameriprise Financial, Inc. (“Ameriprise”), Ameriprise has shared voting power with respect to 6,762,382 (adjusted to 225,412 shares reflecting the Reverse Stock Split) shares and shared dispositive power with respect to 7,505,539 shares (adjusted to 250,184 shares reflecting the Reverse Stock Split) of common stock. Ameriprise, as the parent company of Columbia Management Investment Advisers, LLC (“CMIA”) may be deemed to have, but disclaims, beneficial ownership of the shares reported by Columbia in the Schedule 13G/A filing. Accordingly, the shares reported as beneficially owned by Ameriprise include those shares separately reported as beneficially owned by CMIA in the Schedule 13G/A filing. CMIA, as the investment adviser to Columbia Seligman Technology and Information Fund (“Fund”) and various other unregistered and registered investment companies and other managed accounts, may be deemed to have, but disclaims, beneficial ownership of the shares reported by the Fund. Accordingly, the shares reported as beneficially owned by CMIA include those shares separately reported by the Fund in the Schedule 13G/A filing.

(3)

The indicated ownership is based solely on a Schedule 13D/A filed with the SEC by the reporting entities on November 3, 2023. The Schedule 13D/A provides information as of November 2, 2023. Of the 5,375,225 (adjusted to 179,174 shares reflecting the Reverse Stock Split) shares of common stock reported as beneficially owned by entities affiliated with Propel Bio Partners LLC (“Propel General Partner”), (i) Mr. Richard Kayne has shared voting and dispositive power over 5,375,225 shares (adjusted to 179,174 shares reflecting the Reverse Stock Split); (ii) Propel Bio Management LLC (“Propel Management” and, with Propel General Partner, “Propel”) and Leen Kawas have shared voting and dispositive power over 4,391,432 shares (adjusted to 146,381 shares reflecting the Reverse Stock Split); and (iii) the Richard Kayne and Suzanne Kayne Living Trust dtd 01/14/1999 (the “Family Trust”), of which Mr. Kayne serves as the trustee and a beneficiary, directly owns 983,793 shares (adjusted to 32,793 shares reflecting the Reverse Stock Split), over which it has shared voting and dispositive power. Propel Management and Propel General Partner act as the investment advisor to one or more private investment funds and Propel Management acts as the investment advisor to an investment company registered under the Investment Company Act of 1940, as amended, and such investment funds and investment company directly owned the reported shares. Ms. Kawas and Mr. Kayne are co-founders of Propel and Ms. Kawas is the managing general partner thereof. Mr. Kayne, as trustee of the Family Trust, possesses voting control and/or power to direct the disposition of the shares held by the Family Trust. Accordingly, for purposes of Rule 13d-3 of the Exchange Act, the Family Trust and Mr. Kayne may be deemed to beneficially own such shares. Ms. Kawas is the sole owner of Propel Management. Propel General Partner, Propel Management, Ms. Kawas, Mr. Kayne and the Family Trust disclaim beneficial ownership of any shares not directly owned thereby.

(4)

The indicated ownership is based solely on a Schedule 13D/A filed with the SEC by the reporting person on December 4, 2023. The Schedule 13D/A provides information as of November 14, 2023. Moshe Arkin has sole voting power with respect to 4,481,126 shares (adjusted to 149,370 shares reflecting the Reverse Stock Split) and sole dispositive power with respect to 4,481,126 shares (adjusted to 149,370 shares reflecting the Reverse Stock Split).

(5)

Includes 31,032 shares owned directly by Dr. Apelian and 23,200 shares that Dr. Apelian has the right to acquire from the Company within 60 days of April 24, 2024 pursuant to the exercise of stock options or issuable upon settlement of restricted stock units.

(6)

Includes 5,551 shares owned directly by Mr. Mayer and 9,448 shares that Mr. Mayer has the right to acquire from the Company within 60 days of April 24, 2024 pursuant to the exercise of stock options or issuable upon settlement of restricted stock units.

(7)

Includes 4,000 shares owned directly by Mr. Vollins and 1,166 shares that Mr. Vollins has the right to acquire from the Company within 60 days of April 24, 2024 pursuant to the exercise of stock options or issuable upon settlement of restricted stock units.

(8)

Includes 3,699 shares directly owned by Dr. Dietz and 5,063 shares that Dr. Dietz has the right to acquire from the Company within 60 days of April 24, 2024 pursuant to the exercise of stock options or issuable upon settlement of restricted stock units and 1,666 shares held by the Dietz Family Trust. As a co-trustee of the Dietz Family Trust, Dr Dietz shares voting and dispositive power over the shares held by the Dietz Family Trust.

(9)	Includes 638 shares that Ms. Kelly-Croswell has the right to acquire from the Company within 60 days of April 24, 2024 pursuant to the exercise of stock options.
(10)

Includes 1,466 shares owned directly by Dr. Loh and 2,565 shares that Dr. Loh has the right to acquire from the Company within 60 days of April 24, 2024 pursuant to the exercise of stock options or issuable upon settlement of restricted stock units.

(11)

Includes 1,133 shares directly owned by Ms. Sablich and 1,233 shares that Ms. Sablich has the right to acquire from the Company within 60 days of April 24, 2024 pursuant to the exercise of stock options.

(12)

Includes 1,466 shares directly owned by Mr. Sachdev and 1,899 shares that Mr. Sachdev has the right to acquire from the Company within 60 days of April 24, 2024 pursuant to the exercise of stock options or issuable upon settlement of restricted stock units.

(13)

Includes only named executive officers and current directors and executive officers serving in such capacity on the date of the table: Dr. Apelian, Mr. Mayer, Mr. Vollins, Mr. Kachioff, Dr. Dietz, Ms. Kelly-Croswell, Dr. Loh, Ms. Sablich and Mr. Sachdev.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions Policy

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

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our Audit Committee (or, where review by our Audit Committee would be inappropriate, to another independent body of our Board of Directors) for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our Audit Committee or another independent body of our Board of Directors takes into account the relevant available facts and circumstances including, but not limited to:

1.	the risks, costs and benefits to us;

2.	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

3.	the terms of the transaction;

4.	the availability of other sources for comparable services or products; and

5.	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

Certain Relationships And Related-Person Transactions

The following is a summary of transactions since January 1, 2022 in which we have participated where the amount involved exceeded or will exceed the lesser of 1% of the average of our total assets, measured at year-end for each of fiscal year 2022 and fiscal year 2023, or $120,000 and in which any of our directors, executive officers or holders of more than 5% of our capital stock or any members of their immediate family had or will have a direct or indirect material interest, other than compensation arrangements which are described under “Executive Compensation” and “Director Compensation.”

Indemnification Agreements

We have entered into indemnity agreements with our directors and officers that provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for all reasonable expenses and liabilities incurred with any action or proceeding brought against them by reason of the fact that they are serving in such capacity, and otherwise to the fullest extent permitted under Delaware law and our Bylaws.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that, other than Dr. Apelian, by virtue of his position as Chief Executive Officer, each of the Company’s directors is independent within the meaning of the applicable Nasdaq listing standards. In making this determination, the Board found that none of the current directors or nominees for director, other than Dr. Apelian, had a material or other disqualifying relationship with the Company.

ITEM 14. Principal Accountant Fees and Services

Current Independent Registered Public Accounting Firm Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Company’s independent registered public accounting firm, in connection with the audits of our annual financial statements for the years ended December 31, 2023 and 2022 and for other services rendered by KPMG LLP during those periods.

	Fiscal Year Ended
	December 31, 2023	December 31, 2022
Audit Fees(1)	$1,097,400	$1,253,877
Audit-related Fees(2)	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$1,097,400	$1,253,877

(1)

Audit Fees consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our Annual Report on Form 10-K filed with the SEC, review of our quarterly financial statements presented in our quarterly reports on Form 10-Q, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)

Audit-related fees consist of fees for assurance and related services reasonably related to the performance of the audit or review of financial statements and that are not reported under the Audit Fees category.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, KPMG LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by KPMG LLP is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	The following is a list of exhibits filed with this Annual Report or incorporated herein by reference:

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger and Reorganization, dated as of November 18, 2015, by and among Celladon Corporation, Celladon Merger Sub, Inc., and Eiger BioPharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on November 19, 2015).

3.1	Amended and Restated Certificate of Incorporation of Celladon Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Celladon Corporation, filed with the SEC on February 10, 2014).

3.2	Amended and Restated Bylaws of Celladon Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on February 10, 2014).

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Celladon Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on March 23, 2016).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Celladon Corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on March 23, 2016).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Eiger BioPharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on January 8, 2024).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 29, 2013).

4.2	Form of Warrant to Purchase Common Stock issued to participants in Celladon Corporation’s Convertible Debt and Warrant financing, dated October 15, 2013 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

4.3	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K (File No. 001-36183), filed with the SEC on March 13, 2020).

10.1+	Form of Indemnity Agreement by and between Celladon Corporation and its directors and officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.2+	Celladon Corporation 2001 Stock Option Plan and Form of Notice of Grant of Stock Option, Stock Option Agreement and Stock Option Exercise Notice thereunder (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.3+	Celladon Corporation 2012 Equity Incentive Plan and Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1, as amended (File No. 333-191688), originally filed with the SEC on October 11, 2013).

10.4+	Celladon Corporation Non-Employee Director Compensation Policy, amended on April 12, 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36183), filed with the SEC on May 12, 2017).

10.5+	Eiger BioPharmaceuticals, Inc. 2009 Equity Incentive Plan and Form of Notice of Grant of Stock Option, Stock Option Agreement and Stock Option Exercise Notice thereunder (incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.6+	Eiger BioPharmaceuticals, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10-Q (File No. 001-36183), filed with the SEC on November 8, 2016).

10.7+	Eiger BioPharmaceuticals, Inc. Amended and Restated 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10-Q (File No. 001-36183), filed with the SEC on November 8, 2016).

10.8	Lease, dated as of March 19, 2015 by and between JTC, a California general partnership and Eiger BioPharmaceuticals, Inc. (incorporated by reference to Exhibit 10.38 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.9*^	Asset Purchase Agreement, dated September 25, 2015, by and between Eiger BioPharmaceuticals, Inc. and Tracey McLaughlin and Colleen Craig (incorporated by reference to Exhibit 10.9 to the Annual report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2021).

10.10*^	License Agreement, dated September 3, 2010, by and between Eiger BioPharmaceuticals, Inc. and Merck Corporation (incorporated by reference to Exhibit 10.10 to the Annual report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2021).

10.11	Sublease Agreement, dated as of January 8, 2016, by and between Baker Hughes Oilfield Operations, Inc. and Eiger BioPharmaceuticals, Inc. (incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-4, as amended (File No. 333-208521), originally filed with the SEC on December 14, 2015).

10.12*^	License Agreement, dated as of April 20, 2016, by and between Eiger BioPharmaceuticals, Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.12 to the Annual report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2021).

10.13	Common Stock Purchase Agreement, dated as of April 20, 2016, by and between Eiger BioPharmaceuticals, Inc. and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-3, as amended (File No. 333-212114) filed with the SEC on June 17, 2016).

10.14	Standard Multi-Tenant Office Lease – Net, dated October 11, 2017, by and between Eiger BioPharmaceuticals, Inc. and the McDonald Family Co. LLC, and addendum thereto (incorporated by reference to Exhibit 10.27 to the Annual report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2018).

10.15	First Amendment to Lease, dated April 26, 2018, by and between Eiger BioPharmaceuticals, Inc. and the McDonald Family Co. LLC (incorporated by reference to Exhibit 10.2 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on May 11, 2018).

10.16*	Amendment No. 6 to License Agreement, dated September 3, 2010, by and between Eiger BioPharmaceuticals, Inc. and Merck Sharp & Dohme Corp (incorporated by reference to Exhibit 10.17 to the Annual report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2021).

10.17*^	Collaboration and Supply Agreement, dated May 15, 2018, by and between Eiger BioPharmaceuticals, Inc. and The Progeria Research Foundation (incorporated by reference to Exhibit 10.18 to the Annual report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2021).

10.18	Common Stock Purchase Agreement, dated September 19, 2018, by and between Eiger BioPharmaceuticals, Inc. and RRD International, LLC (incorporated by reference to Exhibit 10.2 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on November 9, 2018).

10.19+	Amended and Restated Offer Letter Agreement, dated as of November 1, 2019, by and between Eiger BioPharmaceuticals, Inc. and David A. Cory (incorporated by reference to Exhibit 10.1 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on November 7, 2019).

10.20+	Amended and Restated Offer Letter Agreement, dated as of November 1, 2019, by and between Eiger BioPharmaceuticals, Inc. and Sriram Ryali (incorporated by reference to Exhibit 10.2 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on November 7, 2019).

10.21+	Amended and Restated Offer Letter Agreement, dated as of November 1, 2019, by and between Eiger BioPharmaceuticals, Inc. and Stephana E. Patton (incorporated by reference to Exhibit 10.3 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on November 7, 2019).

10.22+	Amended and Restated Offer Letter Agreement, dated as of November 1, 2019, by and between Eiger BioPharmaceuticals, Inc. and James Shaffer (incorporated by reference to Exhibit 10.4 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on November 7, 2019).

10.23*^	License Agreement, dated as of May 10, 2019, by and among the Trustees of the University of Pennsylvania and The Children’s Hospital of Philadelphia and Eiger BioPharmaceuticals, Inc. (incorporated by reference to Exhibit 10.5 to the Quarterly report on Form 10-Q (File No. 001-36183) filed with the SEC on November 7, 2019).

10.24+	Offer Letter Agreement, by and between Eiger BioPharmaceuticals, Inc. and Eldon Mayer, dated as of December 3, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on May 7, 2020).

10.25+	Eiger BioPharmaceuticals, Inc. Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on May 7, 2020).

10.26*	Amendment No. 1, dated June 15, 2020, to the Collaboration and Supply Agreement, dated May 15, 2018, by and between Eiger BioPharmaceuticals, Inc. and the Progeria Research Foundation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on August 6, 2020).

10.27	Asset Purchase Agreement, by and between Eiger BioPharmaceuticals, Inc. and AbbVie Inc., dated as of November 20, 2020 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2021).

10.28	Amendment No. 7 to License Agreement, dated November 3, 2020, by and between Eiger BioPharmaceuticals, Inc. and Merck Sharp & Dohme Corp (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K (File No. 001-36183) filed with the SEC on March 9, 2021).

10.29+	Form of Restricted Stock Unit Award Grant Notice and Award Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on May 6, 2021).

10.30+**	Amended 2021 Inducement Plan.

10.31+	Offer Letter Agreement, by and between Eiger BioPharmaceuticals, Inc. and Erik Atkisson, dated as of August 26, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on November 4, 2021).

10.32*^	Loan and Security Agreement, dated June 1, 2022, among Eiger BioPharmaceuticals, Inc., its domestic subsidiaries and Innovatus Life Sciences Lending Fund I, LP, as collateral agent and lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 7, 2022).

10.33	Common Stock Purchase Agreement, dated June 1, 2022, among Eiger BioPharmaceuticals, Inc., Innovatus Life Sciences Lending Fund I, LP, Innovatus Life Sciences Offshore Fund I-A, LP, Innovatus Flagship Fund I, LP, and Innovatus Flagship Offshore Fund I, LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 7, 2022).

10.34+	Separation Agreement and General Release, dated as of February 6, 2023, by and between Eiger BioPharmaceuticals, Inc. and David A. Cory (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K (File No. 001-36183) filed with the SEC on March 17, 2023)

10.35+	Offer Letter Agreement, dated as of January 9, 2023, by and between Eiger BioPharmaceuticals, Inc. and David Apelian (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K (File No. 001-36183) filed with the SEC on March 17, 2023).

10.36	Second Amendment to Lease, dated February 16, 2023, by and between Eiger BioPharmaceuticals, Inc. and the McDonald Family Co. LLC (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K (File No. 001-36183) filed with the SEC on March 17, 2023).

10.37+	Offer Letter Agreement, dated as of March 31, 2023, by and between Eiger BioPharmaceuticals, Inc. and James Vollins (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on August 14, 2023).

10.38+	Consulting Agreement, dated as of March 10, 2023, by and between Eiger BioPharmaceuticals, Inc. and Danforth Advisors, LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on August 14, 2023).

10.39+	Amended and Restated Employment Terms, by and between Eiger BioPharmaceuticals, Inc. and David Apelian, dated as of June 28, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36183) filed with the SEC on June 30, 2023).

10.40+	Offer Letter Agreement/Employment Agreement, dated as of November 25, 2019, by and between Eiger BioPharmaceuticals, Inc. and Ingrid Choong (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on November 9, 2023).

10.41+	Promotion Letter Agreement, dated as of September 21, 2023, by and between Eiger BioPharmaceuticals, Inc. and Ingrid Choong (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36183) filed with the SEC on November 9, 2023).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K (File No. 001-36183) filed with the SEC on April 8, 2024).

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Annual Report on Form 10-K (File No. 001-36183) filed with the SEC on April 8, 2024).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K (File No. 001-36183) filed with the SEC on April 8, 2024).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-K (File No. 001-36183) filed with the SEC on April 8, 2024).

31.3**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.4**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K (File No. 001-36183) filed with the SEC on April 8, 2024).

97.1	Eiger BioPharmaceuticals, Inc. Policy on Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K (File No. 001-36183) filed with the SEC on April 8, 2024).

101.INS**	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2023, has been formatted in Inline XBRL and is contained in Exhibit 101.

+	Indicates a management contract or compensatory plan or arrangement.
*

Certain marked information has been omitted from this exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and is the type that the registrant treats as private and confidential. An unredacted copy of this exhibit will be furnished supplementally to the SEC upon request.

^	Certain schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.
†

The certifications attached as Exhibit 32.1 accompanying this Annual Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Eiger Biopharmaceuticals, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

**	Filed herewith.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eiger BioPharmaceuticals, Inc.

Date: April 29, 2024	By:	/s/ David Apelian
David Apelian
Director, Chief Executive Officer
(Principal Executive Officer)